Form 10-Q
period 1993-12-31
NORTH SHORE GAS CO /IL/
filed 1994-02-11
CIK 110101

- -------------------------------------------------------------------------------


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


   (Mark One)

     /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993

                                       OR

    / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 2-35965



                             NORTH SHORE GAS COMPANY
             (Exact name of registrant as specified in its charter)


                    ILLINOIS                        36-1558720
         (State or other jurisdiction of           (IRS Employer
         incorporation or organization)            Identification No.)


     122 SOUTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                 60603
        (Address of principal executive offices)              (Zip Code)


                                 (312) 431-4000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/   No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,625,887 shares of Common Stock, without par value, outstanding at January 31, 1994.

- -------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                             NORTH SHORE GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   Three Months Ended            Twelve Months Ended
                                                      December 31,                  December 31,
                                                 ----------------------        ----------------------
                                                  1993           1992           1993           1992
                                                 -------        -------        -------        -------
                                                                     (Thousands)


OPERATING REVENUES:
  Gas sales                                    $ 46,304       $ 44,089      $ 149,648      $ 127,479
  Transportation of customer-owned gas            3,265          3,553         11,464         11,373
  Other                                             224            228          1,038            837
                                                -------        -------        -------       --------
          Total Operating Revenues               49,793         47,870        162,150        139,689
                                                -------        -------        -------       --------

OPERATING EXPENSES:
  Gas costs                                      30,732         28,125         96,408         76,003
  Operation                                       5,299          6,266         23,197         23,318
  Maintenance                                       649            771          3,149          3,040
  Depreciation                                    1,554          1,470          6,276          5,790
  Taxes - Income                                  2,356          2,141          5,004          4,924
        - State and local revenue                 3,166          3,285         10,503          9,646
        - Other                                     495            523          2,153          2,174
                                                -------        -------        -------       --------
          Total Operating Expenses               44,251         42,581        146,690        124,895
                                                -------        -------        -------       --------

OPERATING INCOME                                  5,542          5,289         15,460         14,794
                                                -------        -------        -------       --------

OTHER INCOME:
  Interest Income                                    22            144            541            316
  Miscellaneous                                   1,182             87          1,426          3,964
                                                -------        -------        -------       --------
          Total Other Income                      1,204            231          1,967          4,280
                                                -------        -------        -------       --------

GROSS INCOME                                      6,746          5,520         17,427         19,074
                                                -------        -------        -------       --------

INCOME DEDUCTIONS:
  Interest on long-term debt                      1,573          1,551          6,629          5,601
  Other interest                                    155            271            364            672
  Amortization of debt discount and expense          30             24            118             73
  Miscellaneous                                       5             23             11             30
                                                -------        -------        -------       --------
          Total Income Deductions                 1,763          1,869          7,122          6,376
                                                -------        -------        -------       --------

NET INCOME APPLICABLE TO
  COMMON STOCK                                 $  4,983       $  3,651      $  10,305      $  12,698
                                                -------        -------        -------       --------
                                                -------        -------        -------       --------


- --------------------------------------------------------------------------------
                The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

                             NORTH SHORE GAS COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                            December 31,                  December 31,
                                                                1993       September 30,      1992
                                                             (Unaudited)       1993        (Unaudited)
                                                             -----------   ------------   ------------
                                                                            (Thousands)


PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS

Property, plant and equipment,
  at original cost                                           $ 250,873      $ 248,580      $ 229,404
    Less - Accumulated depreciation                             76,247         75,110         71,758
                                                              --------       --------       --------
      Net property, plant and equipment                        174,626        173,470        157,646

Gas supply advances and investments                                117            117            124
                                                              --------       --------       --------

        TOTAL CAPITAL INVESTMENTS - NET                        174,743        173,587        157,770
                                                              --------       --------       --------


CURRENT ASSETS

Cash                                                             1,627            472          2,115
Cash equivalents                                                     -              -            650
Trust fund, utility construction                                     -          4,243         20,922
Receivables -
  Customers, net of allowance for
    uncollectible accounts of $760,
      $855, and $582, respectively                              17,243          5,836         19,198
  Other                                                          5,395          3,835          1,072
Accrued unbilled revenues                                       10,242          3,839          9,385
Materials and supplies, at average cost                          2,128          1,979          2,075
Gas in storage, at last-in, first-out cost                      18,859         25,351         17,016
Gas costs recoverable through rate adjustments                   7,202          8,479         10,219
Prepayments                                                        206            397            213
                                                              --------       --------       --------

        TOTAL CURRENT ASSETS                                    62,902         54,431         82,865
                                                              --------       --------       --------

DEFERRED CHARGES                                                11,443          7,413          7,676
                                                              --------       --------       --------

          TOTAL PROPERTIES AND OTHER ASSETS                  $ 249,088      $ 235,431      $ 248,311
                                                              --------       --------       --------
                                                              --------       --------       --------


- -------------------------------------------------------------------------------
                The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

                             NORTH SHORE GAS COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                            December 31,                  December 31,
                                                                1993       September 30,      1992
                                                             (Unaudited)       1993        (Unaudited)
                                                             -----------   ------------   ------------
                                                                  (Thousands, except share data)


CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common Stockholder's Equity:
  Common stock, without par value
    Authorized - 5,000,000 shares
    Outstanding - 3,625,887 shares                           $  24,757      $  24,757      $  24,757
  Retained earnings                                             58,895         55,652         55,805
                                                              --------       --------       --------
      Total Common Stockholder's Equity                         83,652         80,409         80,562
Long-term debt, exclusive of sinking
  fund payments and maturities due within one year              76,925         80,925         76,675
                                                              --------       --------       --------

      TOTAL CAPITALIZATION                                     160,577        161,334        157,237
                                                              --------       --------       --------

CURRENT LIABILITIES

Interim loans                                                   16,900          5,400         20,000
Account payable                                                 17,706         16,296         15,174
Dividends payable on common stock                                1,740          1,559          1,196
Customer gas service and credit deposits                         4,112          4,583          7,230
Sinking fund payments and maturities
  due within one year -
    Long-term debt                                               4,000          4,000          4,500
Accrued taxes                                                    4,587          3,013          5,110
Gas sales revenue refundable through rate adjustments              987            958            662
Accrued interest                                                 1,180          2,100          1,313
Temporary LIFO liquidation credit                                1,189              -          3,704
                                                              --------       --------       --------
      TOTAL CURRENT LIABILITIES                                 52,401         37,909         58,889
                                                              --------       --------       --------

RESERVES AND DEFERRED CREDITS

Deferred income taxes - primarily
  accelerated depreciation                                      14,988         14,184         21,395
Investment tax credits being amortized
  over the average lives of related property                     4,158          4,197          4,281
Other                                                           16,964         17,807          6,509
                                                              --------       --------       --------

      TOTAL RESERVES AND DEFERRED CREDITS                       36,110         36,188         32,185
                                                              --------       --------       --------

        TOTAL CAPITALIZATION AND LIABILITIES                 $ 249,088      $ 235,431      $ 248,311
                                                              --------       --------       --------
                                                              --------       --------       --------


- -------------------------------------------------------------------------------
                The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

                             NORTH SHORE GAS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                                    December 31,
                                                                               ----------------------
                                                                                1993           1992
                                                                               -------        -------
                                                                                     (Thousands)


OPERATING ACTIVITIES:
  Net income                                                                 $  4,983       $  3,651
  Adjustments to reconcile net income to net cash:
    Depreciation                                                                1,554          1,470
    Deferred income taxes and investment tax credits - net                        246           (197)
    Change in other deferred credits and reserves                                (325)          (152)
    Change in deferred charges                                                 (4,030)          (658)
    Other                                                                           -              1
                                                                              -------        -------
                                                                                2,428          4,115

    Change in certain current assets and liabilities:
      Receivables - net                                                       (12,967)       (15,172)
      Accrued unbilled revenues                                                (6,403)        (6,314)
      Gas in storage                                                            6,492          8,355
      Rate adjustments recoverable or refundable                                1,306         (5,509)
      Accounts payable                                                          1,410          3,164
      Customer gas service and credit deposits                                   (471)         2,323
      Accrued taxes                                                             1,574          4,312
      Accrued interest                                                           (920)          (572)
      Temporary LIFO liquidation credit                                         1,189          3,704
      Other                                                                        43            158
                                                                              -------        -------

  NET CASH USED IN OPERATING ACTIVITIES                                        (6,319)        (1,436)
                                                                              -------        -------

INVESTING ACTIVITIES:
  Capital expenditures - construction                                          (2,841)        (2,070)
  Other assets                                                                    131             86
                                                                              -------        -------

  NET CASH USED IN INVESTING ACTIVITIES                                        (2,710)        (1,984)
                                                                              -------        -------

FINANCING ACTIVITIES:
  Retirement of long-term debt                                                 (4,000)          (316)
  Interim loans - net                                                          11,500              -
  Issuance of long-term debt                                                        -         25,000
  Trust fund, utility construction                                              4,243        (20,922)
  Dividends paid on common stock                                               (1,559)          (762)
                                                                              -------        -------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                    10,184          3,000
                                                                              -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,155           (420)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  472          3,185
                                                                              -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  1,627       $  2,765
                                                                              -------        -------
                                                                              -------        -------


- -------------------------------------------------------------------------------
                            ( ) Denotes red figure.
                The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by North Shore Gas Company (Company) in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods herein and to prevent the information from being misleading.

     Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

     The business of the Company is influenced by seasonal weather conditions because a large element of the Company's customer load consists of gas used for space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. Therefore, the results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.


2.   SIGNIFICANT ACCOUNTING POLICIES

2(a) Revenue Recognition

          Gas sales revenues for retail customers are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

2(b) Statement of Cash Flows

          For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

2(b) Statement of Cash Flows (Continued)

          Income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:


           For the three months
           ended December 31,                       1993          1992
           --------------------------------------------------------------
                                                         (Thousands)

           Income taxes paid                       $1,157          $    6
           Interest paid                            2,638           2,358


2(c) Income Taxes

          In March 1993, the Company adopted, effective October 1, 1992, the liability method of accounting for deferred income taxes required by the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on the Company, certain adjustments made to deferred income taxes to reflect the adoption of SFAS No. 109 are, in turn, debited or credited to regulatory assets or liabilities. Such adjustments had no material impact on financial position or results of operations of the Company.

2(d) Recovery of Gas Costs, Including Charges for Take-or-Pay and Transition Costs

          Under the tariffs of the Company, the difference for any fiscal year between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded or recovered over a 12-month billing cycle beginning the following January 1. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to gas costs), and the fiscal year-end balance is amortized over the 12-month period beginning the following January 1.

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

2(d) Recovery of Gas Costs, Including Charges for Take-or-Pay and Transition Costs (Continued)

          The Illinois Commerce Commission (Commission) conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1991 through 1993 are currently pending before the Commission.

          Pursuant to Federal Energy Regulatory Commission (FERC) Order No. 500, and successor orders, pipelines were allowed to direct-bill firm sales customers for a portion of so-called "past" take-or-pay costs. These costs arose from the settlement of liabilities under agreements between pipelines and producers whereby pipelines were required to pay for contracted supplies, whether or not they were taken. The Company has recovered all take-or-pay charges, billed by its pipeline supplier, through the Gas Charge. Although additional recoveries may be required in the future, any amount is anticipated to be insignificant.

          Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through an existing provision of the Gas Charge. Management believes that all such charges will be recoverable from customers. (See Notes 4(a) and 4(b).)


3.   COVENANTS REGARDING RETAINED EARNINGS

          The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1993, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $58.9 million.

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


4.   RATES AND REGULATION

4(a) Utility Rate Proceedings

          On November 8, 1991, the Commission issued an order approving changes in the Company's rates. These changes were designed to increase the Company's annual revenues by approximately $5.3 million, exclusive of additional charges for revenue taxes. The new rates were implemented on November 11, 1991. The Company was allowed an 11.39 percent return on its original-cost rate base, reflecting a 12.75 percent cost of common equity. The Commission's order also adopted changes in rate design to align revenues with the allocated cost of service for each class of customer and approved standby charges for transportation customers receiving standby service, as well as a rate for an optional storage service. In addition, the order approved a rate mechanism by which the Company is recovering through its rates, on an annual basis, costs associated with environmental activities, principally the investigation and remediation of residues associated with past manufactured gas operations. The Company's rate provision also recovers charges for carrying such costs before recovery through rates. Reimbursements of such costs from insurance carriers or other entities are also reflected in rates on an annual basis. However, the Company has been directed to amend this rate mechanism to be consistent with the Commission's order in separate proceedings (see discussion below). The Commission's order approving changes in the Company's rates was appealed to the Illinois Appellate Court by several parties, including the Company. On June 2, 1993, the Appellate Court entered its order granting appellants' joint motion to dismiss the appeal.

          On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of costs incurred by Illinois utilities, including the Company and Peoples Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs but required that such recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. The order also required that the Company amend the environmental cost-recovery provisions of its tariff to conform with the

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


4.   RATES AND REGULATION (Continued)

4(a) Utility Rate Proceedings (Continued)

     order; such amendments would be applied prospectively. In November 1992, several parties, including the Company and Peoples Gas, appealed the Commission's order to the Illinois Appellate Court. Any change made pursuant to the Appellate Court's order on appeal would have a prospective effect only. The Commission stayed its requirement that the Company amend the environmental cost-recovery provisions of its tariff to conform with the order, pending the appeal of the Company's rate order entered on November 8, 1991. The appeal was dismissed on June 2, 1993, and thereafter the Company filed a motion for stay of the Commission's directive pending appeal of the order in the consolidated proceedings. On October 27, 1993, the motion was denied. Accordingly, the Company is filing an amendment to its tariff conforming the environmental cost-recovery provisions to the order in the consolidated proceedings. On December 29, 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings. On February 2, 1994, the Citizens Utility Board, one of the appellants in the Third District Court's appeal, filed a petition for leave to appeal the Third District Court's decision to the Illinois Supreme Court.

          On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission plans to issue a final order in this proceeding by February 15, 1994. (See Notes 2(d) and 4(b).)

4(b) FERC Orders 636, 636-A, and 636-B

          On April 8, 1992, the FERC issued Order No. 636, and on August 3, 1992, the FERC issued Order No. 636-A. On November 27, 1992, the FERC issued Order No. 636-B, which substantially confirmed Order Nos. 636 and 636-A. There are numerous appeals of the 636 Orders pending before the Federal Circuit Courts of Appeal for the D.C. and Eleventh Circuits.

          The 636 Orders require substantial restructuring of the service obligations of interstate pipelines. Among other things, the 636 Orders mandate "unbundling" of existing pipeline

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


4.   RATES AND REGULATION (Continued)

4(b) FERC Orders 636, 636-A, and 636-B (Continued)

     gas sales services. Mandatory unbundling requires pipelines to sell separately the various components of their gas sales services (gathering, transportation and storage services, and gas supply). These components were previously combined or "bundled" in gas services such as those purchased by the Company. To address concerns raised by utilities about reliability of service to their service territories, the 636 Orders require pipelines to offer a "no-notice" transportation service under which firm transporters can receive delivery of gas up to their contractual capacity level on any day without prior scheduling. Further, the 636 Orders provide for mechanisms for pipelines to recover prudently incurred transition costs associated with the restructuring process.

          The FERC initiated individual restructuring proceedings for each interstate pipeline. Each pipeline submitted a proposal to bring it into compliance with the requirements of the 636 Orders. The restructured tariffs of the principal pipeline serving the Company and Peoples Gas, Natural Gas Pipeline Company of America (Natural), went into effect December 1, 1993. Several appeals of the orders approving Natural's restructured tariffs are pending before the Federal Circuit Court of Appeal for the D.C. Circuit.

          As part of the restructuring process, the Company elected necessary levels of restructured services, including no-notice services, from the menu of restructured services offered by Natural. Also during 1993, the Company took the steps necessary to obtain reliable gas supply as a replacement for the bundled merchant service supply which was no longer available from Natural to any significant extent.

          Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is gas supply realignment (GSR) costs.
     The Company is subject to charges for transition cost recovery by Natural. Charges for Natural's transition costs commenced on January 1, 1994. While the total amount of the transition costs expected to be billed to the Company by Natural are uncertain at this time, such total amount is expected to be substantial. The Company has accrued and deferred transition costs incurred through

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


4.   RATES AND REGULATION (Continued)

4(b) FERC Orders 636, 636-A, and 636-B (Continued)

     December 31, 1993. On February 1, 1994, Natural filed a Stipulation and Agreement with the FERC addressing GSR costs. If approved by the FERC, the Stipulation and Agreement would place a cap on the amount of GSR costs recoverable by Natural from the Company.

          The 636 Orders are not expected to have a material effect on financial position or results of operations of the Company. (See Notes 2(d) and 4(a).)


5.  ENVIRONMENTAL MATTERS

     The Company, its predecessors, and certain former affiliates operated facilities in the past for manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of on sites where the facilities were located. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials, if found at the sites. Two sites in Waukegan, Illinois, are the subjects of investigations (discussed below) initiated by the United States Environmental Protection Agency (EPA).

     In May 1990, the Company was notified by the EPA that the EPA had documented the release or threatened release of hazardous substances, pollutants, and contaminants at a site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan I
Site). Also, the Company, General Motors Corporation (GMC), and Outboard Marine Corporation were notified that each may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (commonly called Superfund) with respect to the Waukegan I Site. A PRP is potentially liable for the cost of any investigative and/or remedial work that the EPA determines is necessary.

     In September 1990, the Company entered into an Administrative Order on Consent (AOC) with the EPA and the Illinois Environmental Protection Agency
(IEPA) to implement and conduct a remedial investigation/feasibility study (RI/FS) of the Waukegan I Site. The RI/FS is comprised of an investigation to determine the nature and

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


5.  ENVIRONMENTAL MATTERS (Continued)

extent of contamination at the site and a feasibility study to develop and evaluate possible remedial actions. Other parties identified as PRPs did not enter into the AOC. Under the terms of the AOC, the Company is responsible for the cost of the RI/FS. The Company believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has agreed to share equally with the Company in funding of the RI/FS cost, without prejudice to GMC's or the Company's right to seek a lesser cost responsibility at a later date.

     In September 1991, the Company, the Elgin, Joliet and Eastern Railway (EJ&E), and the North Shore Sanitary District (NSSD) each received an administrative order (AO) issued by the EPA. The AO directed all three entities to remove and dispose of all visible free tar in a pit located within a separate site in Waukegan, Illinois (Waukegan II Site) and to conduct a study to determine the extent of contamination of the tar from the pit to the surrounding property. The Company and EJ&E notified the EPA of their intent to comply with the AO. The Company and EJ&E have agreed to fund, on an equal basis, the cost of performing the work required by the AO, without prejudice to each company's right to seek a lesser cost responsibility at a later date. EJ&E subsequently refused to fund the cost of performing the work required by the AO. The Company intends to pursue legal action against the other PRPs identified by the EPA and all other entities that the Company believes are legally responsible for the cost of performing the work required by the AO. All of the work required by the AO has been completed. At this time, the Company cannot determine the final contribution of each PRP to the cost of performing the work required by the AO.

     The Company, in cooperation with the IEPA, is conducting investigations of other sites (a total of three) to determine whether remedial action might be necessary. The investigations were initiated pursuant to an informal request by the IEPA. To the best of the Company's knowledge, similar informal requests have been made by the IEPA to other major Illinois gas and electric utilities. The Company has engaged environmental consulting firms to assist in the Company's investigations. At this time, it is not known what, if any, remedial action will be necessary at the sites or, if necessary, what the cost of any such action would be.

     The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


5.  ENVIRONMENTAL MATTERS (Continued)

entities. As of December 31, 1993, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $6.1 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While the Company intends to seek contribution by other entities for the costs incurred at the sites, the extent of such contributions cannot be determined at this time. Finally, the Company is currently researching its insurance coverages and has initiated the claim process with respect to certain carriers. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the foregoing amount has not been reduced to reflect recoveries from insurance carriers.

     Costs incurred by the Company for environmental activities at the sites will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on its financial position or results of operations. The Company is authorized to recover the costs of environmental activities under a rate mechanism approved by the Commission. As of December 31, 1993, it had recovered $3.4 million of such costs through rates. (See Note 4(a) for a discussion of proceedings regarding the recovery of such costs through utility rates.)


6.   TAX MATTERS

     On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement will result in a payment of principal and interest to the Company in total amount of approximately $3 million, or $2 million after income taxes. The Company has received regulatory authorization to defer the recording of the settlement amount in income for fiscal year 1993, and to record its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company has represented to the Commission that, having received this accounting authorization, it will not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $1.4 million, or about $1 million after income taxes, in income for that month; the amount after income taxes is included in Other Income - Miscellaneous. At December 31, 1993, approximately $3 million and $1.4 million are included in Receivables - Other and Reserves and Deferred Credits - Other, respectively. The Company will amortize its remaining portion of the settlement amount in income in fiscal year 1995, the effect of which will be to offset increases in costs that the utility will incur during that year.

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


7.   ISSUANCE OF BONDS

     On October 29, 1992, the Illinois Development Finance Authority issued $25 million, in aggregate principal amount, of gas supply revenue bonds, which were collateralized by an equal amount of the Company's 30-year first mortgage bonds, and lent the proceeds to the Company for the purpose of financing the construction of certain facilities within Lake and Cook Counties, Illinois. The proceeds were held in a trust fund until drawn down by the Company for reimbursement of construction expenditures. All assets financed through this arrangement must be depreciated on a straight-line basis for tax purposes.

     On March 30, 1993, the Company filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, the Company issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million due May 1, 2003. Proceeds of the offering were used to refund approximately $11 million aggregate principal amount of the Company's previously issued first mortgage bonds and for general corporate purposes. The Company expects to issue all or a portion of the remaining bonds during fiscal 1994 and/or fiscal 1995. Proceeds of the future offering will be used for general corporate purposes.

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


8.   INTEREST-RATE ADJUSTMENTS

     Effective November 1, 1993, the rate of interest on the Company's Adjustable-Rate Bonds, Series J, was fixed at 8 percent. The Company exercised its right to choose a rate period of a length different from the prior one-year rate period of these bonds, and fixed the rate until maturity, November 1, 2020.


9.   RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS

     In December 1990, the Financial Accounting Standards Board (FASB) issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company adopted SFAS No. 106 effective October 1, 1993. SFAS No. 106 requires the accrual of the expected costs of such benefits during the employees' years of service. The Accumulated Postretirement Benefit Obligation at October 1, 1993, was approximately $8.6 million. The unfunded obligation will be amortized over 20 years. The estimated cost for fiscal 1994 is approximately $1.4 million.

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


9.   RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS (Continued)

     The following table sets forth the funded status for the postretirement health care and life insurance plans as of October 1, 1993, reconciled with the amounts contained in the Company's Balance Sheet at December 31, 1993:



Accumulated postretirement benefit obligation (APBO):            (millions)

     Retirees                                                    $      4.0
     Fully Eligible Active Plan Participants                            2.0
     Other Active Plan Participants                                     2.6
                                                                 ----------

Total APBO as of October 1, 1993                                        8.6

Less:  Plan Assets at Market Value                                      0.1

APBO in Excess of Plan Assets                                           8.5

Unrecognized Transition Obligation                                     (8.5)

Accrued Postretirement Benefit Cost at October 1, 1993                  0.0

Cost, Net of Funding, October to December 31, 1993                      0.2
                                                                 ----------

Accrued Postretirement Benefit Cost at December 31, 1993         $      0.2
                                                                 ----------
                                                                 ----------

Discount rate                                                           7.0%
Rate of compensation increase                                           5.0%
Expected long-term rate of return on plan assets                        7.5%



     For measurement purposes, a health care cost trend rate of 11 percent was assumed for fiscal 1994, and that rate thereafter will decline to 4.25 percent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO as of October 1, 1993, by $0.6 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $0.1 million annually.

     Due to expected regulatory treatment, the adoption of SFAS No. 106 will not have a material effect on financial position or results of operations.

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


9.   RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS (Continued)

     In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. Adoption of SFAS No. 112 is required by the Company no later than fiscal 1995. The Company does not expect the adoption of SFAS No. 112 to have a material effect on financial position or results of operations.


10.  GAIN ON DISPOSITION OF PROPERTY

     In June 1992, the Company completed the sale of certain property at its former Deerfield sub-shop. The sale resulted in a $3.8 million gain, net of selling expenses and income taxes.

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

     Net income applicable to common stock increased $1.3 million, to $5.0 million, for the current three-month period and decreased $2.4 million, to $10.3 million, for the current 12-month period. Both current periods include the recording, in income, of one-half of an IRS settlement (increasing net income by about $1 million). A similar amount from the settlement will be recorded in income during fiscal 1995. (See Note 6 of the Notes to Consolidated Financial Statements.) Also, the prior 12-month period included the $3.8 million net gain on the sale of certain property. (See Note 10 of the Notes to Consolidated Financial Statements.)

     A summary of variations affecting income between periods is presented below, with explanations of significant differences following:




                                                   Three Months Ended              12 Months Ended
                                                      December 31,                  December 31,
                                                     1993 Over 1992                1993 Over 1992
                                                    -----------------              ---------------
(Thousands of dollars)                           Amount            %           Amount            %
- ------------------------------------------------------------------------------------------------------
Net operating revenues*                         $  (565)          (3.4)       $ 1,199            2.2
Operation and maintenance expenses               (1,089)         (15.5)           (12)            --
Depreciation expense                                 84            5.7            486            8.4
Income taxes                                        215           10.0             80            1.6
Other income                                        973          421.2         (2,313)         (54.0)
Income deductions                                  (106)          (5.7)           746           11.7
Net Income Applicable to Common Stock             1,332           36.5         (2,393)         (18.8)
- ------------------------------------------------------------------------------------------------------

                                                   ( ) Denotes red figure.
                                 * Operating revenues, net of gas costs and revenue taxes.


                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

NET OPERATING REVENUES

     Gross revenues of the Company have been affected in recent years by some customers who purchase gas directly from producers and marketers, rather than from the Company, and also by changes in the unit cost of the Company's gas purchases. These direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 2(d) of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and various municipalities.

     Since income is not significantly affected by changes in revenue from customers' direct gas purchases rather than from the Company, changes in gas costs, or changes in revenue taxes, the discussion below pertains to "net operating revenues" (operating revenues, net of gas costs and revenue taxes). The Company considers net operating revenues to be a more pertinent measure of operating results than gross revenues.

     Net operating revenues decreased $565,000, to $15.9 million, for the three-month period, due mainly to a reduction of environmental clean-up costs recovered through rates.

     Net operating revenues increased $1.2 million, to $55.2 million, for the 12-month period due chiefly to the impact of weather that was five percent colder than the year-ago period, offset in part, by a decline in other gas deliveries and lower environmental clean-up costs recovered in rates.

OPERATION AND MAINTENANCE

     Operation and maintenance expenses decreased $1.1 million, to $5.9 million, for the current three-month period, due primarily to lower environmental clean-up costs and reduced injuries and damages expenses.

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

DEPRECIATION EXPENSE

     Depreciation expense increased $84,000, to $1.6 million, and $486,000, to $6.3 million, for the current three- and 12-month periods, respectively, due chiefly to higher depreciable property balances.

INCOME TAXES

     Income taxes (exclusive of the $324,000 included in other income related to the IRS settlement) increased $215,000, to $2.4 million, and $80,000, to $5.0 million, in the current three- and 12-month periods, respectively, due principally to higher pre-tax income.

OTHER INCOME

     Other income increased $973,000, to $1.2 million, in the three-month period and decreased $2.3 million, to $2.0 million, in the 12-month period. Both current periods include recording the IRS settlement of about $1 million after income taxes. (See Note 6 of the Notes to Consolidated Financial Statements.) In addition, the prior 12-month period included the net gain on the sale of certain property at Deerfield. (See Note 10 of the Notes to Consolidated Financial Statements.)

INCOME DEDUCTIONS

     Income deductions decreased $106,000, to $1.8 million, for the current three-month period, due mainly to reduced interest on interim loans.

     Income deductions increased $746,000, to $7.1 million, for the current 12-month period, due primarily to increased interest on long-term debt, partially offset by lower interest on interim loans, amounts refundable to customers, and budget accounts.

OTHER MATTERS

     Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income.

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993





Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

OTHER MATTERS (CONTINUED)

     On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement will result in a payment of principal and interest to the Company in total amount of approximately $3 million, or $2 million after income taxes. (See Note 6 of the Notes to Consolidated Financial Statements.)

     In March 1993, the Company adopted, effective October 1, 1992, the liability method of accounting for deferred income taxes required by SFAS No.
109.  (See Note 2(c) of the Notes to Consolidated Financial Statements.)

     In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. SFAS No. 112 requires adoption by the Company no later than fiscal 1995. (See Note 9 of the Notes to Consolidated Financial Statements.)

     Effective October 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the expected costs of such benefits during the employees' years of service. (See Note 9 of the Notes to Consolidated Financial Statements.)

     In 1992, the FERC issued Order No. 636 and successor orders that require substantial restructuring of the service obligations of interstate pipelines. (See Notes 2(d), 4(a), and 4(b) of the Notes to Consolidated Financial Statements.)

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission plans to issue a final order in this proceeding by February 15, 1994. (See Notes 2(d), 4(a), and 4(b) of the Notes to Consolidated Financial Statements.)

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES

INDENTURE RESTRICTIONS. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1993, such restrictions amounted to $11.6 million out of total retained earnings of $58.9 million. (See Note 3 of the Notes to Consolidated Financial Statements.)


INTEREST COVERAGE. The Company's fixed charges coverage ratios for the 12 months ended December 31, 1993, and for fiscal 1993 and 1992 were 3.20, 2.91, and 4.20, respectively. The current 12-month period ratio reflects the recording of the Company's fiscal 1994 portion of the IRS settlement in income. (See Note 6 of the Notes to Consolidated Financial Statements.) The fiscal 1992 ratio includes the net gain on the sale of property at Deerfield. (See Note 10 of the Notes to Consolidated Financial Statements.)

ENVIRONMENTAL MATTERS. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 5 of the Notes to Consolidated Financial Statements.)

     In February 1994, the Company received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, for reimbursement, indemnification and contribution for response costs incurred at a site in Denver, Colorado. The demand alleges that the Company is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The demand further alleges that the United States Environmental Protection Agency has estimated the cost of the remedy at the site to be approximately $26.6 million. Because the Company has just received this claim and has not yet had the opportunity to review the merits of the contentions raised in the claim, it is currently unable to determine what liability, if any, it may have for costs relating to the site.

REGULATORY ACTIONS. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs incurred by Illinois utilities, including the Company. In its order, the Commission approved rate recovery of environmental costs but required that such recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The Commission also required that the Company amend the environmental cost-recovery provisions of its tariff to conform with the order. (See Note 4(a) of the Notes to Consolidated Financial Statements.)


BONDS ISSUED. On March 30, 1993, the Company filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, the Company issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million due May 1, 2003. (See Note 7 of the Notes to Consolidated Financial Statements.)

                             NORTH SHORE GAS COMPANY
                   PART I.  FINANCIAL INFORMATION (Continued)
                                DECEMBER 31, 1993


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

CREDIT LINES.   On February 1, 1994, Peoples Gas' lines of credit were reduced to approximately $154 million from $184 million in effect since November 1, 1993. The Company may borrow up to $20 million of the aggregate $154 million.

                             NORTH SHORE GAS COMPANY
                           PART II.  OTHER INFORMATION
                                DECEMBER 31, 1993


Item 1.   LEGAL PROCEEDINGS

     See Note 5 of the Notes to Consolidated Financial Statements for a discussion of matters pertaining to environmental investigations of certain Company sites that were formerly the locations of manufactured gas production and storage operations.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

                    Exhibit
                    Number         Description of Document
                    -------        -----------------------
                    10(a)          Firm Transportation Service Agreement Under
                                   Rate Schedule S-2 between the Company and
                                   Natural Gas Pipeline Company of America, dated as of December 1, 1993.

                    10(b) Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of December 1, 1993.

          b.   Reports on Form 8-K filed during the quarter ended December 31,
               1993

                    None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          North Shore Gas Company
                                      --------------------------------
                                              (Registrant)




    February 11, 1994              By:        K. S. Balaskovits
  ---------------------               --------------------------------
          (Date)                               K. S. Balaskovits
                                         Vice President and Controller





                                                (Same as Above)
                                      --------------------------------
                                          Principal Accounting Officer