Form 10-Q
period 1994-03-31
NORTH SHORE GAS CO /IL/
filed 1994-05-11
CIK 110101

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


      (Mark One)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,625,887 shares of Common Stock, without par value, outstanding at April 30, 1994.


- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             NORTH SHORE GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                            Three Months Ended             Six Months Ended             Twelve Months Ended
                                                 March 31,                     March 31,                     March 31,
                                           ---------------------         ---------------------         ---------------------
                                            1994           1993           1994           1993           1994           1993
                                           -------        ------         ------         ------         ------         ------
                                                                              (Thousands)


OPERATING REVENUES:
  Gas sales                               $ 76,285       $ 63,234      $ 122,588      $ 107,324      $ 162,698      $ 141,634
  Transportation of customer-
    owned gas                                3,481          3,975          6,747          7,528         10,969         11,816
  Other                                        267            280            492            507          1,026            970
                                           -------        -------       --------       --------       --------       --------
          Total Operating Revenues          80,033         67,489        129,827        115,359        174,693        154,420
                                           -------        -------       --------       --------       --------       --------

OPERATING EXPENSES:
  Gas costs                                 53,565         42,143         84,297         70,267        107,830         87,925
  Operation                                  6,315          6,525         11,614         12,791         22,987         24,142
  Maintenance                                  757            677          1,406          1,449          3,229          3,085
  Depreciation                               1,754          1,584          3,308          3,054          6,446          5,779
  Taxes - Income                             3,958          3,784          6,314          5,925          5,177          5,363
        - State and local revenue            5,199          4,387          8,365          7,672         11,315         10,335
        - Other                                603            584          1,098          1,107          2,172          2,191
                                           -------        -------       --------       --------       --------       --------
          Total Operating Expenses          72,151         59,684        116,402        102,265        159,156        138,820
                                           -------        -------       --------       --------       --------       --------

OPERATING INCOME                             7,882          7,805         13,425         13,094         15,537         15,600
                                           -------        -------       --------       --------       --------       --------

OTHER INCOME:
  Interest income                               29            192             51            336            378            462
  Miscellaneous                                153            108          1,334            195          1,471          4,043
                                           -------        -------       --------       --------       --------       --------
          Total Other Income                   182            300          1,385            531          1,849          4,505
                                           -------        -------       --------       --------       --------       --------

GROSS INCOME                                 8,064          8,105         14,810         13,625         17,386         20,105
                                           -------        -------       --------       --------       --------       --------

INCOME DEDUCTIONS:
  Interest on long-term debt                 1,544          1,659          3,117          3,210          6,514          5,901
  Other interest                               110            156            264            427            317            633
  Amortization of debt discount
    and expense                                 30             28             61             52            120             85
  Miscellaneous                                  5              1             10             24             16             28
                                           -------        -------       --------       --------       --------       --------
          Total Income Deductions            1,689          1,844          3,452          3,713          6,967          6,647
                                           -------        -------       --------       --------       --------       --------

NET INCOME APPLICABLE TO
  COMMON STOCK                            $  6,375       $  6,261      $  11,358      $   9,912      $  10,419      $  13,458
                                           -------        -------       --------       --------       --------       --------
                                           -------        -------       --------       --------       --------       --------


- - -------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

                             NORTH SHORE GAS COMPANY

                           CONSOLIDATED BALANCE SHEETS



                                                                             March 31,                               March 31,
                                                                               1994            September 30,           1993
                                                                            (Unaudited)            1993             (Unaudited)
                                                                            -----------        -------------        -----------
                                                                                                (Thousands)


PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS

Property, plant and equipment,
  at original cost                                                          $ 253,080           $ 248,580           $ 234,456
     Less - Accumulated depreciation                                           77,990              75,110              73,216
                                                                             --------            --------            --------
        Net property, plant and equipment                                     175,090             173,470             161,240

Gas supply advances and investments                                               115                 117                 121
                                                                             --------            --------            --------

     TOTAL CAPITAL INVESTMENTS - NET                                          175,205             173,587             161,361
                                                                             --------            --------            --------

CURRENT ASSETS

Cash                                                                            1,319                 472               1,584
Cash equivalents                                                               10,800                  --               1,800
Trust fund, utility construction                                                   --               4,243              18,169
Receivables -
  Customers, net of allowance for
     uncollectible accounts of $958,
        $855, and $828, respectively                                           26,958               5,836              20,983
  Other                                                                         5,907               3,835               1,518
Accrued unbilled revenues                                                       6,946               3,839               7,314
Materials and supplies, at average cost                                         2,082               1,979               2,346
Gas in storage, at last-in, first-out cost                                     11,735              25,351              11,050
Gas costs recoverable through rate adjustments                                  4,065               8,479              11,339
Prepayments                                                                       650                 397                 728
                                                                             --------            --------            --------

     TOTAL CURRENT ASSETS                                                      70,462              54,431              76,831
                                                                             --------            --------            --------

DEFERRED CHARGES                                                               12,346               7,413               6,799
                                                                             --------            --------            --------

        TOTAL PROPERTIES AND OTHER ASSETS                                   $ 258,013           $ 235,431           $ 244,991
                                                                             --------            --------            --------
                                                                             --------            --------            --------


- - -------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

                             NORTH SHORE GAS COMPANY

                           CONSOLIDATED BALANCE SHEETS



                                                                             March 31,                               March 31,
                                                                               1994            September 30,           1993
                                                                            (Unaudited)            1993             (Unaudited)
                                                                            -----------        -------------        -----------
CAPITALIZATION AND LIABILITIES                                                        (Thousands, except share data)


CAPITALIZATION

Common Stockholder's Equity:
  Common stock, without par value
        Authorized - 5,000,000 shares
        Outstanding - 3,625,887 shares                                      $  24,757           $  24,757           $  24,757
  Retained earnings                                                            63,384              55,652              60,108
                                                                             --------            --------            --------
           Total Common Stockholder's Equity                                   88,141              80,409              84,865

Long-term debt, exclusive of sinking
  fund payments and maturities due within one year                             76,925              80,925              76,300
                                                                             --------            --------            --------

        TOTAL CAPITALIZATION                                                  165,066             161,334             161,165
                                                                             --------            --------            --------

CURRENT LIABILITIES

Interim loans                                                                      --               5,400                  --
Accounts payable                                                               18,298              16,296              17,528
Dividends payable on common stock                                               1,885               1,559               1,958
Customer gas service and credit deposits                                        1,749               4,583               1,861
Sinking fund payments and maturities
  due within one year -
     Long-term debt                                                             4,000               4,000               4,500
Accrued taxes                                                                   7,184               3,013               6,937
Gas sales revenue refundable through rate adjustments                           6,845                 958               1,201
Accrued interest                                                                2,730               2,100               1,803
Temporary LIFO liquidation credit                                              13,838                  --              15,698
                                                                             --------            --------            --------

        TOTAL CURRENT LIABILITIES                                              56,529              37,909              51,486
                                                                             --------            --------            --------


RESERVES AND DEFERRED CREDITS

Deferred income taxes - primarily
  accelerated depreciation                                                     16,037              14,184              12,533
Investment tax credits being amortized
  over the average lives of related property                                    4,118               4,197               4,262
Other                                                                          16,263              17,807              15,545
                                                                             --------            --------            --------

        TOTAL RESERVES AND DEFERRED CREDITS                                    36,418              36,188              32,340
                                                                             --------            --------            --------

           TOTAL CAPITALIZATION AND LIABILITIES                             $ 258,013           $ 235,431           $ 244,991
                                                                             --------            --------            --------
                                                                             --------            --------            --------


- - -------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

                             NORTH SHORE GAS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    Six Months Ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                1994                1993
                                                                               ------              ------
                                                                                       (Thousands)


OPERATING ACTIVITIES:
  Net income                                                                $  11,358           $   9,912
  Adjustments to reconcile net income to net cash:
     Depreciation                                                               3,308               3,054
     Deferred income taxes and investment tax credits - net                       410                (581)
     Change in other deferred credits and reserves                               (180)                387
     Change in deferred charges                                                (4,933)                219
     Other                                                                          2                   4
                                                                             --------            --------
                                                                                9,965              12,995

     Change in certain current assets and liabilities:
        Receivables - net                                                     (23,193)            (17,403)
        Accrued unbilled revenues                                              (3,107)             (4,243)
        Gas in storage                                                         13,616              14,321
        Rate adjustments recoverable or refundable                             10,300              (6,090)
        Accounts payable                                                        2,002               5,518
        Customer gas service and credit deposits                               (2,834)             (3,046)
        Accrued taxes                                                           4,171               6,139
        Temporary LIFO liquidation credit                                      13,838              15,698
        Other                                                                     274                (710)
                                                                             --------            --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                    25,032              23,179
                                                                             --------            --------

INVESTING ACTIVITIES:
  Capital expenditures - construction                                          (5,186)             (7,229)
  Other assets                                                                    258                  67
                                                                             --------            --------

  NET CASH USED IN INVESTING ACTIVITIES                                        (4,928)             (7,162)
                                                                             --------            --------


FINANCING ACTIVITIES:
  Issuance of long-term debt                                                       --              25,000
  Retirement of long-term debt                                                 (4,000)               (691)
  Trust fund, utility construction                                              4,243             (18,169)
  Interim loans - net                                                          (5,400)            (20,000)
  Dividends paid on common stock                                               (3,300)             (1,958)
                                                                             --------            --------

  NET CASH USED IN FINANCING ACTIVITIES                                        (8,457)            (15,818)
                                                                             --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      11,647                 199

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  472               3,185
                                                                             --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  12,119           $   3,384
                                                                             --------            --------
                                                                             --------            --------

- - -------------------------------------------------------------------------------
                             ( ) Denotes red figure.

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             NORTH SHORE GAS COMPANY

                                 MARCH 31, 1994

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

     The business of the Company is influenced by seasonal weather conditions because a large element of the Company's customer load consists of gas used for space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. Accordingly, the results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.


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

          Income taxes and interest paid (excluding capitalized interest) were as follows:


          For the six months
          ended March 31,                     1994           1993
          --------------------------------------------------------
                                                  (Thousands)
          Income taxes paid                  $4,644*        $3,145
          Interest paid                       2,711          3,660

     * Excludes income taxes paid on the interest portion of the IRS settlement refund received in March. (See Note 6.)


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

          Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through an existing provision of the Gas Charge. The Commission entered an order on March 9, 1994, providing for the full recovery of all such charges from customers. (See Notes 4(a) and 4(b).)


3.  COVENANTS REGARDING RETAINED EARNINGS

     The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1994, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $63.4 million.

4.  RATES AND REGULATION

4(a) Utility Rate Proceedings

          On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of costs incurred by Illinois utilities, including the Company and Peoples Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs but required that such recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In November 1992, several parties, including the Company and Peoples Gas, appealed the Commission's order to the Illinois Appellate Court. On December 29, 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings. On February 2, 1994, a petition for leave to appeal the Third District Court's decision to the Illinois Supreme Court was filed. On April 6, 1994, the Illinois Supreme Court granted that petition. Any change made pursuant to the Supreme Court's order on appeal would have a prospective effect only.

          On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from the Company's sales customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. On May 4, 1994, the Commission granted rehearing, limited to the question of the allocation of transition costs. (See Notes 2(d) and 4(b).)

4(b) FERC Orders 636, 636-A, and 636-B

          On April 8, 1992, the FERC issued Order No. 636, and on August 3, 1992, the FERC issued Order No. 636-A. On November 27, 1992, the FERC issued Order No. 636-B, which substantially confirmed Order Nos. 636 and 636-A. There are numerous appeals of the 636 Orders pending before the Federal Circuit Court of Appeal for the D.C. Circuit.

          The 636 Orders required substantial restructuring of the service obligations of interstate pipelines. Among other things, the 636 Orders mandated "unbundling" of existing pipeline gas sales services. Mandatory unbundling requires pipelines to sell separately the various components of their gas sales services (gathering, transportation and storage services, and gas supply). These components were previously combined or "bundled" in gas services such as those purchased by the Company. To address concerns raised by utilities about reliability of service to their service territories, the 636 Orders required pipelines to offer a "no-notice" transportation service under which firm transporters can receive delivery of gas up to their contractual capacity level on any day without prior scheduling. Further, the 636 Orders provided for mechanisms for pipelines to recover prudently incurred transition costs associated with the restructuring process.

          The FERC initiated individual restructuring proceedings for each interstate pipeline. Each pipeline submitted a proposal to bring it into compliance with the requirements of the 636 Orders. The restructured tariffs of Natural Gas Pipeline Company of America (Natural), the pipeline serving the Company, went into effect December 1, 1993. Several appeals of the orders approving Natural's restructured tariffs are pending before the Federal Circuit Court of Appeal for the D.C. Circuit.

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

          Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is gas supply realignment (GSR) costs.
     The Company is subject to charges for transition cost recovery by Natural. Charges for Natural's transition costs commenced on January 1, 1994. While the total amount of the transition costs expected to be billed to the Company by Natural are uncertain at this time, such total amount is expected to be substantial. The Company is currently recovering transition costs through the Gas Charge. On February 1, 1994, Natural filed a Stipulation and Agreement with the FERC addressing GSR costs. If approved by the FERC, the Stipulation and Agreement would place a cap on the amount of GSR costs recoverable by Natural from the Company.

          The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company. (See Notes 2(d) and 4(a).)


5.  ENVIRONMENTAL MATTERS

5(a) Former Manufactured Gas Plant Sites

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

          In September 1990, the Company entered into an Administrative Order on Consent (AOC) with the EPA and the Illinois Environmental Protection Agency
     (IEPA) to implement and conduct a remedial investigation/feasibility study (RI/FS) of the Waukegan I Site. The RI/FS is comprised of an investigation to determine the nature and extent of contamination at the site and a feasibility study to develop and evaluate possible remedial actions. Other parties identified as PRPs did not enter into the AOC. Under the terms of the AOC, the Company is responsible for the cost of the RI/FS. The Company believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has agreed to share equally with the Company in funding of the RI/FS cost, without prejudice to GMC's or the Company's right to seek a lesser cost responsibility at a later date.

          In September 1991, the Company, the Elgin, Joliet and Eastern Railway (EJ&E), and the North Shore Sanitary District (NSSD) each received an administrative order (AO) issued by the EPA. The AO directed all three entities to remove and dispose of all visible free tar in a pit located within a separate site in Waukegan, Illinois (Waukegan II Site) and to conduct a study to determine the extent of contamination of the tar from the pit to the surrounding property. All of the work under the AO has been completed. The Company has entered into a settlement agreement with NSSD with respect to costs incurred under the AO and intends to recover an appropriate amount of the remaining costs from EJ&E.

          The Company, in cooperation with the IEPA, is conducting investigations of other sites (a total of three) to determine whether remedial action might be necessary. The investigations were initiated pursuant to an informal request by the IEPA. To the best of the Company's knowledge, similar informal requests have been made by the IEPA to other major Illinois gas and electric utilities. The Company has engaged environmental consulting firms to assist in the Company's investigations. At this time, except for the Waukegan I Site (discussion below), it is not known what, if any, remedial action will be necessary at the sites or, if necessary, what the cost of any such action would be.

          The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of March 31, 1994, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $6.5 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

          The Company has filed suit against a number of insurance carriers for the recovery of costs associated with the investigation and remediation of residues from its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with its former manufactured gas sites. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred as of March 31, 1994 have not been reduced to reflect recoveries from insurance carriers.

          Costs incurred by the Company for environmental activities relating to the sites of its former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on its financial position or results of operations. The Company is authorized to recover the costs of environmental activities relating to its former manufactured gas operations under a rate mechanism approved by the Commission. As of March 31, 1994, it had recovered $3.6 million of such costs through rates. (See Note 4(a) for a discussion of proceedings regarding the recovery of such costs through utility rates.)

5(b) Denver Superfund Site

          In February 1994, the Company received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, for reimbursement, indemnification and contribution for response costs incurred at a site in Denver, Colorado. The demand alleges that the Company is a successor-in- interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated to be approximately $31 million. The Company is in the process of examining this claim and is currently unable to determine what liability, if any, it may have for response costs relating to the site.

6.  TAX MATTERS

     On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in a March 1994 payment of principal and interest to the Company in total amount of approximately $3 million, or $2 million after income taxes. The Company has received regulatory authorization to defer the recording of the settlement amount in income for fiscal year 1993, and to record its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company has represented to the Commission that, having received this accounting authorization, it will not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $1.4 million, or about
$1 million after income taxes, in income for that month; the amount after income taxes is included in Other Income - Miscellaneous. At March 31, 1994, approximately $2 million is included in Reserves and Deferred Credits - Other. The Company will amortize its remaining portion of the settlement amount in income in fiscal year 1995, the effect of which will be to offset increases in costs that the utility will incur during that year.


7.  ISSUANCE OF BONDS

     On March 30, 1993, the Company filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, the Company issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million due May 1, 2003. Proceeds of the offering were used to refund approximately $11 million aggregate principal amount of the Company's previously issued first mortgage bonds and for general corporate purposes. The Company expects to issue all or a portion of the remaining bonds during fiscal 1995 and/or fiscal 1996. Proceeds of the future offering will be used for general corporate purposes.


8.  INTEREST-RATE ADJUSTMENTS

     Effective November 1, 1993, the rate of interest on the Company's Adjustable-Rate Bonds, Series J, was fixed at 8 percent until maturity, November 1, 2020.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

     Net income applicable to common stock increased $114,000, to $6.4 million, and $1.4 million, to $11.4 million, for the current three- and six-month periods, respectively. Net income applicable to common stock decreased
$3.0 million, to $10.4 million, for the current 12-month period. All three current periods benefited from weather that was colder than the weather in the corresponding periods of the prior year. Results for the current six- and 12-month periods include the recording of one-half of an IRS settlement, increasing net income by about $1 million. (See Note 6 of the Notes to Consolidated Financial Statements.) The prior 12-month period included the $3.8 million net gain on the sale of certain property. (See Note 10 of the Notes to Consolidated Financial Statements.)

     A summary of variations affecting income between periods is presented below, with explanations of significant differences following:



                                         Three Months Ended             Six Months Ended               12 Months Ended
                                              March 31,                     March 31,                     March 31,
                                           1994 Over 1993                1994 Over 1993                1994 Over 1993
                                         -------------------           ------------------            -------------------
(Thousands of dollars)                   Amount          %             Amount          %             Amount          %
- - -------------------------------------------------------------------------------------------------------------------------


Net operating revenues*                  $  310        1.5            $  (255)      (0.7)           $  (612)      (1.1)
Operation and
  maintenance expenses                     (130)      (1.8)            (1,220)      (8.6)            (1,011)      (3.7)
Depreciation expense                        170       10.7                254        8.3                667       11.5
Income taxes                                174        4.6                389        6.6               (186)      (3.5)
Other income                               (118)     (39.3)               854      160.8             (2,656)     (59.0)
Income deductions                          (155)      (8.4)              (261)      (7.0)               320        4.8
Net Income Applicable
  to Common Stock                           114        1.8              1,446       14.6             (3,039)     (22.6)

- - -------------------------------------------------------------------------------
                             ( ) Denotes red figure.
            * Operating revenues, net of gas costs and revenue taxes.


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

     Net operating revenues increased $310,000, to $21.3 million, for the three-month period due chiefly to the impact of weather that was 8 percent colder than the year-ago period, offset in part, by lower environmental clean-up costs recovered in rates.

     Net operating revenues decreased $255,000, to $37.2 million, and $612,000, to $55.5 million, for the six- and 12-month periods, due mainly to a reduction of environmental clean-up costs recovered through rates, partially offset by weather that was 4 and 2 percent colder than the weather in the respective periods of the prior year.

OPERATION AND MAINTENANCE

     Operation and maintenance expenses decreased $130,000, to $7.1 million, $1.2 million, to $13.0 million, and $1.0 million, to $26.2 million, for the current three, six-, and 12-month periods, due primarily to lower environmental clean-up costs recovered through rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

DEPRECIATION EXPENSE

     Depreciation expense increased $170,000, to $1.8 million, $254,000, to $3.3 million, and $667,000, to $6.4 million, for the current three-, six-, and 12-month periods, respectively, due chiefly to depreciable property additions.

INCOME TAXES

     Income taxes increased $174,000, to $4.0 million, and $389,000, to $6.3 million (exclusive of the $324,000 included in other income related to the IRS settlement), in the current three- and six-month periods, respectively, due principally to higher pre-tax income and the increase in federal income tax rates.

     Income taxes (exclusive of the $324,000 included in other income related to the IRS settlement) decreased $186,000, to $5.2 million, in the current 12-month period, due principally to lower pre-tax income and adjustments to reduce current taxes accrued, offset in part by the increase in federal income tax rates.

OTHER INCOME

     Other income decreased $118,000, to $182,000, for the current three-month period, due mainly to lower cash balances available for investment.

     Other income increased $854,000, to $1.4 million, in the six-month period and decreased $2.7 million, to $1.8 million, in the 12-month period. Both current six- and 12-month periods include recording the IRS settlement of about $1 million after income taxes. (See Note 6 of the Notes to Consolidated Financial Statements.) In addition, the prior 12-month period included the net gain on the sale of certain property at Deerfield. (See Note 10 of the Notes to Consolidated Financial Statements.)

INCOME DEDUCTIONS

     Income deductions decreased $155,000, to $1.7 million, and $261,000, to $3.5 million, for the current three- and six-month periods, due mainly to reduced interest on long-term debt and interim loans.

     Income deductions increased $320,000, to $7.0 million, for the current 12-month period, due primarily to increased interest on long-term debt, partially offset by lower interest on interim loans, amounts refundable to customers, and budget accounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

OTHER MATTERS

     Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income.

     On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in a March 1994 payment of principal and interest to the Company in total amount of approximately $3 million, or $2 million after income taxes. (See Note 6 of the Notes to Consolidated Financial Statements.)

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

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. (See Notes 2(d), 4(a), and 4(b) of the Notes to Consolidated Financial Statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES

INDENTURE RESTRICTIONS. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1994, such restrictions amounted to $11.6 million out of total retained earnings of $63.4 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

INTEREST COVERAGE. The Company's fixed charges coverage ratios for the 12 months ended March 31, 1994, and for fiscal 1993 and 1992 were 3.29, 2.91, and 4.20, respectively. The current 12-month period ratio reflects the recording of the Company's fiscal 1994 portion of the IRS settlement in income. (See Note 6 of the Notes to Consolidated Financial Statements.) The fiscal 1992 ratio includes the net gain on the sale of property at Deerfield. (See Note 10 of the Notes to Consolidated Financial Statements.)

ENVIRONMENTAL MATTERS. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 5(a) of the Notes to Consolidated Financial Statements.)

     In February 1994, the Company received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, for reimbursement, indemnification and contribution for response costs incurred at a site in Denver, Colorado. The demand alleges that the Company is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated to be approximately $31 million. The Company is in the process of examining this claim and is currently unable to determine what liability, if any, it may have for response costs relating to the site.

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

CREDIT LINES.   On February 1, 1994, Peoples Gas reduced its lines of credit to approximately $154 million from $184 million in effect since November 1, 1993. The Company may borrow up to $20 million of the aggregate $154 million to cover its projected short-term credit needs.

                             NORTH SHORE GAS COMPANY
                           PART II. OTHER INFORMATION
                                 MARCH 31, 1994


ITEM 1.    LEGAL PROCEEDINGS

     See Note 5 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a. The Company's sole stockholder acted by written consent in lieu of an annual meeting of stockholders on March 31, 1994.

          b. On March 31, 1994, the following persons were elected Directors of the Company by written consent and comprise the entire Board of Directors of the Company: Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Michael S. Reeves, and Richard E. Terry.

          c. The following matter was voted upon by written consent in lieu of an annual meeting of stockholders:

               1. The election of nominees for Directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows:
          Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Michael S. Reeves, and Richard E. Terry. The Secretary of the Company certified the following vote tabulations:


                                                          FOR      WITHHELD
                                                       ---------   --------
          Kenneth S. Balaskovits . . . . . . . .       3,625,887      0
          J. Bruce Hasch . . . . . . . . . . . . . .   3,625,887      0
          James Hinchliff  . . . . . . . . . . . . .   3,625,887      0
          Michael S. Reeves  . . . . . . . . . . . .   3,625,887      0
          Richard E. Terry  . . . . . . . . . . . .    3,625,887      0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

                    None

          b.   Reports on Form 8-K filed during the quarter ended March 31, 1994

                    None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               North Shore Gas Company
                                            -----------------------------
                                                   (Registrant)




     May 11, 1994                        By:        K. S. BALASKOVITS
    -------------                           -----------------------------
       (Date)                                      K. S. Balaskovits
                                            Vice President and Controller





                                                   (Same as above)
                                            -----------------------------
                                            Principal Accounting Officer