Form 10-Q
period 1994-06-30
NORTH SHORE GAS CO /IL/
filed 1994-08-12
CIK 110101

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

   (Mark One)

      / x /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended June 30, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes / x /    No /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,625,887 shares of Common Stock, without par value, outstanding at July 31, 1994.





                        PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                            North Shore Gas Company
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                        Three                Nine                   Twelve
                                     Months Ended        Months Ended            Months Ended
                                        June 30,            June 30,               June 30,
                                   ----------------    -----------------      -----------------
                                    1994      1993      1994       1993        1994       1993
                                   ------    ------    ------     ------      ------     ------
                                                          (Thousands)

OPERATING REVENUES:
  Gas sales                       $23,658   $25,489   $146,247   $132,813    $160,868   $145,271
  Transportation of customer-
    owned gas                       2,371     2,305      9,118      9,833      11,036     11,823
  Other                               350       292        842        800       1,083      1,023
                                  -------    ------    -------    -------     -------    -------
     Total Operating Revenues      26,379    28,086    156,207    143,446     172,987    158,117
                                  -------    ------    -------    -------     -------    -------
OPERATING EXPENSES:
  Gas costs                        14,232    15,355     98,529     85,623     106,706     91,724
  Operation                         5,686     5,808     17,300     18,599      22,865     24,934
  Maintenance                         795       770      2,202      2,218       3,255      3,037
  Depreciation                      1,744     1,601      5,052      4,655       6,589      5,760
  Taxes - Income                      100        59      6,414      5,984       5,218      4,823
        - State & local revenue     1,703     1,954     10,068      9,626      11,064     10,550
        - Other                       318       532      1,416      1,640       1,958      2,193
                                   ------    ------    -------    -------     -------    -------
      Total Operating Expenses     24,578    26,079    140,981    128,345     157,655    143,021
                                   ------    ------    -------    -------     -------    -------
OPERATING INCOME                    1,801     2,007     15,226     15,101      15,332     15,096
                                   ------    ------    -------    -------     -------    -------
OTHER INCOME:
  Interest income                     200       223        251        558         355        599
  Miscellaneous                       113        81      1,447        277       1,502        296
                                   ------    ------    -------    -------     -------    -------
      Total Other Income              313       304      1,698        835       1,857        895
                                   ------    ------    -------    -------     -------    -------
GROSS INCOME                        2,114     2,311     16,924     15,936      17,189     15,991
                                   ------    ------    -------    -------     -------    -------
INCOME DEDUCTIONS:
  Interest on long-term debt        1,544     1,743      4,661      4,953       6,315      6,294
  Other interest                       27        21        290        448         323        572
  Amortization of debt discount
    and expense                        30        30         91         82         120         99
  Miscellaneous                         5        --         16         24          21         26
                                   ------    ------     ------     ------     -------    -------
      Total Income Deductions       1,606     1,794      5,058      5,507       6,779      6,991
                                   ------    ------     ------     ------     -------    -------
NET INCOME APPLICABLE TO
  COMMON STOCK                    $   508   $   517   $ 11,866   $ 10,429    $ 10,410   $  9,000
                                   ------    ------    -------    -------     -------    -------
                                   ------    ------    -------    -------     -------    -------

 The Notes to Consolidated Financial Statements are an integral part of these statements.





                         North Shore Gas Company

                       CONSOLIDATED BALANCE SHEETS

                                              June 30,                    June 30,
                                                1994     September 30,      1993
                                            (Unaudited)      1993       (Unaudited)
                                            -----------   -----------   -----------
                                                          (Thousands)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS

Property, plant and equipment,
   at original cost                            $255,001     $248,580     $239,986
     Less - Accumulated depreciation             79,209       75,110       74,577
                                                -------      -------      -------
       Net property, plant and equipment        175,792      173,470      165,409
Gas supply advances and investments                 115          117          121
                                                -------      -------      -------
     TOTAL CAPITAL INVESTMENTS - NET            175,907      173,587      165,530
                                                -------      -------      -------

CURRENT ASSETS

Cash                                                463          472        2,139
Cash equivalents                                 18,500           --        3,150
Trust fund, utility construction                     --        4,243       13,788
Receivables -
   Customers, net of allowance for
     uncollectible accounts of  $980,
       $855, and $902, respectively              10,396        5,836        9,600
   Other                                          1,595        3,835        1,625
Accrued unbilled revenues                         1,780        3,839        2,005
Materials and supplies, at average cost           2,114        1,979        2,638
Gas in storage, at last-in, first-out cost       17,188       25,351       15,906
Gas costs recoverable through rate adjustments    2,721        8,479        9,581
Prepayments                                         516          397          574
                                                -------      -------      -------
     TOTAL CURRENT ASSETS                        55,273       54,431       61,006
                                                -------      -------      -------
DEFERRED CHARGES                                 12,302        7,413        6,846
                                                -------      -------      -------
       TOTAL PROPERTIES AND OTHER ASSETS       $243,482     $235,431     $233,382
                                                -------      -------      -------
                                                -------      -------      -------


  The Notes to Consolidated Financial Statements are an integral part of these statements.










                         North Shore Gas Company

                       CONSOLIDATED BALANCE SHEETS

                                              June 30,                   June 30,
                                                1994     September 30,     1993
                                            (Unaudited)      1993       (Unaudited)
                                            -----------   ----------    -----------
                                                  (Thousands, except share data)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 5,000,000 shares
       Outstanding -  3,625,887 shares         $ 24,757     $ 24,757     $ 24,757
   Retained earnings                             62,224       55,652       58,667
                                                -------      -------      -------
       Total Common Stockholder's Equity         86,981       80,409       83,424
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year   76,925       80,925       80,925
                                                -------      -------      -------
       TOTAL CAPITALIZATION                     163,906      161,334      164,349
                                                -------      -------      -------
CURRENT LIABILITIES

Interim loans                                        --        5,400           --
Accounts payable                                 18,300       16,296       14,548
Dividends payable on common stock                 1,668        1,559        1,958
Customer gas service and credit deposits          1,991        4,583        2,020
Sinking fund payments and maturities
   due within one year -
     Long-term debt                               4,000        4,000        4,000
Accrued taxes                                     3,234        3,013        5,657
Gas sales revenue refundable through
   rate adjustments                               9,230          958        1,031
Accrued interest                                  1,190        2,100        1,249
Temporary LIFO liquidation credit                 2,924           --        6,721
                                                -------      -------      -------
       TOTAL CURRENT LIABILITIES                 42,537       37,909       37,184
                                                -------      -------      -------
RESERVES AND DEFERRED CREDITS

Deferred income taxes - primarily
   accelerated depreciation                      16,905       14,184       12,523
Investment tax credits being amortized
   over the average lives of related property     4,092        4,197        4,216
Other                                            16,042       17,807       15,110
                                                -------      -------      -------
       TOTAL RESERVES AND DEFERRED CREDITS       37,039       36,188       31,849
                                                -------      -------      -------
       TOTAL CAPITALIZATION AND LIABILITIES    $243,482     $235,431     $233,382
                                                -------      -------      -------
                                                -------      -------      -------

The Notes to Consolidated Financial Statements are an integral part of these statements.



                         North Shore Gas Company
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                            Nine Months Ended
                                                                June 30,
                                                            ------------------
                                                             1994       1993
                                                            ------     ------
                                                                (Thousands)

OPERATING ACTIVITIES:
  Net Income                                                $11,866    $10,429
  Adjustments to reconcile net income to net cash:
    Depreciation                                              5,052      4,655
    Deferred income taxes and investment tax credits - net      757       (499)
    Change in other deferred credits and reserves                94       (186)
    Change in deferred charges                               (4,889)       172
    Other                                                         2          4
                                                             ------     ------
                                                             12,882     14,575
    Change in certain current assets and liabilities:
     Receivables - net                                       (2,320)    (6,127)
     Accrued unbilled revenues                                2,059      1,066
     Materials and supplies                                    (135)      (595)
     Gas in storage                                           8,163      9,465
     Rate adjustments recoverable or refundable              14,030     (4,502)
     Accounts payable                                         2,004      2,538
     Customer gas service and credit deposits                (2,592)    (2,887)
     Accrued taxes                                              221      4,859
     Accrued interest                                          (910)      (636)
     Temporary LIFO liquidation credit                        2,924      6,721
     Other                                                     (119)      (171)
                                                            -------     ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                  36,207     24,306
                                                            -------     ------
INVESTING ACTIVITIES:
  Capital expenditures - construction                        (7,770)   (13,079)
  Other assets                                                  396        147
                                                             -------   -------
  NET CASH USED IN INVESTING ACTIVITIES                      (7,374)   (12,932)
                                                             -------   -------
FINANCING ACTIVITIES:
  Interim loans - net                                        (5,400)   (20,000)
  Issuance of long-term debt                                     --     40,000
  Trust fund, utility construction                            4,243    (13,788)
  Retirement of long-term debt                               (4,000)   (11,566)
  Dividends paid on common stock                             (5,185)    (3,916)
                                                             ------     ------
  NET CASH USED IN FINANCING ACTIVITIES                     (10,342)    (9,270)
                                                             ------     ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    18,491      2,104

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                472      3,185
                                                             ------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $18,963    $ 5,289
                                                             ------     ------
                                                             ------     ------

                        (   )  Denotes red figure.

  The Notes to Consolidated Financial Statements are an integral part of these statements.









              North Shore Gas Company

           PART I.   FINANCIAL INFORMATION (Continued)

                          June 30, 1994

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

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

2(b) Statement of Cash Flows (Continued)

        Income taxes and interest paid (excluding capitalized interest) were as follows:


         For the nine months
         ended June 30,              1994              1993
         ----------------------------------------------------
                                           (Thousands)

         Income taxes paid          $5,902           $3,145
         Interest paid               5,803            5,977


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


3.  COVENANTS REGARDING RETAINED EARNINGS

     The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1994, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $62.2 million.



4.  RATES AND REGULATION

4(a) Utility Rate Proceedings

        On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of costs incurred by Illinois utilities, including the Company and Peoples Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs but required that such recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In November 1992, several parties, including the Company and Peoples Gas, appealed the Commission's order to the Illinois Appellate Court. On December 29, 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings. On April 6, 1994, the Illinois Supreme Court allowed an appeal of the Appellate Court's decision. Any change made pursuant to the Supreme Court's order on appeal would have a prospective effect only.

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

        Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is gas supply realignment (GSR) costs. The Company is subject to charges for transition cost recovery by Natural. Charges for Natural's transition costs commenced on January 1, 1994. While the total amount of the transition costs expected to be billed to the Company by Natural is uncertain at this time, such total amount is expected to be substantial. The Company is currently recovering transition costs through the Gas Charge. On February 1, 1994, Natural filed a Stipulation and Agreement (S & A) with the FERC addressing GSR costs. On May 12, 1994, the FERC issued an order approving, with modifications, the S & A. In response to that order, Natural filed a revised S & A on

4.  RATES AND REGULATION (Continued)

4(b) FERC Orders 636, 636-A, and 636-B (Continued)

     July 19, 1994. If approved by the FERC, the revised S & A would place a cap of approximately $25 million on the amount of GSR costs recoverable by Natural from the Company.

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

         In May 1990, the Company was notified by the EPA that the EPA had documented the release or threatened release of hazardous substances, pollutants, and contaminants at a site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan I
     Site).  Also, the Company, General Motors Corporation
     (GMC), and Outboard Marine Corporation were notified that each may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) with respect to the Waukegan I Site. A PRP is potentially liable for the cost of any investigative and/or remedial work that the EPA determines is necessary.

         In September 1990, the Company entered into an Administrative Order on Consent (AOC) with the EPA and the Illinois Environmental Protection Agency (IEPA) to implement and conduct a remedial investigation/feasibility study (RI/FS) of the Waukegan

5.  ENVIRONMENTAL MATTERS (Continued)

5(a) Former Manufactured Gas Plant Sites (Continued)

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

         The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of June 30, 1994, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $6.4 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the

5.  ENVIRONMENTAL MATTERS (Continued)

5(a) Former Manufactured Gas Plant Sites (Continued)

     remedial action, if any, to be required by the EPA or the IEPA. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

         The Company has filed suit against a number of insurance carriers for the recovery of costs associated with the investigation and remediation of residues from its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with its former manufactured gas sites. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred as of June 30, 1994 have not been reduced to reflect recoveries from insurance carriers.

         Costs incurred by the Company for environmental activities relating to the sites of its former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on its financial position or results of operations. The Company is authorized to recover the costs of environmental activities relating to its former manufactured gas operations under a rate mechanism approved by the Commission. As of June 30, 1994, it had recovered $3.6 million of such costs through rates. (See Note 4(a) for a discussion of proceedings regarding the recovery of such costs through utility rates.)

5(b) Denver Site

         In February 1994, the Company received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a site in Denver, Colorado. The demand alleges that the Company is a successor-in- interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated to be approximately
     $31 million. The Company is in the process of examining this claim and is currently unable to determine what liability, if any, it may have for response costs relating to the site.

6.  TAX MATTERS

     On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in a March 1994 payment of principal and interest to the Company in total amount of approximately $3 million, or $2 million after income taxes. The Company has received regulatory authorization to defer the recording of the settlement amount in income for fiscal year 1993, and to record its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company has represented to the Commission that, having received this accounting authorization, it will not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $1.4 million, or about $1 million after income taxes, in income for that month; the amount after income taxes is included in Other Income - Miscellaneous. At June 30, 1994, approximately $2 million is included in Reserves and Deferred Credits - Other. The Company will amortize its remaining portion of the settlement amount in income in fiscal year 1995, the effect of which will be to offset increases in costs that the utility will incur during that year.


7.  ISSUANCE OF BONDS

     On March 30, 1993, the Company filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, the Company issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 percent due May 1, 2003. Proceeds of the offering were used to refund approximately $11 million aggregate principal amount of the Company's previously issued first mortgage bonds and for general corporate purposes. The Company expects to issue all or a portion of the remaining bonds during fiscal 1995 and/or fiscal 1996. Proceeds of the future offering will be used for general corporate purposes.


8.  INTEREST-RATE ADJUSTMENTS

     Effective November 1, 1993, the rate of interest on the Company's Adjustable-Rate Bonds, Series J, was fixed at 8 percent until maturity, November 1, 2020.


9.  RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS

     In December 1990, the Financial Accounting Standards Board
(FASB) issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company adopted SFAS No. 106 effective October 1, 1993. SFAS No. 106 requires the accrual of the expected costs of such benefits during the employees' years of service. The Accumulated Postretirement Benefit Obligation as of October 1, 1993, was approximately $8.7 million. The unfunded obligation will be amortized over 20 years. The cost for fiscal 1994 is approximately $1.3 million.

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






Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

     Net income applicable to common stock decreased $9,000, to $508,000, for the current three-month period, due primarily to lower gas deliveries resulting from weather that was 13 percent warmer than the corresponding period of the prior year.

     Net income applicable to common stock increased $1.4 million, to $11.9 million and $1.4 million, to $10.4 million, for the current nine- and 12-month periods, respectively. Results for the current nine- and 12-month periods include the recording of one-half of an IRS settlement, increasing net income by about $1 million. (See Note 6 of the Notes to Consolidated Financial Statements.) In addition, both current periods benefited from weather that was 2 percent colder than the corresponding periods of the prior year.

     A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                            Three Months Ended        Nine Months Ended            12 Months Ended
                                  June 30,                 June 30,                   June 30,
                              1994 Over 1993            1994 Over 1993             1994 Over 1993
                            ------------------        ------------------          ----------------
(Thousands of dollars)       Amount      %             Amount        %            Amount       %
- - ---------------------------------------------------------------------------------------------------

Net operating revenues*       $(333)   (3.1)           $(587)     (1.2)           $(626)     (1.1)
Operation and
    maintenance expenses        (97)   (1.5)          (1,315)     (6.3)          (1,851)     (6.6)
Depreciation expense            143     8.9              397       8.5              829      14.4
Income taxes                     41    69.5              430       7.2              395       8.2
Other income                      9     3.0              863     103.4              962     107.5
Income deductions              (188)  (10.5)            (449)     (8.2)            (212)     (3.0)
Net Income Applicable
    to Common Stock              (9)   (1.7)           1,437      13.8            1,410      15.7


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

     Net operating revenues decreased $333,000, to $10.4 million, $587,000, to $47.6 million, and $626,000, to $55.2 million, for the current three-, nine-, and 12-month periods, respectively, due mainly to a reduction of environmental clean-up costs recovered through rates. The current nine- and 12-month periods benefited from weather that was 2 percent colder than the weather in the respective periods of the prior year.

Operation and Maintenance

     Operation and maintenance expenses decreased $97,000, to $6.5 million, $1.3 million, to $19.5 million, and $1.9 million, to $26.1 million, for the current three, nine-, and 12-month periods, respectively, due primarily to lower environmental clean-up costs recovered through rates.

Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition (Continued)

RESULTS OF OPERATIONS (Continued)

Depreciation Expense

     Depreciation expense increased $143,000, to $1.7 million, $397,000, to $5.1 million, and $829,000, to $6.6 million, for the current three-, nine-, and 12-month periods, respectively, due chiefly to depreciable property additions.

Income Taxes

     Income taxes increased $41,000, to $100,000, in the current three-month period, due principally to higher pre-tax income and decreased adjustments to deferred taxes.

     Income taxes (exclusive of the $324,000 included in other income related to the IRS settlement) increased $430,000, to $6.4 million, in the current nine-month period, due principally to higher pre-tax income and the federal income tax rate change from 34 percent to 35 percent effective January 1, 1993.

     Income taxes (exclusive of the $324,000 included in other income related to the IRS settlement) increased $395,000, to $5.2 million, in the current 12-month period, due primarily to higher pre-tax income and the aforementioned tax rate change, offset in part by adjustments to reduce current taxes accrued.

Other Income

     Other income increased $863,000, to $1.7 million and $962,000, to $1.9 million, in the current nine- and 12-month periods, respectively, due mainly to recording the IRS settlement of about $1 million after income taxes (see Note 6 of the Notes to Consolidated Financial Statements), partially offset by lower cash balances available for investment.

Income Deductions

     Income deductions decreased $188,000, to $1.6 million and $449,000, to $5.1 million, for the current three- and nine-month periods, due mainly to reduced interest on long-term debt. In addition, the current nine-month period includes reduced interest on interim loans.

     Income deductions decreased $212,000, to $6.8 million, for the current 12-month period, due primarily to lower interest on interim loans, amounts refundable to customers, gas bill credit deposits, and budget accounts.

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

     The Company is undertaking a major project to reengineer its operations with the goal of increasing efficiency, responsiveness to customer needs and cost effectiveness. The project is expected to commence in September, 1994 and to continue for at least two years.


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1994, such restrictions amounted to $11.6 million out of total retained earnings of $62.2 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

Interest Coverage. The Company's fixed charges coverage ratios for the 12 months ended June 30, 1994, and for fiscal 1993 and 1992 were 3.36, 2.91, and 4.20, respectively. The current 12-month period ratio reflects the recording of the Company's fiscal 1994 portion of the IRS settlement in income. (See Note 6 of the Notes to Consolidated Financial Statements.) The fiscal 1992 ratio includes a net gain of $3.8 million on the sale of property at Deerfield.

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 5(a) of the Notes to Consolidated Financial Statements.)

     In February 1994, the Company received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a site in Denver, Colorado. The demand alleges that the Company is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated to be approximately $31 million. The Company is in the process of examining this claim and is currently unable to determine what liability, if any, it may have for response costs relating to the site. (See Note 5(b) of the Notes to Consolidated Financial Statements.)

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

Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Bonds Issued. On March 30, 1993, the Company filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, the Company issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 percent due May 1, 2003. (See Note 7 of the Notes to Consolidated Financial Statements.)

Credit Lines.   On February 1, 1994, Peoples Gas reduced its
lines of credit to approximately $154 million from $184 million in effect since November 1, 1993. The Company was authorized to borrow up to $20 million of the aggregate $154 million to cover its projected short-term credit needs. On July 1, 1994, Peoples Gas reduced its lines of credit to approximately $131 million of which the Company may borrow up to $30 million, under agreements that will expire on June 29, 1995, to cover its projected short-term credit needs.





                     North Shore Gas Company

                  PART II.   OTHER INFORMATION

                          June 30, 1994

Item 1.  Legal Proceedings

     See Note 5 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

               None

        b.  Reports on Form 8-K filed during the quarter ended
            June 30, 1994

               None










































                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                                            North Shore Gas Company
                                            -----------------------
                                                  (Registrant)




         August  12, 1994                  By:    /s/  K. S. BALASKOVITS
         ---------------                     ------------------------------
             (Date)                                  K. S. Balaskovits
                                              Vice President and Controller





                                                    (Same as above)
                                             -----------------------------
                                             Principal Accounting Officer