Form 10-K
period 1994-09-30
NORTH SHORE GAS CO /IL/
filed 1994-12-22
CIK 110101

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

    (Mark One)
      /x/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994

                                       OR

      /x/      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 2-35965

                             NORTH SHORE GAS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              ILLINOIS                                           36-1558720
   (State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                            Identification No.)


     122 SOUTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                   60603
     (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code:       (312) 431-4000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:    NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:    NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ----      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (#229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   X
                                     ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

     None.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, without par value, 3,625,887 shares outstanding at November 30, 1994.

                       Documents Incorporated by Reference
                                      None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    CONTENTS

                                                                          Page
Item No.                                                                   No.
- --------                                                                  ----

          PART I
          ------

   1.     Business                                                           3

   2.     Properties                                                         8

   3.     Legal Proceedings                                                  8

   4.     Submission of Matters to a Vote of Security Holders                8

          PART II
          -------

   5.     Market for the Company's Common Stock and Related
            Stockholder Matters                                              8

   6.     Selected Financial Data                                            9

   7.     Management's Discussion and Analysis of Results
            of Operations and Financial Condition                           10

   8.     Financial Statements and Supplementary Data                       15

   9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                             36

          PART III
          --------

   10.    Directors and Executive Officers of the Company                   37

   11.    Executive Compensation                                            39

   12.    Security Ownership of Certain Beneficial Owners and
            Management                                                      42

   13.    Certain Relationships and Related Transactions                    43

          PART IV
          -------

   14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                     44

Signatures                                                                  50

Exhibit Index                                                               51

                             NORTH SHORE GAS COMPANY

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED SEPTEMBER 30, 1994

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     North Shore Gas Company (Company), an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has more than 129,000 residential, commercial, and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in Northeastern Illinois. It serves 54 communities and adjacent areas, including those situated along Lake Michigan from Winnetka, Illinois, to the Illinois-Wisconsin state line. This area, with an estimated population of about 400,000, contains residential concentrations and a diversity of industrial and commercial establishments, as well as some farm lands. The Company had 247 employees at September 30, 1994.

     At September 30, l994, the common stock of the Company and of its affiliate, The Peoples Gas Light and Coke Company (Peoples Gas), was wholly owned by Peoples Energy Corporation (Peoples Energy).


COMPETITION

     The Company holds certificates of public convenience and necessity issued by the Illinois Commerce Commission (Commission) for the conduct by the Company of its operations in the territory that it serves. It holds a license agreement from Lake County, Illinois, and, with minor exceptions, franchises from all of the incorporated cities and villages in its service territory. The franchises are of various terms and expiration dates and are generally subject to various other conditions, restrictions, or limitations not deemed materially burdensome.

     Absent extraordinary circumstances, potential competitors are barred from constructing competing gas distribution systems in the Company's service territory by a judicial doctrine known as the "first in the field" doctrine. In addition, the high cost of installing duplicate distribution facilities would render the construction of a competing system impractical.

     Competition in varying degrees exists between natural gas and other fuels or forms of energy available to consumers in the Company's service area.

     A substantial portion of the gas that the Company delivers to its customers consists of gas that the Company's customers purchase directly from producers and marketers rather than from the Company. These direct customer gas purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales.

     A pipeline may seek to provide transportation service directly to end-users. Such direct service by a pipeline to an end-user would bypass the local distributor's service and reduce the distributor's earnings. However, the Company's pipeline supplier has not undertaken any service bypassing the Company. The Company has a bypass rate approved by the Commission which allows the Company to renegotiate rates with customers that are potential bypass candidates.


SALES AND RATES

     The Company sells natural gas having an average heating value of
approximately 1,000 British thermal units (Btu's) per cubic foot.*   Sales are
made and service rendered by the Company pursuant to a rate schedule on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge and Refund Adjustments, to recover the costs incurred by the Company to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under the Company's rate schedule is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, and liquefied petroleum gas costs. In addition, under the tariffs of the Company, the difference for any fiscal year between costs recoverable through the Gas Charge and the revenues billed to customers under the Gas Charge is refunded or recovered over a 12-month billing cycle beginning the following January 1. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to gas costs), and the fiscal year-end balance is amortized over the 12-month period beginning the following January 1. The Company also has been recovering, through its rates, pipeline charges billed for transition costs resulting from the implementation of Federal Energy Regulatory Commission (FERC) Order No. 636. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     The business of the Company is influenced by seasonal weather conditions because a large element of the Company's customer load consists of space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. (For discussion of the effect of the seasonal nature of gas sales on cash flow, see "Liquidity" in Item 7.)






________________________________________________________________________________
* All volumes of natural gas set forth in this report are stated on a 1,000 Btu (per cubic foot) billing basis.

     The basic marketing plan of the Company is to maintain its existing share in all market segments and develop opportunities emerging from changes in the utility environment and technological advances in new, expanded, or current natural gas applications, including cogeneration, prime movers, natural gas-fueled vehicles, and air conditioning.


STATE LEGISLATION AND REGULATION

     The Company is subject to the jurisdiction of and regulation by the Commission, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois, including rates and charges, issuance of securities, services and facilities, systems of accounts, investments, safety standards, transactions with affiliated interests, as defined in the Illinois Public Utilities Act, and other matters.

     On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and Peoples Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The Commission's order is on appeal before the Illinois Supreme Court. (See Note 2A of the Notes to Consolidated Financial Statements.)

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued its orders on rehearing in this proceeding in September 1994. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     On December 16, 1994, the Company filed with the Commission proposed changes in rates that are designed to increase annual revenues by about
$10.1 million, exclusive of additional charges for revenue taxes. The Company is seeking a rate of return on original-cost rate base of 10.50 percent, which reflects a 12.6 percent cost of common equity. The Company expects that the Commission, following its usual practices, will not issue a decision regarding the Company's filed rate increase request until November 1995. The Company cannot predict the outcome of its rate increase request.


FEDERAL LEGISLATION AND REGULATION

     By Order entered on December 6, 1968 (Holding Company Act Release No. 16233), the Securities and Exchange Commission, pursuant to Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (Act), exempted Peoples Energy and its subsidiary companies as such (including the Company) from the provisions of the Act, other than Section 9(a)(2) thereof.

     All of the gas distributed by the Company is transported to the Company's distribution system by Natural Gas Pipeline Company of America (Natural). In its provision of gas sales services (gathering, transportation and storage services, and gas supply) Natural is regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See "Sales and Rates" and "Current Gas Supply" in Item 1.)

     The Company is subject to federal and state environmental laws. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 3A of the Notes to Consolidated Financial Statements.) In addition, the Company has received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado. (See Note 3B of the Notes to Consolidated Financial Statements.)

     In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)


ENVIRONMENTAL MATTERS

     See Note 3 of the Notes to Consolidated Financial Statements.


CURRENT GAS SUPPLY

     The Company has entered into long- and short-term firm gas supply contracts. When used in conjunction with contract storage, Peoples Gas' company-owned storage, and peak-shaving facilities, as shown in the following table, such supply is deemed sufficient to meet current and foreseeable peak and annual market requirements.

     Although the Company believes North American supply to be sufficient to meet U.S. market demands for some time, it is unable to quantify or otherwise make specific representations regarding national supply availability.

     The following tabulation shows the Company's expected peak-day availability of gas in million cubic feet (MMcf) during the 1994-95 heating season:

                                              Peak-Day             Year of
                                            Availability          Contract
   Source                                      (MMcf)            Expiration
- ------------                                ------------        ------------
Flow Gas
   Firm Gas Purchases                           125(a)          1995-1998(a)
   Liquefied Petroleum Gas                       59
                                                ---
                                                184
                                                ---
Storage
   Leased                                       122(b)          1995-1996(b)
   Peoples Gas - Manlove Storage                 87(c)          (d)
                                                ---
                                                209
                                                ---
   Total expected peak-day
     availability                               393
                                                ---
                                                ---

(a) Consists of firm gas purchases from non-pipeline suppliers delivered via firm pipeline transportation. Under the 636 Orders' right-of-first-refusal process, the Company may retain the firm transportation contract capacity if it matches the best bid made for that capacity in terms of rate (up to the maximum rate permitted) and contract length (up to 20 years).



ITEM 1.  BUSINESS (Continued)


(b) The Company has maximum storage service withdrawal capacity under contracts with Natural of (1) 56 MMcf per day in the period November 1 through February 15, decreasing to 45 MMcf per day until February 28 and to 34 MMcf per day for the balance of the withdrawal season, under a service agreement extending until 1995, (2) 30 MMcf per day under a service agreement extending until 1995, (3) 7 MMcf per day under a service agreement extending until 1995, (4) 3 MMcf per day under a service agreement extending until 1995, (5) 22 MMcf per day, including transportation fuel, under a service agreement extending until 1996 and (6) including transportation fuel, 6.5 MMcf per day in November, decreasing to 6 MMcf per day in December, 4.5 MMcf per day in January and 3 MMcf per day in February and March, under a service agreement extending until 1995. All daily withdrawals under the foregoing seasonal and interseasonal agreements are subject to maximum withdrawal constraints. Before terminating any of the services noted in (1) through (4) above, Natural must first seek authority from FERC. The services noted in (5) and (6) are subject to the 636 Orders' right-of-first-refusal process. Under this process, the Company may retain the storage capacity if it matches the best bid made for that capacity in terms of rate (up to the maximum rate permitted under Natural's tariff) and contract length (up to 20 years).

(c) The Company has a gas storage agreement with Peoples Gas that provides for a maximum withdrawal of 59 MMcf of storage service per day. The agreement also provides for additional quantities, if available, equal to the Company's pro-rata share, up to 28 MMcf per day or a total of 87 MMcf per day.

(d) The contract with Peoples Gas was for an initial term expiring May 1, 1990. However, by its terms, the contract continues in effect unless canceled by either party upon 120 days' notice prior to April 30 of any year thereafter.

     The sources of gas supply (including gas transported for customers) in million cubic feet (MMcf) for the Company for the three fiscal years ended September 30, 1994, 1993, and 1992, were as follows:

                                                      1994      1993      1992
                                                     ------    ------    ------
     Source:
       Natural (a)                                    2,384    12,293    15,758
       Other Suppliers (b)                           23,415    12,296     8,556
       Liquefied Petroleum Gas Produced                  79        61         7
       Customer-Owned Gas - Received                 12,017    11,956    12,296
       Underground Storage - Net                       (718)      (80)     (998)
       Company Use, Franchise Requirements,
         and Unaccounted-for Gas                       (339)     (381)     (297)
                                                     ------    ------    ------
             Total (c)                               36,838    36,145    35,322
                                                     ------    ------    ------
                                                     ------    ------    ------

(a)  The DMQ-1 supply contract terminated on November 30, 1993.

(b) The Company purchases significant quantities of gas directly from various suppliers. Commencing December 1, 1993, purchases were more oriented towards long-term supply contracts than short-term spot gas. However, some gas supply is still purchased on a short-term basis whenever such purchases are projected to produce a savings in gas costs without jeopardizing supply security and reliability.

(c)  See "Gas Sold and Transported" in Item 6.

ITEM 2.  PROPERTIES

     All of the principal plants and properties of the Company have been maintained in the ordinary course of business and are believed to be in satisfactory operating condition. The following is a brief description of the principal plants and operating units of the Company.

     The distribution system of the Company, as of September 30, 1994, consisted of approximately 2,000 miles of distribution mains and necessary pressure regulators, approximately 117,000 services (pipe connecting the mains with piping on the customers' premises), and approximately 132,000 meters installed on customers' premises. During fiscal 1993, the Company installed approximately
14.6 miles of transmission pipeline. The Company also has liquefied petroleum gasification and storage facilities. In addition, it owns and has a substantial investment in office and service buildings, garages, repair shops, and motor vehicles, together with the equipment, tools, and fixtures necessary to conduct utility business.

     Most of the principal plants and properties of the Company, other than mains, services, meters, regulators, and cushion gas in underground storage, are located on property owned in fee. Substantially all gas mains are located in public streets, alleys, and highways, or under property owned by others under grants of easements. Meters and house regulators in use and a portion of services are located on premises being served.

     Substantially all of the physical properties now owned or hereafter acquired by the Company are subject to (a) the first-mortgage lien of the Company's mortgage to Bank of America Illinois, (formerly named Continental Bank, National Association) Trustee, to secure the principal amount of the Company's outstanding first mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.


ITEM 3.  LEGAL PROCEEDINGS

     See Notes 2 and 3 of the Notes to Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company is a wholly owned subsidiary of Peoples Energy.

ITEM 6.  SELECTED FINANCIAL DATA (a)

For fiscal years ended September 30,                       1994           1993           1992           1991           1990
- --------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (thousands)
Operating Revenues:
    Residential                                          $130,654       $121,733       $100,673      $  95,963      $  93,815
    Commercial                                             21,834         20,539         17,430         18,299         20,250
    Industrial                                              6,392          5,161          3,610          4,023          5,788
    Transportation of customer-owned gas (b)               11,185         11,751         10,419         11,942         10,187
    Other                                                   1,060          1,041            708            614            761
- --------------------------------------------------------------------------------------------------------------------------------
        Total Operating Revenues                         $171,125       $160,225       $132,840       $130,841       $130,801
Gas costs                                                 105,042         93,800         71,418         77,614         76,863
Revenue taxes                                              10,962         10,622          9,212          8,786          8,689
- --------------------------------------------------------------------------------------------------------------------------------
        Net Operating Revenues                            $55,121        $55,803        $52,210        $44,441        $45,249
Net income applicable to common stock                     $10,378         $8,973        $12,527         $6,603         $8,066
Dividends declared on common stock                         $7,107         $6,672         $2,538         $1,595         $4,315
- --------------------------------------------------------------------------------------------------------------------------------
ASSETS AT YEAR-END (thousands)
Property, plant and equipment                            $259,375       $248,580       $227,557       $203,412       $186,618
Less - Accumulated depreciation                            80,639         75,110         70,425         65,937         61,209
- --------------------------------------------------------------------------------------------------------------------------------
        Net Property, Plant and Equipment                $178,736       $173,470       $157,132       $137,475       $125,409
Total assets                                             $234,364       $235,431       $208,297       $176,110       $157,818
Capital expenditures - construction                       $12,595        $22,824        $26,061        $18,308        $11,673
- --------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (thousands)
    Common equity                                         $83,680        $80,409        $78,108        $68,119        $63,111
    Long-term debt                                         76,925         80,925         56,053         56,688         34,251
- --------------------------------------------------------------------------------------------------------------------------------
        Total Capitalization                             $160,605       $161,334       $134,161       $124,807        $97,362
- --------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (percent)
    Common equity                                              52             50             58             55             65
    Long-term debt                                             48             50             42             45             35
- --------------------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                  100            100            100            100            100
- --------------------------------------------------------------------------------------------------------------------------------
GAS SOLD AND TRANSPORTED (million cubic feet)
Gas Sales:
    Residential                                            20,228         20,009         19,202         18,220         18,877
    Commercial                                              3,641          3,529          3,638          3,564          4,249
    Industrial                                              1,005            953            825            829          1,313
Transportation of customer-owned gas (b)                   11,964         11,655         11,657         11,311         10,543
- --------------------------------------------------------------------------------------------------------------------------------
        Total Sales and Transportation                     36,838         36,146         35,322         33,924         34,982
- --------------------------------------------------------------------------------------------------------------------------------
NUMBER OF CUSTOMERS (average)
    Residential                                           119,190        116,644        114,357        111,783        109,380
    Commercial                                              7,656          7,493          7,306          7,080          6,960
    Industrial                                                802            809            695            635            676
    Transportation (b)                                      1,479          1,399          1,471          1,543          1,263
- --------------------------------------------------------------------------------------------------------------------------------
        Total Customers                                   129,127        126,345        123,829        121,041        118,279
- --------------------------------------------------------------------------------------------------------------------------------
DEGREE DAYS                                                 6,701          6,679          6,320          5,927          6,168
Percent of normal (6,536)                                     103            102             97             91             94
- --------------------------------------------------------------------------------------------------------------------------------

     (a) The Company is a wholly owned subsidiary of Peoples Energy; therefore, per-share data are omitted.
     (b)  Includes commercial, industrial, and larger residential customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

NET INCOME

     Net income applicable to common stock increased $1.4 million, to $10.4 million, in fiscal 1994 from 1993. Results for the current fiscal year include the recording of one-half of an Internal Revenue Service (IRS) income tax settlement that increased net income by $1.1 million. (See Note 6 of the Notes to Consolidated Financial Statements.)

     In fiscal 1993, net income applicable to common stock decreased $3.6 million, to $9.0 million, primarily due to increased operation and maintenance expenses, higher long-term debt interest expense, and the effect in fiscal 1992 of the net gain on the sale of property at the Company's former Deerfield sub-shop. These decreases were partially offset by the benefit of colder weather in fiscal 1993 as compared to fiscal 1992 and a rate increase that became effective on November 11, 1991.

     A summary of variations affecting income between years is presented below, with explanations of significant differences following:

                                                       Fiscal 1994            Fiscal 1993
                                                        over 1993              over 1992
                                                   -------------------    -------------------
                                                   Amount                 Amount
                                                   (000's)     Percent    (000's)     Percent
- ------------------------------------------------------------------------------------------------
Net operating revenues (a)                          $(682)       (1.2)     $3,593         6.9
Operation and maintenance expenses                   (937)       (3.4)      2,636        10.6
Depreciation expense                                  668        10.8         386         6.6
Other income                                          972        97.7      (3,115)      (75.8)
Income deductions                                    (559)       (7.7)      1,044        16.9
Net income applicable to common stock               1,405        15.7      (3,554)      (28.4)
- ------------------------------------------------------------------------------------------------

                     (a) Operating revenues, net of gas costs and revenue taxes.


NET OPERATING REVENUES

     Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See
Note 1H of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and various municipalities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


     Since income is not significantly affected by changes in revenue from customers' gas purchases from producers or marketers rather than from the Company, changes in gas costs, or changes in revenue taxes, the discussion below pertains to "net operating revenues" (operating revenues, net of gas costs and revenue taxes). The Company considers net operating revenues to be a more pertinent measure of operating results than gross revenues.

     Net operating revenues declined $682,000, to $55.1 million, in 1994, attributable mainly to a decrease of $1.6 million in environmental costs recovered through rates partially offset by higher gas deliveries reflecting an increase of about 3,000 customers over the prior period. Although the weather in January 1994 was significantly colder than January 1993, the fiscal 1994 weather impact was comparable with fiscal 1993.

     In 1993, net operating revenues increased $3.6 million, to $55.8 million, due primarily to higher gas deliveries caused in large part by weather that was 6 percent colder than in 1992 and the impact of the rate increase effective November 11, 1991 (increasing net operating revenues by $865,000, or $530,000 after income taxes). In addition, environmental costs recovered through rates increased $1.2 million.


OPERATION AND MAINTENANCE EXPENSES

     Operation and maintenance expenses decreased $937,000, to $26.5 million, due principally to lower environmental costs and injuries and damages expenses, offset in part, by increased legal and group insurance expenses, largely related to postretirement benefits.

     In 1993, operation and maintenance expenses increased $2.6 million, to $27.4 million, due mainly to increases in environmental costs recovered through rates (see Note 2A of the Notes to Consolidated Financial Statements), injuries and damages expenses, pension costs, and group insurance expenses.


DEPRECIATION EXPENSE

     Depreciation expense increased $668,000, to $6.9 million, in 1994, and $386,000, to $6.2 million, in 1993, due chiefly to depreciable property additions.


OTHER INCOME

     Other income increased $972,000, to $2.0 million, due mainly to recording an IRS settlement of about $1.1 million after income taxes. (See Notes 4 and 6 of the Notes to Consolidated Financial Statements.)

     In 1993, other income decreased $3.1 million, to $1.0 million, due principally to the effect in fiscal 1992 of the net gain on the sale of property at Deerfield. (See Note 4 of the Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


INCOME DEDUCTIONS

     Income deductions declined $559,000, to $6.7 million, due largely to reduced interest on long-term debt reflecting less principal outstanding at lower rates.

     In 1993, income deductions increased $1.0 million, to $7.2 million, due primarily to increased interest on long-term debt, reflecting the issuance of additional bonds in October 1992 and May 1993.


OTHER MATTERS

EFFECT OF WEATHER. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

EFFECT OF INFLATION. The Company is affected by inflation through increases in operating expenses and replacement of utility plant assets at costs higher than historical costs. Gas costs, the Company's largest operating cost, and revenue taxes are recovered dollar-for-dollar in rates. Increases in other operating costs are recovered through rate cases. Although there is a time lag in the recovery through rate cases of increased cost levels, the effect of this lag is mitigated by the use of a future test year in rate decisions. The Company recovers the cost of depreciable utility property through depreciation charges based on historical costs. Such charges do not reflect current costs or inflation-adjusted costs of utility plant. However, the Company believes that the manner of setting utility rates generally affords an opportunity to earn a fair return on shareholder investment.

ACCOUNTING STANDARDS. In March 1993, the Company adopted, effective October 1, 1992, the liability method of accounting for deferred income taxes required by Statement of Financial Accounting Standards (SFAS) No. 109. (See Note 1G of the Notes to Consolidated Financial Statements.)

     Effective October 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the expected costs of such benefits during the employees' years of service. (See Note 5B of the Notes to Consolidated Financial Statements.)

     In November 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. SFAS No. 112 requires adoption by the Company no later than fiscal 1995. (See Note 5C of the Notes to Consolidated Financial Statements.)

FERC ORDER 636 COSTS. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued its orders on rehearing in this proceeding in September 1994. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


REENGINEERING STUDY. The Company is undertaking a major project to reengineer its business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness. The project commenced in September 1994 and is expected to continue for at least two years.


LIQUIDITY

SOURCE OF FUNDS. The Company has access to outside capital markets and to internal sources of funds that together provide sufficient resources to meet capital requirements. It does not anticipate any changes that would materially alter its current liquidity position.

     Due to the seasonal nature of gas usage, a major portion of cash collections occurs between November and April. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the Company may borrow on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings, or refinanced on a permanent basis with debt or equity, depending on capital market conditions and capital structure considerations.

CREDIT LINES. Peoples Gas has lines of credit of approximately $131 million of which the Company may borrow up to $30 million. At September 30, 1994, Peoples Gas and the Company had unused credit available from banks of approximately $130 million. (See Note 8 of the Notes to Consolidated Financial Statements.)

CASH FLOW ACTIVITIES. Net cash provided by operating activities rose by $10.1 million in 1994, principally resulting from increases relating to rate adjustments recoverable or refundable and accounts receivable. These increases were partially offset by decreases associated with accounts payable, deferred charges, and deferred taxes. In 1993, net cash provided by operating activities increased by $2.0 million reflecting increases relating to operating earnings, rate adjustments recoverable or refundable, gas in storage, and accounts payable. These increases were partially offset by a decrease in accounts receivable.

     Net cash used in investing activities for 1994, 1993, and 1992 mainly represents the level of capital expenditures in the respective years.

     Net cash used in financing activities in 1994 reflects the retirement of long-term debt and interim loans. In 1993, net cash provided by financing activities includes the issuance of additional long-term debt, partially offset by debt retirements and a decrease in interim loans.

INDENTURE RESTRICTIONS. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1994, such restrictions amounted to $11.6 million out of total retained earnings of $58.9 million. (See Note 12 of the Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


INTEREST COVERAGE. Coverage ratios for the Company's fixed charges for fiscal 1994, 1993, and 1992 were 3.33, 2.91, and 4.20, respectively. The current fiscal year ratio reflects the recording of the fiscal 1994 portion of an IRS settlement in income. (See Note 6 of the Notes to Consolidated Financial Statements.) The 1993 ratio includes the effect of the rate increase granted in November 1991 and colder weather, offset by higher operating costs and interest expense. The fiscal 1992 ratio includes a net gain of $3.8 million from the sale of a land parcel as well as the November 1991 rate increase.

DEBT RATINGS. The long-term debt of the Company is rated Aa3 by Moody's Investors Service and AA- by Standard and Poor's Corporation. There has been no change in these ratings since fiscal 1985. The commercial paper of the Company has the top rating from the major rating agencies. On October 24, 1994, Standard and Poor's Corporation affirmed its ratings of the Company's long-term debt and commercial paper but changed its ratings outlook for the Company to "negative" from "stable."

ENVIRONMENTAL MATTERS. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 3A of the Notes to Consolidated Financial Statements.)

     In February 1994, the Company received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) for reimbursement, indemnification and contribution for response costs incurred at a site in Denver, Colorado. (See Note 3B of the Notes to Consolidated Financial Statements.)

REGULATORY ACTIONS. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and Peoples Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The Commission's order is on appeal before the Illinois Supreme Court. (See Note 2A of the Notes to Consolidated Financial Statements.)

     The Company filed proposed changes in rates with the Commission in December 1994. (See Item 1. Business - State Legislation and Regulation of this report.)


CAPITAL RESOURCES

CAPITAL SPENDING. Capital expenditures for additions, replacements, and improvements to the utility plant were $12.6 million in 1994, $22.8 million in 1993, and $26.1 million in 1992.

     The decline in fiscal 1994 expenditures from 1993 and 1992 was largely the result of increased spending in the earlier years for a second pipeline supply connection project that was undertaken to enhance gas supply. The current year amount reflects a level consistent with the financial goals of the Company and maintains system safety. Capital expenditures for fiscal 1993 and fiscal 1992 included $9.0 million and $14.9 million, respectively, for the pipeline project.

     Capital expenditures for fiscal 1995 are estimated to be $12.7 million, about the same level as 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


     Fiscal 1995 sinking fund requirements for long-term debt are $4.0 million. (See Note 7C of the Notes to Consolidated Financial Statements.)

     The Company anticipates that future cash needs for capital expenditures and sinking fund requirements and maturities will be met through internally generated funds, intercompany loans from Peoples Energy, borrowing arrangements with banks and/or the issuance of commercial paper on an interim basis, and periodic long-term financing involving equity or first mortgage bonds.

BONDS ISSUED. On March 30, 1993, the Company filed a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, the Company issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 percent, due May 1, 2003. (See Note 7A of the Notes to Consolidated Financial Statements.)

     Additional bonds are issuable by the Company, upon approval by the Commission, subject to limitations imposed by certain restrictive provisions of the Company's open-end mortgage and supplements thereto. These restrictions are not expected to have an impact on the Company's ability to issue additional debt, as needed.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                           Page
                                                                           ----

Statement of Management's Responsibility                                    16

Report of Independent Public Accountants                                    17

Consolidated Statements of Income for fiscal years ended
   September 30, 1994, 1993, and 1992                                       18

Consolidated Statements of Retained Earnings for fiscal
   years ended September 30, 1994, 1993, and 1992                           18

Consolidated Balance Sheets as of September 30, 1994 and 1993               19

Consolidated Capitalization Statements as of September 30, 1994
   and 1993                                                                 20

Consolidated Statements of Cash Flows for fiscal years ended
   September 30, 1994, 1993, and 1992                                       21

Notes to Consolidated Financial Statements                                  22

STATEMENT OF MANAGEMENT'S RESPONSIBILITY


     The financial statements and other financial information included in this report were prepared by management, who is responsible for the integrity and objectivity of the presented data. The consolidated financial statements of the Company and its subsidiaries were prepared in conformity with generally accepted accounting principles and necessarily include some amounts that are based on the best estimates and judgments of management.

     The Company maintains internal accounting systems and related administrative controls, along with internal audit programs, that are designed to provide reasonable assurance that the accounting records are accurate and assets are safeguarded from loss or unauthorized use. Consequently, management believes that the accounting records and controls are adequate to produce reliable financial statements.

     Arthur Andersen LLP, the Company's independent public accountants approved by Peoples Energy's shareholders, as a part of their audit of the financial statements, selectively reviews and tests certain aspects of internal accounting controls solely to determine the nature, timing, and extent of audit tests. Management has made available to Arthur Andersen LLP all of the Company's financial records and related data and believes that all representations made to the independent public accountants during their audit were valid and appropriate.

     The Audit Committee of the Board of Directors of Peoples Energy, comprised of six outside directors, meets periodically with management, the internal auditors, and Arthur Andersen LLP, jointly and separately, to assure that appropriate responsibilities are discharged. These meetings include discussion and review of accounting principles and practices, internal accounting controls, audit results, and the presentation of financial information in the annual report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To North Shore Gas Company:

      We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of North Shore Gas Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies as of September 30, 1994 and 1993, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies as of September 30, 1994 and 1993, and the results of their operations and cash flows for each of the three years in the period ended
September 30, 1994, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.








                                                       ARTHUR ANDERSEN LLP






Chicago, Illinois
November 2, 1994

CONSOLIDATED STATEMENTS OF INCOME

                                                            North Shore Gas Company
- ---------------------------------------------------------------------------------------------
For fiscal years ended September 30,                  1994           1993           1992
- ---------------------------------------------------------------------------------------------
                                                                  (Thousands)
Operating Revenues:
Gas sales                                           $158,880       $147,433       $121,713
Transportation of customer-owned gas                  11,185         11,751         10,419
Other                                                  1,060          1,041            708
- ---------------------------------------------------------------------------------------------
Total Operating Revenues                             171,125        160,225        132,840
- ---------------------------------------------------------------------------------------------
Operating Expenses:
Gas costs                                            105,042         93,800         71,418
Operation                                             23,434         24,164         21,790
Maintenance                                            3,064          3,271          3,009
Depreciation                                           6,860          6,192          5,806
Taxes  -  Income                                       4,731          4,788          4,852
       -  State and local revenue                     10,962         10,622          9,212
       -  Other                                        1,952          2,182          2,152
- ---------------------------------------------------------------------------------------------
Total Operating Expenses                             156,045        145,019        118,239
- ---------------------------------------------------------------------------------------------
Operating Income                                      15,080         15,206         14,601
- ---------------------------------------------------------------------------------------------
Other Income:
Interest income                                          397            663            208
Miscellaneous (see Note 4)                             1,570            332          3,902
- ---------------------------------------------------------------------------------------------
Total Other Income                                     1,967            995          4,110
- ---------------------------------------------------------------------------------------------
Gross Income                                          17,047         16,201         18,711
- ---------------------------------------------------------------------------------------------
Income Deductions:
Interest on long-term debt                             6,205          6,606          5,435
Other interest                                           322            480            675
Amortization of debt discount and expense                121            112             65
Miscellaneous                                             21             30              9
- ---------------------------------------------------------------------------------------------
Total Income Deductions                                6,669          7,228          6,184
- ---------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock               $ 10,378       $  8,973       $ 12,527
- ---------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                            North Shore Gas Company
- ---------------------------------------------------------------------------------------------
For fiscal years ended September 30,                  1994           1993           1992
- ---------------------------------------------------------------------------------------------
                                                                  (Thousands)
Balance at Beginning of Year                        $ 55,652       $ 53,351       $ 43,362
  Add  -  Net Income                                  10,378          8,973         12,527
  Deduct  -  Dividends declared on common stock        7,107          6,672          2,538
- ---------------------------------------------------------------------------------------------
Balance at End of Year                              $ 58,923       $ 55,652       $ 53,351
- ---------------------------------------------------------------------------------------------

             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

CONSOLIDATED BALANCE SHEETS

                                                                        North Shore Gas Company
- --------------------------------------------------------------------------------------------------
As of September 30,                                                       1994           1993
- --------------------------------------------------------------------------------------------------
                                                                              (Thousands)
PROPERTIES AND OTHER ASSETS
- --------------------------------------------------------------------------------------------------
Capital Investments:
Property, plant and equipment, at original cost                         $259,375       $248,580
Less  -  Accumulated depreciation                                         80,639         75,110
- --------------------------------------------------------------------------------------------------
Net property, plant and equipment                                        178,736        173,470
Gas supply advances and investments                                          112            117
- --------------------------------------------------------------------------------------------------
Total Capital Investments  -  Net                                        178,848        173,587
- --------------------------------------------------------------------------------------------------
Current Assets:
Cash                                                                         353            472
Cash equivalents                                                           2,150             --
Trust fund, utility construction                                              --          4,243
Receivables  -
     Customers, net of allowance for uncollectible
        accounts of $889 and $855, respectively                            5,173          5,836
     Other                                                                   820          3,835
Accrued unbilled revenues                                                  2,361          3,839
Materials and supplies, at average cost                                    1,953          1,979
Gas in storage, at last-in, first-out cost                                27,421         25,351
Gas costs recoverable through rate adjustments                             2,402          8,479
Prepayments                                                                  377            397
- --------------------------------------------------------------------------------------------------
Total Current Assets                                                      43,010         54,431
- --------------------------------------------------------------------------------------------------
Deferred Charges (see Note 9)                                             12,506          7,413
- --------------------------------------------------------------------------------------------------
Total Properties and Other Assets                                       $234,364       $235,431
- --------------------------------------------------------------------------------------------------


CAPITALIZATION AND LIABILITIES
- --------------------------------------------------------------------------------------------------
Capitalization (see Consolidated Capitalization Statements)             $160,605       $161,334
- --------------------------------------------------------------------------------------------------
Current Liabilities:
Interim Loans                                                                 --          5,400
Accounts payable                                                          13,938         16,296
Dividends payable on common stock                                          1,813          1,559
Customer gas service and credit deposits                                   5,877          4,583
Sinking fund payments and maturities, due within one year -
     Long-term debt                                                        4,000          4,000
Accrued taxes                                                              2,115          3,013
Gas sales revenue refundable                                               9,776            958
Accrued interest                                                           2,738          2,100
- --------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 40,257         37,909
- --------------------------------------------------------------------------------------------------
Reserves and Deferred Credits:
Deferred income taxes - primarily accelerated depreciation                13,894         14,184
Investment tax credits being amortized over
     the average lives of related property                                 4,052          4,197
Other                                                                     15,556         17,807
- --------------------------------------------------------------------------------------------------
Total Reserves and Deferred Credits                                       33,502         36,188
- --------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                    $234,364       $235,431
- --------------------------------------------------------------------------------------------------


             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

CONSOLIDATED CAPITALIZATION STATEMENTS

                                                                        North Shore Gas Company
- --------------------------------------------------------------------------------------------------
As of September 30,                                                       1994           1993
- --------------------------------------------------------------------------------------------------
                                                                         (Thousands Of Dollars)
Common Stockholder's Equity:
Common stock, without par value  -
     Authorized 5,000,000 shares
     Outstanding 3,625,887 shares                                       $ 24,757       $ 24,757
Retained earnings (see Consolidated Statements
     of Retained Earnings)                                                58,923         55,652
- --------------------------------------------------------------------------------------------------
Total Common Stockholder's Equity                                         83,680         80,409
- --------------------------------------------------------------------------------------------------

Long-Term Debt:
Exclusive of sinking fund payments and maturities
     due within one year
First Mortgage Bonds  -
        10.20% Series I, due October 27, 1997                             12,000         16,000
        8% Series J (converted to a fixed rate effective
           November 1, 1993; previous adjustable
           rate was 8.125% through October 31, 1993),
           due November 1, 2020                                           24,925         24,925
        6.3/8% Series K, due October 1, 2022                              25,000         25,000
        6.37% Series L, due May 1, 2003                                   15,000         15,000
- --------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                      76,925         80,925
- --------------------------------------------------------------------------------------------------
Total Capitalization                                                    $160,605       $161,334
- --------------------------------------------------------------------------------------------------


             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 North Shore Gas Company
- --------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                       1994           1993           1992
- --------------------------------------------------------------------------------------------------
                                                                       (Thousands)
OPERATING ACTIVITIES:
Net Income                                               $ 10,378       $  8,973       $ 12,527
Adjustments to reconcile net income to net cash:
   Depreciation                                             6,860          6,192          5,806
   Deferred income taxes and investment tax
      credits - net                                        (2,705)           710          2,802
   Change in other deferred credits and reserves               19          2,944          5,087
   Change in deferred charges                              (5,093)          (395)        (2,563)
   Other                                                        5              8             29
- --------------------------------------------------------------------------------------------------
                                                            9,464         18,432         23,688
   Change in current assets and liabilities:
      Receivables  -  net                                   3,678         (4,573)        (1,284)
      Accrued unbilled revenues                             1,478           (768)          (318)
      Gas in storage                                       (2,070)            20         (3,014)
      Rate adjustments recoverable or refundable           14,895         (3,473)        (7,198)
      Payables                                             (2,358)         4,286          2,037
      Customer gas service and credit deposits              1,294           (324)          (671)
      Accrued taxes                                          (898)         2,215          1,036
      Accrued interest                                        638            215           (107)
      Other                                                    46             70            (39)
- --------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                  26,167         16,100         14,130
- --------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Capital expenditures  -  construction                     (12,595)       (22,824)       (26,061)
Other assets                                                  469            294            597
- --------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                     (12,126)       (22,530)       (25,464)
- --------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Retirement of long-term debt                               (4,000)       (11,566)        (2,547)
Interim loans  -  net                                      (5,400)       (14,600)        17,000
Issuance of long-term debt                                     --         40,000             --
Trust fund, utility construction                            4,243         (4,243)            --
Dividends paid on common stock                             (6,853)        (5,874)        (1,776)
- --------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities       (12,010)         3,717         12,677
- --------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents        2,031         (2,713)         1,343
Cash and Cash Equivalents at Beginning of Year                472          3,185          1,842
- --------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                 $  2,503       $    472       $  3,185
- --------------------------------------------------------------------------------------------------


             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                          NORTH SHORE GAS COMPANY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A  Principles of Consolidation

    All subsidiaries of the Company are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Certain items previously reported for years prior to 1994 have been reclassified to conform with the current-year presentation.


1B  Concentration of Credit Risk

    The Company provides natural gas service to about 129,000 customers within approximately 275 square miles in Northeastern Illinois. Credit risk for the utility is spread over a diversified base of residential, commercial, and industrial retail sales and transportation customers.

    The Company encourages customers to participate in its long-standing budget payment program that allows the cost of higher gas consumption levels, associated with the heating season, to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, where indicated, to minimize uncollectible write-offs.


1C  Revenue Recognition

    Gas sales revenues for retail customers are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.


1D  Property, Plant and Equipment

    Property, plant and equipment is stated at original cost and includes appropriate amounts of payroll taxes, employee benefit costs, administrative costs, and an allowance for funds used during construction.


1E  Maintenance and Depreciation

    The Company charges the cost of maintenance and repairs of property and minor renewals and improvements of property to maintenance expense. When depreciable property is retired, its original cost is charged to the accumulated provision for depreciation.

    The provision for depreciation substantially reflects the systematic amortization of the original cost of depreciable property over estimated useful lives on the straight-line method. Additionally, actual dismantling cost, net of salvage, is included in the provision for depreciation in the month incurred. The amounts provided are designed to cover not only losses due to wear and tear that are not restored by maintenance, but also losses due to obsolescence and inadequacy.

    The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:

         For fiscal years ended September 30,      1994      1993      1992
         ------------------------------------      ----      ----      ----
         Provision for depreciation                3.2%      3.1%      3.2%


1F  Statement of Cash Flows

    For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

    Income taxes and interest paid (excluding capitalized interest) were as follows:

         For fiscal years ended September 30,      1994      1993      1992
         ------------------------------------      ----      ----      ----
                                                          (Thousands)
         Income taxes paid                        $8,085    $3,145    $3,911
         Interest paid                             6,617     6,819     6,020

1G  Income Taxes

    The recording of deferred income taxes results from the use of accelerated depreciation methods and certain other timing differences in recognition of income and expense for tax and financial statement purposes.

    Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

    In March 1993, the Company adopted, effective October 1, 1992, the liability method of accounting for deferred income taxes required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on the Company, certain adjustments made to deferred income taxes to reflect the adoption of SFAS No. 109 are, in turn, debited or credited to regulatory assets or liabilities. Such adjustments had no material impact on financial position or results of operations of the Company. (See Note 6.)

    The preceding deferred-tax and tax-credit accounting conforms with regulations of the Commission.

1H  Recovery of Gas Costs, Including Charges for Transition Costs

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

    The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1991 through 1994 are currently pending before the Commission.

    Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through an existing provision of the Gas Charge. The Commission entered an order on March 9, 1994, providing for the full recovery of all such charges from customers. In September 1994, the Commission entered orders on rehearing that retained the provision for full recovery from customers. (See Notes 2A and 2B.)

1I  Gas in Storage

    Storage injections are priced at the fiscal-year average of costs of natural gas purchased. Withdrawals from storage are priced on the last-in, first-out
(LIFO) cost method. The estimated current replacement cost of gas in inventory, at September 30, 1994 and 1993, exceeded the LIFO cost by approximately $35 million and $41 million, respectively.


2.  RATES AND REGULATION

2A  Utility Rate Proceedings

ENVIRONMENTAL COST RECOVERY. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and Peoples Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In November 1992, several parties, including the Company and Peoples Gas, appealed the Commission's order to the Illinois Appellate Court. On December 29, 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings. On April 6, 1994, the Illinois Supreme Court allowed an appeal of the Appellate Court's decision. Any change made pursuant to the Supreme Court's order on appeal would have a prospective effect only.

FERC ORDER NO. 636 COST RECOVERY. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from the Company's gas service customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. On May 4, 1994, the Commission granted rehearing, limited to the question of the allocation of transition costs. In September 1994, the Commission entered orders on rehearing. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. (See Notes 1H and 2B.)

2B  FERC Orders 636, 636-A, and 636-B

    In 1992, the FERC issued Order Nos. 636, 636-A, and 636-B. There are numerous appeals of the 636 Orders pending before the Federal Circuit Court of Appeal for the D.C. Circuit.

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

    Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural. Charges for transition costs commenced on January 1, 1994. Appropriate accruals for transition costs have been recorded. The Company is currently recovering transition costs through the Gas Charge. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap of approximately $25 million on the amount of GSR costs recoverable by Natural from the Company.

    The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company. (See Notes 1H and 2A.)


3.  ENVIRONMENTAL MATTERS

3A  Former Manufactured Gas Plant Operations

    The Company, its predecessors, and certain former affiliates operated facilities in the past for manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials, if found at the sites. Two sites in Waukegan, Illinois, are the subjects of investigations (discussed below) initiated by the United States Environmental Protection Agency (EPA).

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

    The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of September 30, 1994, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $7.2 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While the Company intends to seek contribution by other entities for the costs incurred at the sites, the extent of such contributions cannot be determined at this time. Finally, the Company is currently researching its insurance coverages and has initiated the claim process with respect to certain carriers. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the foregoing amount has not been reduced to reflect recoveries from insurance carriers.

    Costs incurred by the Company for environmental activities at the sites will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on its financial position or results of operations. The Company is authorized to recover the costs of environmental activities relating to its former manufactured gas operations under a rate mechanism approved by the Commission. As of September 30, 1994, it had recovered $3.6 million of such costs through rates. (See Note 2A for a discussion of proceedings regarding the recovery of such costs through utility rates.)

3B  Former Mineral Processing Site in Denver, Colorado

    In February 1994, the Company received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. The demand alleges that the Company is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The Company is examining this claim. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million.

    No legal proceedings have been commenced against the Company. In the event of litigation, the Company would vigorously defend itself. The Company has strong defenses against any claim that it was responsible for the disposal of hazardous substances at the site or that it had control over, or succeeded to the liability of, any entity that disposed of hazardous substances at the site. Accordingly, the Company does not believe that it has liability for the response costs, but cannot determine the matter with certainty. At this time, the Company cannot reasonably estimate what range of loss, if any, may occur. In the event that the Company incurred liability, it would pursue reimbursement from insurance carriers, other responsible parties, if any, and through its rates for utility service.


4.  OTHER INCOME - MISCELLANEOUS

For fiscal years ended September 30,                         1994      1993      1992
- ---------------------------------------------------------------------------------------
                                                                    (Thousands)
Interest on amounts recoverable from customers             $  412      $272    $   40
Income tax settlement (see Note 6)                          1,454        --        --
Income taxes on income tax settlement (see Note 6)           (356)       --        --
Gain on sale of property                                       --        --     6,207
Income taxes on sale of property                               --        --    (2,404)
Other                                                          60        60        59
- ---------------------------------------------------------------------------------------
Total Other Income  -  Miscellaneous                       $1,570      $332    $3,902
- ---------------------------------------------------------------------------------------


5.  EMPLOYEE BENEFITS

5A  Pensions

    The Company participates in two defined benefit pension plans covering substantially all employees. These plans provide pension benefits that generally are based on an employee's length of service, compensation during the five years preceding retirement, and social security benefits. Annual contributions are made to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law.

    The Company also has a non-qualified pension plan that provides certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law.

    Net pension cost for all plans for fiscal 1994, 1993, and 1992 included the following components:

                                                             1994      1993      1992
- ---------------------------------------------------------------------------------------
                                                                    (Millions)
Service cost--benefits earned during year                    $1.1      $1.2      $1.0
Interest cost on projected benefit obligations                2.0       2.2       2.1
Actual return on plan assets (gain) loss                     (0.4)     (3.2)     (3.2)
Net amortization and deferral                                (1.8)      0.8       0.8
- ---------------------------------------------------------------------------------------
Net pension cost                                             $0.9      $1.0      $0.7
- ---------------------------------------------------------------------------------------

    The calculation of pension cost assumed a long-term rate of return on assets of 7.5 percent for 1992 through 1994.

    The following table shows the estimated funded status of the Company's pension plans at September 30, 1994 and 1993.

                                                                            1994         1993
- -------------------------------------------------------------------------------------------------
                                                                               (Millions)
Plan Assets at Market Value                                                $30.8        $33.4
- -------------------------------------------------------------------------------------------------
Actuarial present value of plan benefits:
   Vested                                                                   23.0         23.9
   Non-vested                                                                3.2          3.2
- -------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                              26.2         27.1
Effect of projected future compensation increases                            6.8          8.5
- -------------------------------------------------------------------------------------------------
Projected Benefit Obligation                                                33.0         35.6
- -------------------------------------------------------------------------------------------------
Excess (deficiency) of plan assets over projected benefit obligation        (2.2)        (2.2)
Less:
   Unrecognized transition asset                                             0.3          0.4
   Unrecognized prior service cost                                          (0.2)        (0.2)
   Unrecognized net gain (loss)                                             (1.0)        (0.4)
- -------------------------------------------------------------------------------------------------
Accrued Pension (Liability) Asset                                         $ (1.3)      $ (2.0)
- -------------------------------------------------------------------------------------------------

    The projected benefit obligation was determined using a discount rate of 6.5 percent for 1994 and 5.75 percent for 1993, and assumed future compensation increases of 5.0 percent for each year. Plan assets consist primarily of marketable equity and fixed-income securities.

5B  Postretirement Benefits Other Than Pensions

    The Company also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. The plans are funded based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law.

    The Company adopted SFAS No. 106 effective October 1, 1993. SFAS No. 106 requires the accrual of the expected costs of such benefits during the employees' years of service.

    Net postretirement benefit cost for all plans for fiscal 1994 included the following components:

- --------------------------------------------------------------------------------
                                                                1994
- --------------------------------------------------------------------------------
                                                             (Millions)
Service cost--benefits earned during year                      $ 0.3
Interest cost on projected benefit obligations                   0.6
Actual return on plan assets (gain) loss                          --
Amortization of transition obligation                            0.4
Net amortization and deferral                                     --
- --------------------------------------------------------------------------------
Net postretirement benefit cost                                $ 1.3
- --------------------------------------------------------------------------------


    The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 7.5 percent.

    The Company recognized total postretirement costs of $1.3 million during fiscal 1994. Of this amount, $777,000 was funded through trust funds for future benefit payments. Such costs during fiscal year 1993 were approximately $400,000; no funding was made.

    Due to expected regulatory treatment, the adoption of SFAS No. 106 will not have a material effect on financial position or results of operations.

    The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1994:

- --------------------------------------------------------------------------------
                                                                1994
- --------------------------------------------------------------------------------
                                                             (Millions)
Plan Assets at Market Value                                    $ 0.6
- --------------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
   Retirees                                                      4.7
   Fully Eligible Active Plan Participants                       1.6
   Other Active Plan Participants                                2.2
- --------------------------------------------------------------------------------
Total APBO                                                       8.5
- --------------------------------------------------------------------------------
APBO in excess of plan assets                                   (7.9)
   Less:
       Unrecognized transition obligation                       (8.1)
       Unrecognized net gain                                     0.2
- --------------------------------------------------------------------------------
Accrued Postretirement Benefit (Liability) Asset               $  --
- --------------------------------------------------------------------------------

    The total APBO was determined using a discount rate of 7.75 percent and assumed future compensation increases of 5.0 percent. The unfunded obligation will be amortized over 20 years. Plan assets consist primarily of marketable equity and fixed-income securities.

    For measurement purposes, a health care cost trend rate of 10.25 percent was assumed for fiscal 1995, and that rate thereafter will decline to 5.0 percent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1994, by $633,000 and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $94,000 annually.

5C  Postemployment Benefits

    In November 1992, the FASB issued SFAS No. 112. This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. The Company adopted SFAS No. 112 effective October 1, 1994. Implementation of this statement will not have a material effect on financial position or results of operations.


6.  TAX MATTERS


Provision for Income Taxes
- -------------------------------------------------------------------------------------------
For fiscal years ended September 30,                         1994       1993       1992
- -------------------------------------------------------------------------------------------
                                                                    (Thousands)
Current:
   Federal                                                  $6,152     $3,464     $3,747
   State                                                     1,290        623        707
- -------------------------------------------------------------------------------------------
   Total current income taxes                                7,442      4,087      4,454
- -------------------------------------------------------------------------------------------
Deferred:
   Federal                                                  (1,863)       577      2,308
   State                                                      (333)       197        588
- -------------------------------------------------------------------------------------------
   Total deferred income taxes                              (2,196)       774      2,896
- -------------------------------------------------------------------------------------------
Investment tax credits  -  net:
   Federal                                                    (195)      (196)      (206)
   State                                                        36        123        112
- -------------------------------------------------------------------------------------------
   Total investment tax credits  -  net                       (159)       (73)       (94)
- -------------------------------------------------------------------------------------------
Total provision included in income taxes                     5,087      4,788      7,256
Less  -  Included in other income or operation expense         356         --      2,404
- -------------------------------------------------------------------------------------------
Total provision for income taxes                            $4,731     $4,788     $4,852
- -------------------------------------------------------------------------------------------

    See Note 1G for discussion of the adoption of SFAS No. 109 effective October 1, 1992. Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities:

- --------------------------------------------------------------------------------
                   As of                 September 30, 1994    October 1, 1993
- --------------------------------------------------------------------------------
                                                        (Thousands)
Deferred tax liabilities:
   Property--accelerated depreciation
      and other property related items         $19,316              $17,284
   Gas costs reconciliation                        551                2,951
   Other                                            98                  323
- --------------------------------------------------------------------------------
   Total deferred income tax liabilities        19,965               20,558
- --------------------------------------------------------------------------------
Deferred tax assets:
   Net regulatory liabilities--income
      tax amounts                               (2,460)              (3,102)
   Unamortized investment credits               (1,607)              (1,665)
   Tax settlement                                 (356)                (648)
   Other                                        (1,648)                (959)
- --------------------------------------------------------------------------------
   Total deferred income tax assets             (6,071)              (6,374)
- --------------------------------------------------------------------------------
Net deferred income tax liabilities            $13,894              $14,184
- --------------------------------------------------------------------------------


    The sources of significant timing differences which gave rise to federal deferred income taxes for the year prior to adoption of SFAS No. 109 were as follows:

- --------------------------------------------------------------------------------
For fiscal year ended September 30,                          1992
- --------------------------------------------------------------------------------
                                                          (Thousands)
Accelerated depreciation                                     $  852
Gas costs reconciliation                                      1,583
Other                                                          (127)
- --------------------------------------------------------------------------------
    Total federal deferred income tax expense                $2,308
- --------------------------------------------------------------------------------

    The following is a reconciliation between the computed federal income tax expense (tax rate of 35 percent for 1994, 34.75 percent for 1993, and 34 percent for 1992, times pre-tax book income) and the total provision for federal income tax expenses:

- --------------------------------------------------------------------------------------------------
For fiscal years ended September 30,             1994               1993              1992
- --------------------------------------------------------------------------------------------------
                                                     Percent            Percent            Percent
                                                       of                 of                 of
                                            Amount   Pre-tax   Amount   Pre-tax   Amount   Pre-tax
                                           (000's)   Income   (000's)   Income   (000's)   Income
- --------------------------------------------------------------------------------------------------
Computed federal income
   tax expense                             $5,065     35.00   $4,454     34.75   $6,248     34.0
Amortization of investment
   tax credits                               (195)    (1.34)    (196)    (1.53)    (206)    (1.1)
Amortization of deferred taxes               (594)    (4.10)    (201)    (1.57)    (211)    (1.1)
Other, net                                   (182)    (1.27)    (212)    (1.66)      18       --
- --------------------------------------------------------------------------------------------------
Total provision for federal
   income taxes                            $4,094     28.29   $3,845     29.99   $5,849     31.8
- --------------------------------------------------------------------------------------------------


    On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in 1994 payments of principal and interest to the Company in total amount of approximately $3 million, or $2.2 million after income taxes. The Company has received regulatory authorization to defer the recording of the settlement amount in income for fiscal year 1993, and to record its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company has represented to the Commission that, having received this accounting authorization, it will not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $1.4 million, or $1.1 million after income taxes, in income in 1994. The amount after income taxes is included in Other Income - Miscellaneous. At September 30, 1994, approximately $1.4 million is included in Reserves and Deferred Credits - Other. The Company will amortize its remaining portion of the settlement amount in income in fiscal year 1995, the effect of which will be to offset increases in costs that the utility will incur during that year.


7.  LONG-TERM DEBT

7A  Issuance of Bonds

    On March 30, 1993, the Company filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, the Company issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 percent due May 1, 2003. Proceeds of the offering were used to refund approximately $11 million aggregate principal amount of the Company's previously issued first mortgage bonds and for general corporate purposes. The Company may issue all or a portion of the remaining bonds during fiscal 1995 and/or fiscal 1996. Proceeds of the future offering will be used for general corporate purposes.

    In accordance with provisions of the Internal Revenue Code and regulations thereunder, any arbitrage income must be paid to the federal government. Additionally, all assets financed through this arrangement must be depreciated on a straight-line basis for tax purposes.

7B  Interest-Rate Adjustments

    Effective November 1, 1993, the rate of interest on the Company's Adjustable-Rate Bonds, Series J, was fixed at 8 percent until maturity, November 1, 2020.

7C  Sinking Fund Requirements of Subsidiaries

    As of September 30, 1994, long-term debt sinking fund requirements of the Company for fiscal years 1995 through 1998 equal $4 million each year.

7D  Fair Value of Financial Instruments

    The estimated fair value of the Company's $76.9 million carrying amount of long-term debt approximated $77.0 million as of September 30, 1994. As of September 30, 1993, the estimated fair value of the Company's $80.9 million carrying amount of long-term debt approximated $81.7 million. The estimated fair value of the Company's long-term debt is based on quoted market prices or yields for issues with similar terms and remaining maturities. The carrying amount of all other financial instruments approximates fair value.


8.  SHORT-TERM BORROWINGS AND CREDIT LINES

As of September 30,                                        1994         1993
- --------------------------------------------------------------------------------
                                                              (Thousands)
Bank Loans
Peoples Gas
   7.75% due December 22, 1994                         $    900      $    --
- --------------------------------------------------------------------------------
Commercial Paper
   Peoples Gas
      due October 1, 1993,
         through October 21, 1993                            --       63,200
   North Shore Gas
      due October 1, 1993,
         through October 21, 1993                            --        5,400
- --------------------------------------------------------------------------------
Available Lines of Credit at End of Year
   Unused bank lines                                   $130,150      $46,400
- --------------------------------------------------------------------------------


    Short-term cash needs of the Company and Peoples Gas are met through intercompany loans from Peoples Energy, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans and commercial paper issuances cannot at any time exceed total bank credit then in effect.

    On February 1, 1994, Peoples Gas reduced its lines of credit to approximately $154 million from $184 million in effect since November 1, 1993. The Company was authorized to borrow up to $20 million of the aggregate $154 million. On July 1, 1994, Peoples Gas reduced its lines of credit to approximately $131 million of which the Company may borrow up to $30 million. Agreements covering $93.7 million of the total will expire on June 29, 1995. The agreement covering the remaining $37.4 million will expire on January 31, 1997. Such lines of credit cover projected short-term credit needs of Peoples Gas and the Company and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. Payment for the lines of credit is by fee.


9.  DEFERRED CHARGES

As of September 30,                                                         1994         1993
- -------------------------------------------------------------------------------------------------
                                                                               (Thousands)

Debt expense being amortized over the lives of outstanding issues          $2,827       $2,962
Environmental costs, net of recoveries                                      7,211        4,107
Transition gas costs from pipeline supplier                                 2,200           --
Other                                                                         268          344
- -------------------------------------------------------------------------------------------------
   Total Deferred Charges                                                 $12,506       $7,413
- -------------------------------------------------------------------------------------------------


10. CAPITAL COMMITMENTS

    Total contract and purchase order commitments of the Company at September 30, 1994, amounted to approximately $995,000.


11. ASSETS SUBJECT TO LIEN

    The Indenture of Mortgage, dated April 1, 1955, as supplemented, securing the first mortgage bonds issued by the Company, constitutes a direct, first-mortgage lien on substantially all property owned by the Company.


12. COVENANTS REGARDING RETAINED EARNINGS

    The Company's indenture relating to the first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1994, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $58.9 million.

13. QUARTERLY FINANCIAL DATA (Unaudited)

    The fluctuation in quarterly results is primarily due to the seasonal nature of the gas distribution business. Results for the first quarter of fiscal 1994 include the recording of one-half of an IRS settlement, in income, increasing net income by $1.1 million.

                                                               Net Income
                       Operating            Operating         Applicable to
Fiscal Quarters         Revenues              Income           Common Stock
- --------------------------------------------------------------------------------
                                           (Thousands)
 1994
   Fourth               $14,920             $  (145)            $(1,488)
   Third                 26,379               1,801                 508
   Second                80,033               7,882               6,375
   First                 49,793               5,542               4,983
- --------------------------------------------------------------------------------
 1993
   Fourth               $16,780             $   105             $(1,456)
   Third                 28,086               2,007                 517
   Second                67,489               7,805               6,261
   First                 47,870               5,289               3,651
- --------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS


                                                                      Company
          Name, Principal Occupation,                   Age at      Directorship
            and Other Directorships                    11-30-94         Since
- --------------------------------------------------     --------     ------------

Kenneth S. Balaskovits                                    52             1993
     Vice President and Controller
     of the Company, Peoples Energy,
     and Peoples Gas; Director of Peoples Gas.

J. Bruce Hasch                                            56             1986
     President and Chief Operating Officer of the Company, Peoples Energy, and Peoples Gas;
     Director of Peoples Energy and Peoples Gas.

James Hinchliff                                           54             1985
     Senior Vice President and General Counsel of the Company, Peoples Energy, and Peoples Gas; Director of Peoples Gas.

Michael S. Reeves                                         59             1988
     Executive Vice President of the Company,
     Peoples Energy, and Peoples Gas;
     Director of Peoples Energy and Peoples Gas.

Richard E. Terry                                          57             1982
     Chairman of the Board and Chief Executive
     Officer of the Company, Peoples Energy, and
     Peoples Gas; Director of Peoples Energy
     and Peoples Gas.  Mr. Terry is also a
     director of Harris Bankcorp, Inc., Harris Trust and Savings Bank, and Amsted Industries.

IDENTIFICATION OF EXECUTIVE OFFICERS

                                   Position at              Age at    Position
       Name                     November 30, 1994          11-30-94  Held Since
- ----------------------     -----------------------------   --------  ----------

Kenneth S. Balaskovits     Vice President and Controller      52        1993

Frank H. Blackmore         Vice President                     59        1989

Emmet P. Cassidy           Secretary and Treasurer            61        1989

Patrick J. Doyle           Vice President                     57        1985

Joan T. Gagen              Vice President                     43        1994

J. Bruce Hasch             President and Chief Operating      56        1990
                             Officer

James Hinchliff            Senior Vice President and          54        1989
                             General Counsel

John C. Ibach              Vice President                     47        1992

Donald H. Keller           Vice President                     61        1986

Thomas J. O'Sullivan       Division Vice President            52        1992

Thomas M. Patrick          Vice President                     48        1989

James D. Pitts, Jr.        Vice President                     56        1989

Michael S. Reeves          Executive Vice President           59        1987

Richard E. Terry           Chairman of the Board and          57        1990
                             Chief Executive Officer


     Directors and executive officers of the Company were elected to serve for a term of one year or until their successors are duly elected and qualified, except for Messrs. Keller and O'Sullivan, who were appointed.

     There are no family relationships among directors and executive officers of the Company.

     All of the directors and executive officers of the Company have been continuously employed by the Company and/or its affiliates in various capacities for at least 10 years.

ITEM 11.  EXECUTIVE COMPENSATION

     The following tables set forth information concerning annual and long-term compensation and grants of stock options, stock appreciation rights and restricted stock awards under Peoples Energy's Long-Term Incentive Compensation Plan. Cash compensation for executive officers, except for Mr. Keller, is paid by Peoples Gas with appropriate amounts billed to the Company for the time such officers serve the Company. All compensation was paid by the Company and its affiliates (Peoples Energy and Peoples Gas) for services in all capacities during the three fiscal years set forth below, to (1) the Chief Executive Officer and (2) the most highly compensated executive officer of the Company other than the Chief Executive Officer. No executive officer's cash compensation paid by the Company for service to the Company exceeded $100,000, except for Mr. Keller's.

                           SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                                    Annual Compensation             Awards
                                    -------------------     ----------------------
                                                             Restricted              All Other
                                                               Stock      Options/    Compen-
       Name and                                             Awards(1)(2)    SARs     sation(3)
  Principal Position        Year    Salary($)    Bonus($)       ($)         (#)         ($)
- -------------------------   ----    ---------    --------   ------------  --------   ---------
Richard E. Terry            1994    $421,250     $117,100     $113,281     14,400     $12,638
Chairman and                1993     415,000       30,400      110,413     14,600      12,277
Chief Executive Officer     1992     375,000            0      113,944     17,800      11,272

Donald H. Keller            1994     137,250       23,200            0      4,800       4,118
Vice President              1993     135,200        4,700            0      4,800       3,978
                            1992     129,500            0            0      5,800       3,885

(1) The total number of restricted shares held by Mr. Terry and the aggregate market value of such shares at September 30, 1994, was 11,080 shares valued at $290,850. Dividends are paid on the restricted shares at the same time and at the same rate as dividends paid to all shareholders of common stock. Aggregate market value is based on a per share price of $26.25, the closing price of Peoples Energy's stock on the New York Stock Exchange on September 30, 1994.

(2) Restricted stock awards granted to date vest in equal annual increments over a five year period. If a recipient's employment with the Company terminates, other than by reason of death, disability or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. In addition, the Compensation-Nominating Committee (and with respect to the CEO, the Outside Directors Committee) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the Long-Term Incentive Compensation Plan. Total restricted stock awarded to Mr. Terry for 1992 constitutes 4,425 shares of which 885 shares vested in 1993, 885 shares vested in 1994, 885 shares will vest in 1995, 885 shares will vest in 1996, and the remaining 885 shares will vest in 1997. Total restricted stock awarded to Mr. Terry for 1993 constitutes 3,650 shares of which 730 shares vested in 1994, 730 shares will vest in 1995, 730 shares will vest in 1996, 730 shares will vest in 1997, and the remaining 730 shares will vest in 1998. Total restricted stock awarded to Mr. Terry for 1994 constitutes 3,625 shares of which 725 shares will vest in 1995, 725 shares will vest in 1996, 725 shares will vest in 1997, 725 shares will vest in 1998, and the remaining 725 shares will vest in 1999.




ITEM 11.  EXECUTIVE COMPENSATION (Continued)

(3) Company contributions to the Capital Accumulation Plan accounts of the named executive officers during the above fiscal years. Employee contributions under the plan are subject to a maximum limitation under the Internal Revenue Code of 1986. The Company pays an employee who is subject to this limitation an additional 50 cents for each dollar that the employee is prevented from contributing solely by reason of such limitation. The amounts shown in the table above reflect, if applicable, this additional Company payment.


                        OPTIONS/SAR GRANTS IN FISCAL 1994

                                          Individual Grants
                         ---------------------------------------------------
                                      % of Total
                                     Options/SARs
                         Options/     Granted to     Exercise                     Grant
                           SARs       Employees       or Base                      Date
                         Granted      in Fiscal        Price      Expiration      Present
     Name                (#)(1)        Year (2)      ($/Share)       Date       Value($)(3)
- -----------------        --------    ------------    ---------    ----------    -----------
Richard E. Terry         14,400          14%           $30.88      06-Oct-03      $57,168
Chairman and
Chief Executive
Officer

Donald H. Keller          4,800           5             30.88      06-Oct-03       19,056
Vice President

(1) The grant of an Option enables the recipient to purchase Peoples Energy common stock at a purchase price equal to the fair market value of the shares on the date the Option is granted. The grant of an SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Peoples Energy common stock on the date the SAR is exercised over the fair market value of such common stock on the date the SAR was granted. Options or SARs that expire unexercised become available for future grants. Before an Option or SAR may be exercised, the recipient must complete 12 months of continuous employment subsequent to the grant of the Option or SAR. Options and SARs may be exercised within 10 years from the date of grant, subject to earlier termination in case of death, retirement, or termination of employment.

(2) Based on 52,700 Options and 52,700 SARs granted to all employees during fiscal 1994.

(3) Present value is determined using a variation of the Black-Scholes Model. The model assumes: a) that Options and SARs are exercised two years after the date of grant -- the average time Options and SARs were held by recipients under Peoples Energy's Long-Term Incentive Compensation Plan over the past ten years; b) use of an interest rate equal to the interest rate on a U.S. Treasury security with a maturity date corresponding to the assumed exercise date; c) a level of volatility calculated using weekly stock prices for the two years prior to the date of grant; d) that no adjustments were made for an expected dividend yield; and e) that no adjustments were made for non-transferability or risk of forfeiture. This is a theoretical value for the Options and SARs. The amount realized from an Option or an SAR ultimately depends on the market value of Peoples Energy's stock at a future date.

                 AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1994
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                          Number of              Value of Unexercised In-
                                                   Unexercised Options/SARs      the-Money Options/SARs at
                       Shares                        at Fiscal Year-End(#)        Fiscal Year-End ($)(1)
                     Acquired On      Value       ---------------------------   ---------------------------
     Name            Exercise(#)   Realized ($)   Exercisable   Unexercisable   Exercisable   Unexercisable
- -----------------    -----------   ------------   -----------   -------------   -----------   -------------
Richard E. Terry          0           $0.00         14,600         14,400          $0.00          $0.00
Chairman and
Chief Executive
Officer


Donald H. Keller          0            0.00          4,800          4,800           0.00           0.00
Vice President

     (1) At the close of the fiscal year, none of the Options and SARs reported above were in-the-money.

                               PENSION PLAN TABLE

                                      Years of Service
 Average Annual    -------------------------------------------------------
  Compensation       20          25          30          35          40
 --------------    -------     -------     -------     -------    --------
    $150,000       $55,351     $69,189     $83,027     $92,402    $101,777
     200,000        75,351      94,189     113,027     125,527     138,027
     250,000        95,351     119,189     143,027     158,652     174,277
     300,000       115,351     144,189     173,027     191,777     210,527
     350,000       135,351     169,189     203,027     224,902     246,777
     400,000       155,351     194,189     233,027     258,027     283,027
     450,000       175,351     219,189     263,027     291,152     319,277
     500,000       195,351     244,189     293,027     324,277     355,527
     550,000       215,351     269,189     323,027     357,402     391,777
     600,000       235,351     294,189     353,027     390,527     428,027
     650,000       255,351     319,189     383,027     423,652     464,277

    The above table illustrates various annual straight-life benefits at normal retirement (age 65) for the indicated levels of average annual compensation and various periods of service, assuming no future changes in Peoples Energy's pension benefits. The compensation used in the computation of annual retirement benefits is substantially equivalent to the salary and bonus reported in the Summary Compensation Table. The benefit amounts shown reflect reduction for applicable Social Security benefits.

    Average annual compensation is the average 12-month compensation for the highest 60 consecutive months of the last 120 months of service prior to retirement. Compensation is total salary paid to an employee by the Company and/or its affiliates, including bonuses under Peoples Energy's Short-Term Incentive Compensation Plan, pre-tax contributions under Peoples Energy's Capital Accumulation Plan, pre-tax contributions under Peoples Energy's Health and Dependent Care Spending Accounts Plan, and pre-tax contributions for life and health care insurance, but excluding moving allowances, exercise of stock options and SARs, and other compensation that has been deferred.

    As of September 30, 1994, the credited years of retirement benefit service for the individuals listed in the Summary Compensation Table were as follows:
Mr. Terry, 30 years; and Mr. Keller, 39 years. The benefits shown in the foregoing table are subject to maximum limitations under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Should these benefits at the time of retirement exceed the then-permissible limits of the applicable Act, the excess would be paid by the Company as supplemental unfunded pensions. The benefits shown give effect to these supplemental pension benefits.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    As of November 30, 1994, voting securities of the Company were beneficially owned as follows:


  Title of                                           Number of     Percent of
   Class               Name and Address            Shares Owned       Class
- ------------      --------------------------       ------------    ----------
Common Stock      Peoples Energy Corporation
  without         122 South Michigan Avenue
 par value        Chicago, Illinois  60603          3,625,887          100
                                                    ---------          ---
                                                    ---------          ---


SECURITY OWNERSHIP OF MANAGEMENT

    No equity securities of the Company are beneficially owned directly or indirectly by any director or officer of the Company.

    Shares of common stock, without par value, of Peoples Energy beneficially owned directly or indirectly by all directors and certain executive officers of the Company and all directors and executive officers of the Company as a group at November 30, 1994, are as follows:

                                                   Shares of Peoples Energy
                                                   Common Stock Beneficially
           Name                                Owned as of November 30, 1994 (1)
    -----------------------                    ---------------------------------
    Kenneth S. Balaskovits*                               7,893 (2)(3)
    J. Bruce Hasch*                                      39,353 (2)(3)
    James Hinchliff*                                     26,826 (2)(3)
    Donald H. Keller                                      8,266 (2)(3)
    Michael S. Reeves*                                   31,195 (2)(3)
    Richard E. Terry*                                    55,298 (2)(3)

    All directors and officers of the Company
      as a group, including those named above
      (14 in number)                                    262,776 (1)(2)(3)

                       * Director of the Company.




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

(1) The total of 262,776 shares held by all directors and executive officers as a group is less than one percent of Peoples Energy's outstanding common stock. Unless otherwise indicated, each individual has sole voting and investment power with respect to the shares of common stock attributed to him in the table.


(2) Includes shares that the following have a right to acquire within 60 days following November 30, 1994, through the exercise of stock options granted under the Long-Term Incentive Compensation Plan of Peoples Energy: Messrs. Balaskovits, 3,100; Hasch, 9,500; Hinchliff, 6,200; Keller, 4,800; Reeves, 6,200; Terry, 14,500; and all executive officers of the Company, as a group, 85,700.

(3) Includes shares of restricted stock awarded under the Long-Term Incentive Compensation Plan of Peoples Energy, the restrictions on which had not lapsed as of November 30, 1994, as follows: Messrs. Balaskovits, 2,320; Hasch, 8,230; Hinchliff, 5,575; Reeves, 5,575; Terry, 13,425; and all executive officers as a group, 43,170. Owners of shares of restricted stock have the right to vote such shares and to receive dividends thereon but have no investment power with respect to such shares until the restrictions thereon lapse.


CHANGES IN CONTROL

    None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                               PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          Page
(a)  1.   Financial Statements:                                           ----

          See Part II, Item 8.                                             15

     2.   Financial Statement Schedules:

          Schedule
           Number
          --------

           V        Property, Plant and Equipment, at Original Cost        45
           VI       Accumulated Provision for Depreciation of Property,
                       Plant and Equipment                                 46
           VIII     Valuation and Qualifying Accounts                      47
           IX       Short-Term Borrowings                                  48
           X        Supplementary Income Statement Information             49

     3.   Exhibits:

          See Exhibit Index on page 51.

(b)  Reports on Form 8-K filed during the final quarter of fiscal year 1993:

          None.

          NORTH SHORE GAS COMPANY AND SUBSIDIARY COMPANIES           Schedule V
           PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
                              (Thousands)


                 Column A                                    Column B       Column C     Column D          Column E        Column F
- -----------------------------------------------------      ------------     ---------   -----------        ---------       ---------
                                                              Balance                                      Transfers        Balance
                                                           at beginning     Additions                       between        at end of
               Classification                                of period       at cost    Retirements         accounts        period
- -----------------------------------------------------      ------------     ---------   -----------        ---------       ---------
                                                                              Fiscal Year Ended September 30, 1994
                                                                              ------------------------------------
Public utility facilities:
  Gas plant in service -
    Production plant                                          $  4,305      $    252      $    --          $      --      $  4,557
    Storage plant                                                8,486           257           --                 --         8,743
    Transmission plant                                          25,676           868           --                 --        26,544
    Distribution plant                                         197,128         9,851        1,269                (27)      205,683
    General plant                                               11,325           763          531                 27        11,584
  Construction work in progress                                    824           575           --                 --         1,399
  Gas stored underground - non-current                             836            29           --                 --           865
                                                              --------      --------      -------          ---------      --------
Total property, plant and equipment, at original cost         $248,580      $ 12,595      $ 1,800 (a)      $       0      $259,375
                                                              --------      --------      -------          ---------      --------
                                                              --------      --------      -------          ---------      --------
                                                                              Fiscal Year Ended September 30, 1993
                                                                              ------------------------------------
Public utility facilities:
  Gas plant in service -
    Production plant                                          $  4,305      $     --      $    --          $      --      $  4,305
    Storage plant                                                8,205           281           --                 --         8,486
    Transmission plant                                           9,479        16,197           --                 --        25,676
    Distribution plant                                         185,350        12,721        1,106                163       197,128
    General plant                                               10,613         1,570          860                  2        11,325
  Construction work in progress                                  8,801        (7,977)          --                 --           824
  Gas stored underground - non-current                             804            32           --                 --           836
                                                              --------      --------      -------          ---------      --------
Total property, plant and equipment, at original cost         $227,557      $ 22,824      $ 1,966 (a)      $     165 (b)  $248,580
                                                              --------      --------      -------          ---------      --------
                                                              --------      --------      -------          ---------      --------

                                                                              Fiscal Year Ended September 30, 1992
                                                                              ------------------------------------
Public utility facilities:
  Gas plant in service -
    Production plant                                          $  4,274      $     31      $    --          $      --      $  4,305
    Storage plant                                                8,205            --           --                 --         8,205
    Transmission plant                                              --         7,679           --              1,800         9,479
    Distribution plant                                         169,299        18,698          847             (1,800)      185,350
    General plant                                               10,020         1,187          594                 --        10,613
  Construction work in progress                                 10,335        (1,534)          --                 --         8,801
  Gas stored underground - non-current                             804            --           --                 --           804
                                                              --------      --------      -------          ---------      --------

    Total public utility facilities                            202,937        26,061        1,441                 --       227,557
Non-utility property                                               475            --          475                 --            --
                                                              --------      --------      -------          ---------      --------

Total property, plant and equipment, at original cost         $203,412      $ 26,061      $ 1,916 (a)      $      --      $227,557
                                                              --------      --------      -------          ---------      --------
                                                              --------      --------      -------          ---------      --------

                                                         ( ) Denotes  red  figure.

Notes:   (a)  Represents:
                                                                                                 1994      1993      1992
                                                                                               -------   -------   -------
              Retirements charged to accumulated provision for depreciation (Schedule VI)      $ 1,800   $ 1,966   $ 1,898
              Cost of land retired at Deerfield                                                     --        --        18
                                                                                               $ 1,800   $ 1,966   $ 1,916
                                                                                               -------   -------   -------
                                                                                               --------  -------   -------

         (b)  Represents the following:
                                                                                                           1993
                                                                                                         -------
             Implementation of Statement of Financial Accounting Standards Number 109                    $   165
                                                                                                         -------
                                                                                                         -------

        NORTH SHORE GAS COMPANY AND SUBSIDIARY COMPANIES           Schedule VI
ACCUMULATED PROVISION FOR DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                  (Thousands)

       Column A                     Column B          Column C                     Column D                    Column E  Column F
- -------------------------------   ------------ ---------------------- --------------------------------------   --------  ---------
                                                Additions charged to
                                               costs and expenses (a)         Deduct Retirements
                                               ---------------------- --------------------------------------

                                    Balance       Depre-              Retirement    Cost of     Stores and                Balance
                                  at beginning   ciation   Clearing   of property   dismant-   miscellaneous   Other     at end of
     Description                    of period    expense   accounts     at cost       ling       (salvage)     Charges     period
- -------------------------------   ------------   -------   --------   -----------   --------   -------------   -------   ---------

                                                              Fiscal Year Ended September 30, 1994
                                                              ------------------------------------
Public utility facilities:
  Gas plant in service -
    Production plant                $ 2,875      $  124      $ --       $   --        $ --        $  --       $ --         $ 2,999
    Storage plant                     3,513         248        --           --          --           --         --           3,761
    Transmission plant                  305         534        --           --          --           --         --             839
    Distribution plant               64,699       5,535        --        1,269         295           (2)        33          68,705
    General plant                     3,718         419       728          531          --           (1)        --           4,335
                                    -------      ------      ----       ------        ----        -----       ----         -------
 Total accumulated provision
  for depreciation                  $75,110      $6,860      $728       $1,800        $295        $  (3)      $ 33 (b)     $80,639
                                    -------      ------      ----       ------        ----        -----       ----         -------
                                    -------      ------      ----       ------        ----        -----       ----         -------
                                                              Fiscal Year Ended September 30, 1993
                                                              ------------------------------------
Public utility facilities:
  Gas plant in service -
    Production plant                $ 2,748      $  127      $ --       $   --        $ --        $  --       $ --         $ 2,875
    Storage plant                     3,268         245        --           --          --           --         --           3,513
    Transmission plant                  124         181        --           --          --           --         --             305
    Distribution plant               60,804       5,228        --        1,106         298           (1)        70          64,699
    General plant                     3,481         411       511          860          29         (199)         5           3,718
                                    -------      ------      ----       ------        ----        -----       ----         -------

Total accumulated provision
  for depreciation                  $70,425      $6,192      $511       $1,966        $327        $(200)      $ 75 (b)     $75,110
                                    -------      ------      ----       ------        ----        -----       ----         -------
                                    -------      ------      ----       ------        ----        -----       ----         -------
                                                              Fiscal Year Ended September 30, 1992
                                                              ------------------------------------
Public utility facilities:
  Gas plant in service -
  Production plant                  $ 2,618      $  130      $ --       $   --        $ --        $  --       $ --         $ 2,748
  Storage plant                       3,029         239        --           --          --           --         --           3,268
  Transmission plant                     --          39        --           --          --           --         85             124
  Distribution plant                 56,887       5,059        --          847         260           (2)       (37)         60,804
  General plant                       3,116         339       552          594          --         (104)       (36)          3,481
                                    -------      ------      ----       ------        ----        -----       ----         -------
Total public utility facilities      65,650       5,806       552        1,441         260         (106)        12          70,425
Non-utility property                    287          --        --          457          --           --        170              --
                                    -------      ------      ----       ------        ----        -----       ----         -------

Total accumulated provision
  for depreciation                  $65,937      $5,806      $552       $1,898        $260        $(106)      $182 (b)     $70,425
                                    -------      ------      ----       ------        ----        -----       ----         -------
                                    -------      ------      ----       ------        ----        -----       ----         -------

                                                            ( ) Denotes red figure.

Notes:  (a)  See Note 1E of the Notes to Consolidated Financial Statements  with respect to the basis for the provision for depreciation.
        (b)  Represents the following:                                                              1994         1993         1992
                                                                                                   -----        -----        -----
                 Accumulated provision for depreciation applicable to property acquired            $  --        $  11        $  13
                 Proceeds from sale of property                                                       --            2            3
                 Capitalized depreciation transferred                                                 32           30           32
                 Adjustment for sale of non-utility property                                          --           --          134
                 Implementation of Statement of Financial Accounting Standards Number 109             --           36           --
                 Sundry Items - Net                                                                    1           (4)          --
                                                                                                   -----        -----        -----
                                                                                                   $  33        $  75        $ 182
                                                                                                   -----        -----        -----
                                                                                                   -----        -----        -----

                                                                  SCHEDULE VIII

                NORTH SHORE GAS COMPANY AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                  (Thousands)


               Column A                                      Column B            Column C             Column D            Column E
- -----------------------------------------                  ------------          ---------       ---------------------    ---------
                                                                                 Additions            Deductions
                                                                                 ---------       ---------------------
                                                                                  Charged          Charges for the
                                                             Balance              to costs       purpose for which the     Balance
                                                           at beginning             and          reserves or deferred     at end of
             Description                                    of period             expenses       credits were created       period
- -----------------------------------------                  ------------          ---------       ---------------------    ---------

                                                   Fiscal Year Ended September 30, 1994
                                                   ------------------------------------
RESERVES (deducted from assets in balance sheet):
  Uncollectible items                                          $855                 $854                 $820                $889

                                                   Fiscal Year Ended September 30, 1993
                                                   ------------------------------------
RESERVES (deducted from assets in balance sheet):
  Uncollectible items                                          $586                 $797                 $528                $855


                                                   Fiscal Year Ended September 30, 1992
                                                   ------------------------------------
RESERVES (deducted from assets in balance sheet):
  Uncollectible items                                          $498                 $659                 $571                $586

                                                                   SCHEDULE IX

                NORTH SHORE GAS COMPANY AND SUBSIDIARY COMPANIES

                             SHORT-TERM BORROWINGS



      Column A                       Column B         Column C            Column D            Column E (a)         Column F (b)
- ---------------------             -------------    ----------------    -----------------    -----------------    -----------------
                                                   Weighted Average     Maximum Amount       Average Amount       Weighted Average
Category of Aggregate               Balance at      Interest Rate        Outstanding           Outstanding         Interest Rate
Short-Term Borrowings             End of period     End of Period      During the Period    During the Period    During the Period
- ---------------------             -------------    ----------------    -----------------    -----------------    -----------------
                                   (Thousands)                                        (Thousands)

                                                   Fiscal Year Ended September 30, 1994
                                                   ------------------------------------
Commercial Paper                   $    --               --%                $16,900               $4,378               3.12%

                                                   Fiscal Year Ended September 30, 1993
                                                   ------------------------------------
Intercompany Loans                 $    --               --%                $ 4,000               $  365               6.00%
Commercial Paper                     5,400             3.27                  20,000                8,144               3.31

                                                   Fiscal Year Ended September 30, 1992
                                                   ------------------------------------
Commercial Paper                   $20,000             3.20%                $20,000               $4,571               4.31%


(a) Computed by multiplying the amounts outstanding by the days outstanding and dividing the results by the number of days used.

(b) Computed by dividing the applicable interest expense by the average amount outstanding during the period.


                                                                     SCHEDULE X



                NORTH SHORE GAS COMPANY AND SUBSIDIARY COMPANIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION




     Maintenance, depreciation, royalties, and advertising costs, other than those specifically disclosed in the Consolidated Statements of Income, are not significant.

     Significant taxes charged to costs and expenses, other than payroll and income taxes, are summarized as follows:



Fiscal Years Ended September 30,                   1994       1993       1992
- -------------------------------------------------------------------------------
                                                          (Thousands)

Illinois public utility                         $ 6,482    $ 6,434    $ 5,741

Municipal public utility                          4,321      4,040      3,335

Other                                             1,432      1,660      1,695
                                                -------    -------    -------
     Total                                      $12,235    $12,134    $10,771
                                                -------    -------    -------
                                                -------    -------    -------


                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NORTH SHORE GAS COMPANY

Date:  December 22, 1994                By:     /s/  RICHARD E. TERRY
       -----------------                    -------------------------------
                                                     Richard E. Terry
                                            Chairman of the Board and Chief
                                            Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 1994.


     /s/ RICHARD E. TERRY               Chairman of the Board and Chief
- ----------------------------------        Executive Officer and Director
         Richard E. Terry                 (Principal Executive Officer)


   /s/ KENNETH S. BALASKOVITS           Vice President and Controller and
- ----------------------------------        Director (Principal Financial and
        Kenneth S. Balaskovits            Accounting Officer)


       /s/ J. BRUCE HASCH               Director
- ----------------------------------
          J. Bruce Hasch


      /s/ JAMES HINCHLIFF               Director
- ----------------------------------
          James Hinchliff


      /s/ MICHAEL S. REEVES             Director
- ----------------------------------
          Michael S. Reeves

                NORTH SHORE GAS COMPANY AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX

(a)  The exhibits listed below are filed herewith and made a part thereof:

     Exhibit
     Number             Description of Document
     -------    ---------------------------------------------

     3(a)       Amendment to the By-Laws of the Registrant,
                  dated December 7, 1994.

     3(b)       By-Laws of the Registrant, as amended on
                  December 7, 1994.

     10         Firm Transportation Service Agreement Under Rate
                  Schedule FTS between the Company and Natural
                  Gas Pipeline Company of America, dated as of February 1, 1994.

     12         Statement re:  Computation of Ratio of Earnings to
                  Fixed Charges.

     23         Arthur Andersen LLP consent to incorporation
                  by reference in Registration Statement
                  No. 33-60256

     27         Financial Data Schedule


(b) Exhibits listed below have been filed heretofore with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.


    Exhibit
    Number                    Description of Document
    -------      --------------------------------------------------------------
     3(c)        Articles of Incorporation of the Registrant, as amended on
                 April 13, 1987 (Registrant Form 10-K for fiscal year ended
                 September 30, 1987, Exhibit 3(b)).

                NORTH SHORE GAS COMPANY AND SUBSIDIARY COMPANIES

    Exhibit
    Number                    Description of Document
    -------      --------------------------------------------------------------
     4(a)        Indenture, dated as of April 1, 1955, from the Company to
                 Continental Bank, National Association, as Trustee; Third
                 Supplemental Indenture, dated as of December 20, 1963 (North
                 Shore - File No. 2-35965, Exhibit 4-1); Fifth Supplemental
                 Indenture, dated as of February 1, 1970 (File No. 2-35965,
                 Exhibit 4-2); Sixth Supplemental Indenture, dated as of
                 October 1, 1973 (Form 10-K for the fiscal year ended September
                 30, 1980, Exhibit 4-3; Seventh Supplemental Indenture, dated as of February 15, 1977 (Form 10-K for the fiscal year ended
                 September 30, 1980, Exhibit 4-4); Eighth Supplemental
                 Indenture, dated as of September 15, 1980 (Form 10-K for the fiscal year ended September 30, 1980, Exhibit 4-5); Ninth
                 Supplemental Indenture, dated as of December 1, 1987 (Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); and Tenth Supplemental Indenture, dated as of November 1, 1990
                 (Form S-3 Registration Statement No. 33-37332, Exhibit 4b);
                 Eleventh Supplemental Indenture, dated as of October 1, 1992
                 (Form 10-K for the fiscal year ended September 30, 1992, Exhibit 4); and Twelfth Supplemental Indenture dated as of
                 April 1, 1993 (Form 8-K dated April 23, 1993, Exhibit 4).

     10(a) Storage Service Agreement Under Rate Schedule S-1 between the Company and Natural Gas Pipeline Company of America, dated as of November 30, 1990 (Registrant Form 10-K for the fiscal year ended September 30, 1993, Exhibit 10(a)); Firm Transportation Service Agreement Under Rate Schedule S-2 between the Company and Natural Gas Pipeline Company of America, dated as of December 1, 1993 (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(a)); Firm Transportation Service Agreement Under Rate Schedule FTS between the Company and Natural Gas Pipeline Company of America, dated as of December 1, 1993 (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(b)).