Form 10-Q
period 1994-12-31
NORTH SHORE GAS CO /IL/
filed 1995-02-09
CIK 110101

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

   (Mark One)

     / x /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 31, 1994

                                OR

     /  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 2-35965

                      NORTH SHORE GAS COMPANY
      (Exact name of registrant as specified in its charter)


                  Illinois                  36-1558720
       (State or other jurisdiction of    (IRS Employer
       incorporation or organization)     Identification No.)


24th Floor, 130 East Randolph Drive, Chicago, Illinois     60601-6207
       (Address of principal executive offices)            (Zip Code)


                          (312) 240-4000
       (Registrant's telephone number, including area code)

           122 South Michigan Avenue, Chicago, Illinois
            (Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes /x/    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,625,887 shares of Common Stock, without par value, outstanding at January 31, 1995.


                     PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                         North Shore Gas Company
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)


                                  Three Months Ended      Twelve Months Ended
                                     December 31,             December 31,
                                 --------------------     -------------------
                                   1994       1993         1994       1993
                                 -------     -------      -------    --------
                                                  (Thousands)

OPERATING REVENUES:
  Gas sales                     $   36,741   $ 46,304  $  149,317    $149,648
  Transportation of customer-
    owned gas                        3,570      3,265      11,490      11,464
  Other                                674        224       1,509       1,038
                                  --------    -------    --------     -------
    Total Operating Revenues        40,985     49,793     162,316     162,150
                                  --------    -------     -------     -------
OPERATING EXPENSES:
  Gas costs                         23,160     30,732      97,470      96,408
  Operation                          5,042      5,299      23,177      23,197
  Maintenance                          715        649       3,130       3,149
  Depreciation                       1,732      1,554       7,038       6,276
  Taxes- Income                      1,998      2,356       4,372       5,004
       - State & local revenue       2,612      3,166      10,408      10,503
       - Other                         527        495       1,984       2,153
                                  --------    -------    --------     -------
    Total Operating Expenses        35,786     44,251     147,579     146,690
                                  --------    -------    --------     -------
OPERATING INCOME                     5,199      5,542      14,737      15,460
                                   -------   --------    --------    --------
OTHER INCOME:
  Interest income                       15         22         389         541
  Miscellaneous                         34      1,182         423       1,426
                                   -------    -------     -------    --------
    Total Other Income                  49      1,204         812       1,967
                                   -------    -------     -------    --------
GROSS INCOME                         5,248      6,746      15,549      17,427
                                   -------    -------     -------    --------
INCOME DEDUCTIONS:
  Interest on long-term debt         1,470      1,573       6,102       6,629
  Other interest                       271        155         439         364
  Amortization of debt discount
    and expense                         28         30         119         118
  Miscellaneous                          7          5          22          11
                                    ------    -------      ------      ------
    Total Income Deductions          1,776      1,763       6,682       7,122
                                    ------    -------      ------      ------
NET INCOME APPLICABLE
  TO COMMON STOCK               $    3,472   $  4,983  $    8,867    $ 10,305
                                 ---------    -------   ---------     -------
                                 ---------    -------   ---------     -------

 The Notes to Consolidated Financial Statements are an integral part of these statements.








                         North Shore Gas Company
                       CONSOLIDATED BALANCE SHEETS


                                             December 31,                December 31,
                                                 1994      September 30,     1993
                                             (Unaudited)       1994       (Unaudited)
                                             -----------   -----------    -----------
                                                           (Thousands)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:

Property, plant and equipment,
   at original cost                             $ 262,116    $259,375     $250,873
     Less - Accumulated depreciation               82,288      80,639       76,247
                                               ----------    --------     --------
       Net property, plant and equipment          179,828     178,736      174,626
Other  investments                                    108         112          117
                                               ----------    --------     --------
     TOTAL CAPITAL INVESTMENTS - NET              179,936     178,848      174,743
                                               ----------    --------     --------
CURRENT ASSETS:

Cash                                                  327         353        1,627
Cash equivalents                                       --       2,150           --
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $718,
       $889, and $760, respectively                14,123       5,173       17,243
   Other                                            2,317         820        5,395
Accrued unbilled revenues                           8,913       2,361       10,242
Materials and supplies, at average cost             1,997       1,953        2,128
Gas in storage, at last-in, first-out cost         19,744      27,421       18,859
Gas costs recoverable through rate adjustments      4,220       2,402        7,202
Prepayments                                           169         377          206
                                                ---------    --------     --------
     TOTAL CURRENT ASSETS                          51,810      43,010       62,902
                                                ---------    --------     --------
DEFERRED CHARGES                                   12,678      12,506       11,443
                                                ---------    --------     --------
       TOTAL PROPERTIES AND OTHER ASSETS        $ 244,424    $234,364     $249,088
                                                ---------    --------     --------
                                                ---------    --------     --------


  The Notes to Consolidated Financial Statements are an integral part of these statements.






                         North Shore Gas Company

                       CONSOLIDATED BALANCE SHEETS


                                             December 31,                December 31,
                                                1994       September 30,    1993
                                             (Unaudited)       1994      (Unaudited)
                                             -----------   ------------   ----------
                                                     (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 5,000,000 shares
       Outstanding - 3,625,887 shares           $  24,757    $ 24,757     $ 24,757
   Retained earnings                               60,873      58,923       58,895
                                                  -------     -------      -------
       Total Common Stockholder's Equity           85,630      83,680       83,652
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year     72,863      76,925       76,925
                                                  -------     -------      -------
       TOTAL CAPITALIZATION                       158,493     160,605      160,577
                                                  -------     -------      -------
CURRENT LIABILITIES:

Interim loans                                      10,135          --       16,900
Accounts payable                                   15,705      13,938       17,706
Dividends payable on common stock                   1,523       1,813        1,740
Customer gas service and credit deposits            7,316       5,877        4,112
Sinking fund payments and maturities,
   due within one year -
     Long-term debt                                 4,000       4,000        4,000
Accrued taxes                                       3,696       2,115        4,587
Gas sales revenue refundable through
   rate adjustments                                 9,720       9,776          987
Accrued interest                                    1,107       2,738        1,180
Temporary LIFO liquidation credit                    (822)         --        1,189
                                                   ------      ------       ------
       TOTAL CURRENT LIABILITIES                   52,380      40,257       52,401
                                                   ------      ------       ------
RESERVES AND DEFERRED CREDITS:

Deferred income taxes - primarily
   accelerated depreciation                        14,614      13,894       14,988
Investment tax credits being amortized
   over the average lives of related property       4,015       4,052        4,158
Other                                              14,922      15,556       16,964
                                                   ------      ------       ------
       TOTAL RESERVES AND DEFERRED CREDITS         33,551      33,502       36,110
                                                   ------      ------       ------
       TOTAL CAPITALIZATION AND LIABILITIES     $ 244,424    $234,364     $249,088
                                                 --------     -------      -------
                                                 --------     -------      -------

The Notes to Consolidated Financial Statements are an integral part of these statements.



                         North Shore Gas Company
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                           Three Months Ended
                                                              December 31,
                                                          -------------------
                                                            1994       1993
                                                           ------     -------
                                                               (Thousands)

OPERATING ACTIVITIES:
  Net Income                                              $  3,472    $ 4,983
  Adjustments to reconcile net income to net cash:
    Depreciation                                             1,732      1,554
    Deferred income taxes and investment tax credits - net     599        246
    Change in other deferred credits and reserves             (550)      (325)
    Change in deferred charges                                (172)    (4,030)
    Other                                                        4         --
                                                             -----      -----
                                                             5,085      2,428
    Change in current assets and liabilities:
     Receivables - net                                     (10,447)   (12,967)
     Accrued unbilled revenues                              (6,552)    (6,403)
     Gas in storage                                          7,677      6,492
     Rate adjustments recoverable or refundable             (1,874)     1,306
     Accounts payable                                        1,767      1,410
     Customer gas service and credit deposits                1,439       (471)
     Accrued taxes                                           1,581      1,574
     Accrued interest                                       (1,631)      (920)
     Temporary LIFO liquidation credit                        (822)     1,189
     Other                                                     165         43
                                                            ------      -----
  NET CASH USED IN OPERATING ACTIVITIES                     (3,612)    (6,319)
                                                            ------      ------
INVESTING ACTIVITIES:
  Capital expenditures - construction                       (2,974)    (2,841)
  Other assets                                                 150        131
                                                             -----     ------
  NET CASH USED IN INVESTING ACTIVITIES                     (2,824)    (2,710)
                                                             -----      -----
FINANCING ACTIVITIES:
  Interim loans - net                                       10,135     11,500
  Trust fund, utility construction                              --      4,243
  Retirement of long-term debt                              (4,062)    (4,000)
  Dividends paid on common stock                            (1,813)    (1,559)
                                                             -----      -----
  NET CASH PROVIDED BY FINANCING ACTIVITIES                  4,260     10,184
                                                             -----      -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (2,176)     1,155

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             2,503        472
                                                             -----      -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    327    $ 1,627
                                                            ------      -----
                                                            ------      -----

 The Notes to Consolidated Financial Statements are an integral part of these statements.


                      North Shore Gas Company
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

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

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

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

2A Revenue Recognition

      Gas sales revenues for retail customers are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

2B Statement of Cash Flows

      For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

      Income taxes and interest paid (excluding capitalized interest) were as follows:

         For the three months
         ended December 31,         1994            1993
         -------------------------------------------------
                                         (Thousands)

         Income taxes paid         $  618          $1,157
         Interest paid              2,456           2,638



2C Income Taxes

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

2D Recovery of Gas Costs, Including Charges for Transition Costs

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

      Pursuant to Federal Energy Regulatory Commission (FERC) Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through the Gas Charge. The Commission entered an order on March 9, 1994, providing for the full recovery of all such charges from customers. In September 1994, the Commission entered orders on rehearing that retained the provision for full recovery from customers. (See Notes 4A and 4B.)


3.  COVENANTS REGARDING RETAINED EARNINGS

   The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1994, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $60.9 million.



4.  RATES AND REGULATION

4A Utility Rate Proceedings

Rate Filing. On December 16, 1994, the Company filed with the Commission proposed changes in rates that are designed to increase annual revenues by about $10.1 million, exclusive of additional charges for revenue taxes. The Company is seeking a rate of return on original-cost rate base of 10.50 percent, which reflects a 12.6 percent cost of common equity.

   The Company expects that the Commission, following its usual practices, will not issue a decision regarding the Company's rate increase request until November 1995. The Company cannot predict the outcome of its rate increase request.

Environmental Cost Recovery. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and Peoples Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In November 1992, several parties, including the Company and Peoples Gas, appealed the Commission's order to the Illinois Appellate Court. On December 29, 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings. On April 6, 1994, the Illinois Supreme Court allowed an appeal of the Appellate Court's decision. Any change made pursuant to the Supreme Court's order on appeal would have a prospective effect only. (See Note 5.)

FERC Order No. 636 Cost Recovery. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from the Company's gas service customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. On May 4, 1994, the Commission granted rehearing, limited to the question of the allocation of transition costs.
In September 1994, the Commission entered orders on rehearing. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commission's orders on rehearing to the Illinois Appellate Court. Any change made pursuant to the Illinois Appellate Court's order on appeal would have a prospective effect only. (See Notes 2D and 4B.)

4B FERC Orders 636, 636-A, and 636-B

   In 1992, the FERC issued Order Nos. 636, 636-A, and 636-B.
Numerous appeals of the 636 Orders are pending before the Federal
Circuit Court of Appeal for the D.C. Circuit.

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

   Under the 636 Orders, pipelines must make separate rate
filings to recover transition costs.  There are four categories of such costs, the largest of which for the Company is GSR costs.
The Company is subject to charges for transition cost recovery by Natural. Charges for transition costs commenced on January 1,
1994.   On September 29, 1994, the FERC approved a Stipulation and
Agreement (Agreement) filed by Natural. The Agreement places a cap of approximately $25 million on the amount of GSR costs recoverable by Natural from the Company. However, subject to this cap, the level of costs that the Company will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. The Company is currently recovering transition costs through the Gas Charge. As of December 31, 1994, the Company has accrued $8.4 million and has made payments of $6.2 million toward the cap.

   The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company. (See Notes 2D and 4A.)


5.  ENVIRONMENTAL MATTERS

5A Former Manufactured Gas Plant Sites

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

   The Company has entered into a settlement agreement with NSSD with respect to costs incurred under the AO. In December 1994, the Company filed suit against EJ&E in the District Court for the Northern District of Illinois, seeking recovery of response costs incurred by the Company at the Waukegan II Site.

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

   The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of December 31, 1994, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $7.2 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While the Company intends to seek contribution by other entities for the costs incurred at the sites, the extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with its former manufactured gas sites. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred as of December 31, 1994, have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities at the sites will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on its financial position or results of operations. The Company is authorized to recover the costs of environmental activities relating to its former manufactured gas operations under a rate mechanism approved by the Commission. As of December 31, 1994, it had recovered $3.7 million of such costs through rates. (See Note 4A for a discussion of proceedings regarding the recovery of such costs through utility rates.)

5B Former Mineral Processing Site in Denver, Colorado

   In February 1994, the Company received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that the Company is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation at the site.

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

   In November 1994, the Company filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asks the court to declare that the Company is not liable for response costs incurred or to be incurred at the Denver site.

6.  TAX MATTERS

   On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in 1994 payments of principal and interest to the Company in total amount of approximately $3 million, or $2.2 million after income taxes. The Company received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $1.4 million, or $1.1 million after income taxes, in income in 1994. The amount after income taxes was included in Other Income - Miscellaneous. At September 30, 1994, approximately $1.4 million was included in Reserves and Deferred Credits - Other.

   As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for the Company is being amortized (credited) to operation expense. The effect is to offset increases in costs that the Company will incur during the year. In the quarter ended December 31, 1994, the Company amortized approximately $440,000, or $330,000 after income taxes, leaving a remaining balance of about $1 million included in Reserves and Deferred Credits - Other.


7.  LONG-TERM DEBT

   On March 30, 1993, the Company filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, the Company issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 percent due May 1, 2003. Proceeds of the offering were used to refund approximately $11 million aggregate principal amount of the Company's previously issued first mortgage bonds and for general corporate purposes. The Company may issue all or a portion of the remaining bonds during fiscal 1995 and/or fiscal 1996. Proceeds of any future offering will be used for general corporate purposes.


8.  POSTEMPLOYMENT BENEFITS

   In November 1992, the Financial Accounting Standards Board
(FASB) issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. The Company adopted SFAS No. 112 effective October 1, 1994. Implementation of this statement did not have a material effect on financial position or results of operations.



Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition


RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock decreased $1.5 million, to $3.5 million, for the three-months ended December 31, 1994, from the results of last year's similar quarter. Results for the current three-months were adversely affected by: (1) lower gas deliveries resulting from weather that was about 20 percent warmer than the year-ago quarter, and (2) a timing difference in recognizing benefits from a previously announced federal income tax settlement ($330,000 after income taxes that was recognized in the current year's first quarter versus about $1.1 million after income taxes recognized in the last year's first quarter). An additional $760,000 from the settlement will be recognized during the remainder of fiscal 1995. (See Note 6 of the Notes to Consolidated Financial Statements.) Benefiting quarterly results were the sales of certain oil and gas interests.

   Net income applicable to common stock decreased $1.4 million, to $8.9 million, for the current 12-month period from the results of last year's like period. Results for the current 12 months were negatively impacted by lower gas deliveries resulting from weather that was 7 percent warmer than the prior year's like period and by the timing difference in recognizing benefits from the tax settlement. Further affecting the 12-months ended results were increased operating expenses that were partially offset by sales of certain oil and gas interests.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                   Three Months Ended    12 Months Ended
                                       December 31,        December 31,
                                     1994 Over 1993       1994 Over 1993
                                  -------------------   -----------------
(Thousands of dollars)               Amount   Percent    Amount   Percent
- -------------------------------------------------------------------------

Net operating revenues (a)           $(682)   (4.3)       $(801)   (1.5)
Operation and maintenance expenses    (191)   (3.2)         (39)   (0.1)
Depreciation expense                   178    11.5          762    12.1
Income taxes                          (358)  (15.2)        (632)  (12.6)
Other income                        (1,155)  (95.9)      (1,155)  (58.7)
Income deductions                       13     0.7         (440)   (6.2)
Net Income                          (1,511)  (30.3)      (1,438)  (14.0)
- -------------------------------------------------------------------------


   (a) Operating revenues, net of gas costs and revenue taxes.


Net Operating Revenues

   Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 2D of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and various municipalities.

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

   Net operating revenues decreased $682,000, to $15.2 million, and $801,000, to $54.4 million, for the current three- and 12-month periods, respectively. The three-month period included weather that was about 20 percent warmer than the similar year-ago quarter resulting in lower gas deliveries. Temperatures in the Chicago area during the current three-months through December were the warmest in the last 23 years. Warmer weather in the current 12-months also resulted in lower gas deliveries. Both current periods benefited from the sales of certain oil and gas interests.


Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $191,000, to $5.8 million, for the current three-month period, due primarily to recognizing approximately $440,000 for the fiscal 1995 first-quarter's portion of the balance of the IRS settlement (see
Note 6 of the Notes to Consolidated Financial Statements) plus lower environmental clean-up costs recovered through rates.
These items were partially offset by higher operating expenses.

Depreciation Expense

   Depreciation expense increased $178,000, to $1.7 million, and $762,000, to $7.0 million, for the current three- and 12-month periods, respectively, due chiefly to depreciable property additions.

Income Taxes

   Income taxes decreased $358,000, to $2.0 million, in the current three-month period, and $632,000, to $4.4 million, in the current 12-month period, due principally to lower pre-tax income.


Other Income

   Other income decreased $1.2 million, to $49,000, and $1.2 million, to $812,000, for the current three- and 12-month periods, respectively, due primarily to recognizing one-half of the IRS settlement of about $1.1 million after income taxes in last year's first quarter. (See Note 6 of the Notes of Consolidated Financial Statements.)

Income Deductions

   Income deductions decreased $440,000, to $6.7 million, for the current 12-month period, due mainly to reduced interest on long-term debt and commercial paper, partially offset by increased interest on amounts refundable to customers.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

FERC Order 636 Costs. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 2D, 4A, and 4B of the Notes to Consolidated Financial Statements.)

   On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC
Order No. 636 transition costs. The Commission issued its orders on rehearing in this proceeding in September 1994. (See Notes
2D, 4A, and 4B of the Notes to Consolidated Financial
Statements.)

Postemployment Benefits. In November 1992, the FASB issued SFAS No. 112. This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. SFAS No. 112 required adoption by the Company no later than fiscal 1995. (See Note 8 of the Notes to Consolidated Financial Statements.)

Reengineering Study. The Company is undertaking a major project to reengineer its business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness. The project commenced in September 1994 and is expected to continue for at least two years.

LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1994, such restrictions amounted to $11.6 million out of total retained earnings of $60.9 million. (See Note 3 of the Notes to Consolidated Financial Statements.)


Regulatory Actions. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and Peoples Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The Commission's order is on appeal before the Illinois Supreme Court. (See Note 4A of the Notes to Consolidated Financial Statements.)

   The Company filed proposed changes in rates with the Commission in December 1994. (See Note 4A of the Notes to
Consolidated Financial Statements.)

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 5A of the Notes to Consolidated Financial Statements.)

   In February 1994, the Company received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. In November 1994, The Company filed a declaratory judgment action asking the court to declare that the Company is not liable for response costs relating to the site. (See Note 5B of the Notes to Consolidated Financial Statements.)

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

Credit Lines.  Peoples Gas has lines of credit of approximately
$131 million of which the Company may borrow up to $30 million to cover its projected short-term needs. Such Agreements will expire on
June 29, 1995.

Interest Coverage. Coverage ratios for the Company's fixed charges for the 12-months ended December 31, 1994 and for fiscal 1994, and 1993 were 2.99, 3.33, and 2.91, respectively. The decrease in the ratio for the current 12-months ended primarily reflects lower pre-tax income. (See Results of Operations - Net Income.)
























                    PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

   See Note 5 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

                 Exhibit
                 Number          Description of Document
                ---------    --------------------------------

                  27          Financial Data Schedule


        b.  Reports on Form 8-K filed during the quarter ended
            December 31, 1994

               Date of Earliest Event Reported - December 9,
            1994

               Item 5.  Other Events
                  Rates and Regulation





                            SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    North Shore Gas Company
                                   ---------------------------
                                         (Registrant)




 February  9, 1995                 By: /s/   K. S. BALASKOVITS
- -------------------                   -------------------------
   (Date)                                 K. S. Balaskovits
                                   Vice President and Controller





                                         (Same as above)
                                    -----------------------------
                                    Principal Accounting Officer