Form 10-Q
period 1995-03-31
NORTH SHORE GAS CO /IL/
filed 1995-05-11
CIK 110101

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


   (Mark One)

     /  x /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,625,887 shares of Common Stock, without par value, outstanding at April 30, 1995.


                        PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                            North Shore Gas Company
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                    Three             Six                Twelve
                                 Months Ended     Months Ended         Months Ended
                                   March 31,         March 31,          March 31,
                                -------------    ---------------     --------------
                                 1995    1994     1995     1994       1995     1994
                                -----   -----     -----   -----      -----    -----
                                              (Thousands)

OPERATING REVENUES:
  Gas sales                     $51,969 $76,285  $88,709 $122,588  $125,000 $162,698
  Transportation of customer-
    owned gas                     4,584   3,481    8,155    6,747    12,593   10,969
  Other                             212     267      886      492     1,454    1,026
                                -------  ------   ------  -------   -------  -------
      Total Operating Revenues   56,765  80,033   97,750  129,827   139,047  174,693
                                -------  ------   ------  -------   -------  -------
OPERATING EXPENSES:
  Gas costs                      32,741  53,565   55,902   84,297    76,647  107,830
  Operation                       4,884   6,315    9,927   11,614    21,747   22,987
  Maintenance                       765     757    1,480    1,406     3,137    3,229
  Depreciation                    1,810   1,754    3,542    3,308     7,094    6,446
  Taxes - Income                  3,919   3,958    5,916    6,314     4,333    5,177
        - State & local revenue   3,908   5,199    6,520    8,365     9,117   11,315
        - Other                     584     603    1,110    1,098     1,964    2,172
                                -------  ------   ------  -------   -------  -------
      Total Operating Expenses   48,611  72,151   84,397  116,402   124,039  159,156
                                -------  ------   ------  -------   -------  -------
OPERATING INCOME                  8,154   7,882   13,353   13,425    15,008   15,537
                                -------  ------   ------  -------   -------  -------
OTHER INCOME:
  Interest income                    53      29       68       51       414      378
  Miscellaneous                      15     153       49    1,334       285    1,471
                                 ------  ------   ------   ------    ------    -----
      Total Other Income             68     182      117    1,385       699    1,849
                                 ------  ------   ------   ------    ------    -----
GROSS INCOME                      8,222   8,064   13,470   14,810    15,707   17,386
                                 ------  ------   ------   ------    ------   ------
INCOME DEDUCTIONS:
  Interest on long-term debt      1,441   1,544    2,911    3,117     5,999    6,514
  Other interest                    338     110      609      264       667      317
  Amortization of debt discount
    and expense                      30      30       59       61       119      120
  Miscellaneous                       7       5       13       10        24       16
                                  -----   -----    -----    -----    ------    -----
      Total Income Deductions     1,816   1,689    3,592    3,452     6,809    6,967
                                  -----   -----    -----    -----     -----    -----
NET INCOME APPLICABLE TO
  COMMON STOCK                  $ 6,406 $ 6,375  $ 9,878 $ 11,358  $  8,898 $ 10,419
                                =======   ======  ======   ======   =======  =======

 The Notes to Consolidated Financial Statements are an integral part of these statements.





                         North Shore Gas Company

                       CONSOLIDATED BALANCE SHEETS


                                              March 31,                  March 31,
                                                1995      September 30,    1994
                                             (Unaudited)      1994     (Unaudited)
                                            ------------  -----------   ---------
                                                           (Thousands)


PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:

Property, plant and equipment,
   at original cost                            $265,270    $259,375     $253,080
     Less - Accumulated depreciation             83,957      80,639       77,990
                                                -------     -------      -------
       Net property, plant and equipment        181,313     178,736      175,090
Other  investments                                  107         112          115
                                               --------    --------     --------
     TOTAL CAPITAL INVESTMENTS - NET            181,420     178,848      175,205
                                              ---------    --------     --------
CURRENT ASSETS:

Cash                                              7,311         353        1,319
Cash equivalents                                  8,275       2,150       10,800
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $801,
       $889, and $958, respectively              13,932       5,173       26,958
   Other                                          1,218         820        5,907
Accrued unbilled revenues                         5,466       2,361        6,946
Materials and supplies, at average cost           2,188       1,953        2,082
Gas in storage, at last-in, first-out cost       12,569      27,421       11,735
Gas costs recoverable through rate adjustments      408       2,402        4,065
Prepayments                                         678         377          650
                                                -------     -------      -------
     TOTAL CURRENT ASSETS                        52,045      43,010       70,462
                                                -------     -------      -------
DEFERRED CHARGES                                 13,312      12,506       12,346
                                                -------     -------      -------
       TOTAL PROPERTIES AND OTHER ASSETS       $246,777    $234,364     $258,013
                                                =======     =======      =======

  The Notes to Consolidated Financial Statements are an integral part of these statements.












                         North Shore Gas Company
                       CONSOLIDATED BALANCE SHEETS

                                              March 31,                March 31,
                                                1995     September 30,    1994
                                            (Unaudited)      1994      (Unaudited)
                                            -----------  -------------  ----------
                                                  (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 5,000,000 shares
       Outstanding - 3,625,887 shares          $ 24,757    $ 24,757     $ 24,757
   Retained earnings                             65,828      58,923       63,384
                                                -------     -------      -------
       Total Common Stockholder's Equity         90,585      83,680       88,141
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year   72,806      76,925       76,925
                                                -------     -------      -------
       TOTAL CAPITALIZATION                     163,391     160,605      165,066
                                                -------     -------      -------
CURRENT LIABILITIES:

Accounts payable                                 12,705      13,938       18,298
Dividends payable on common stock                 1,450       1,813        1,885
Customer gas service and credit deposits          4,106       5,877        1,749
Sinking fund payments and maturities,
   due within one year -
     Long-term debt                               4,000       4,000        4,000
Accrued taxes                                     6,213       2,115        7,184
Gas sales revenue refundable through
   rate adjustments                              14,666       9,776        6,845
Accrued interest                                  1,761       2,738        2,730
Temporary LIFO liquidation credit                 5,102          --       13,838
                                                -------     -------      -------
       TOTAL CURRENT LIABILITIES                 50,003      40,257       56,529
                                                -------     -------      -------
RESERVES AND DEFERRED CREDITS:

Deferred income taxes - primarily
   accelerated depreciation                      15,209      13,894       16,037
Investment tax credits being amortized
   over the average lives of related property     3,979       4,052        4,118
Other                                            14,195      15,556       16,263
                                                -------     -------      -------
       TOTAL RESERVES AND DEFERRED CREDITS       33,383      33,502       36,418
                                                -------     -------       ------
       TOTAL CAPITALIZATION AND LIABILITIES    $246,777    $234,364     $258,013
                                                =======     =======      =======

The Notes to Consolidated Financial Statements are an integral part of these statements.






                         North Shore Gas Company
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                           Six Months Ended
                                                                March 31,
                                                           ------------------
                                                             1995       1994
                                                           -------   --------
                                                               (Thousands)


OPERATING ACTIVITIES:
  Net Income                                               $ 9,878    $11,358
  Adjustments to reconcile net income to net cash:
    Depreciation                                             3,542      3,308
    Deferred income taxes and investment tax credits - net   1,073        410
    Change in other deferred credits and reserves           (1,192)      (180)
    Change in deferred charges                                (806)    (4,933)
    Other                                                        5          2
    Change in current assets and liabilities:
     Receivables - net                                      (9,157)   (23,193)
     Accrued unbilled revenues                              (3,105)    (3,107)
     Gas in storage                                         14,852     13,616
     Rate adjustments recoverable or refundable              6,884     10,300
     Accounts payable                                       (1,233)     2,002
     Customer gas service and credit deposits               (1,771)    (2,834)
     Accrued taxes                                           4,098      4,171
     Accrued interest                                         (977)       630
     Temporary LIFO liquidation credit                       5,102     13,838
     Other                                                    (537)      (356)
                                                           --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                 26,656     25,032
                                                           --------   --------
INVESTING ACTIVITIES:
  Capital expenditures - construction                       (6,406)    (5,186)
  Other assets                                                 288        258
                                                           --------    -------
  NET CASH USED IN INVESTING ACTIVITIES                     (6,118)    (4,928)
                                                           --------    -------
FINANCING ACTIVITIES:
  Interim loans - net                                           --     (5,400)
  Trust fund, utility construction                              --      4,243
  Retirement of long-term debt                              (4,119)    (4,000)
  Dividends paid on common stock                            (3,336)    (3,300)
                                                           --------   --------
  NET CASH USED IN FINANCING ACTIVITIES                     (7,455)    (8,457)
                                                           --------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   13,083     11,647

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             2,503        472
                                                            -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $15,586    $12,119
                                                            =======    =======

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

2B  Basis of Accounting

      The Company accounts for its regulated operations in accordance with Statement of Financial Accounting Standards
   (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator. Regulatory assets represent certain costs which have been or are expected to be recovered from customers through the ratemaking process. When such costs occur, they are deferred as assets in the balance sheet and recorded as expenses when like amounts are included in rates.

2C Statement of Cash Flows

      For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

      Income taxes and interest paid (excluding capitalized interest) were as follows:

         For the six months
         ended March 31,            1995             1994
         --------------------------------------------------
                                          (Thousands)

         Income taxes paid         $2,063           $4,644
         Interest paid              3,362            2,711


2D Income Taxes

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

2E Recovery of Gas Costs, Including Charges for Transition Costs

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

      The Illinois Commerce Commission (Commission) conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1991 through 1995 are currently pending before the Commission.

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

3.  COVENANTS REGARDING RETAINED EARNINGS

   The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1995, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $54.2 million.


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

Environmental Cost Recovery. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including, the Company and Peoples Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs over a five-year period, but required the utilities to "share" the environmental costs by disallowing rate recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In 1992, several parties, including the Company and Peoples Gas, appealed the Commission's order to the Illinois Appellate Court.
In 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings, which decision was subsequently appealed to the Illinois Supreme Court. In April 1995, the Illinois Supreme Court upheld in part and reversed in part the Commission's order. The Supreme Court upheld the Commission in ruling that environmental costs are recoverable through rates. The Supreme Court also ruled that the Commission's approval of a rate recovery method called a "rider" (the method utilized by the Company and Peoples Gas) as the preferred mechanism for recovery of environmental costs is within the Commission's authority. The Supreme Court reversed the part of the Commission's order that required the utilities to share environmental costs by disallowing recovery of carrying charges on unrecovered balances. The order was remanded to the Commission for further proceedings consistent with the Supreme Court's opinion. Any change made pursuant to the Supreme Court's decision will have a prospective effect only.

FERC Order No. 636 Cost Recovery.  On September 15, 1993, the
Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from the Company's gas service customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. On May 4, 1994, the Commission granted rehearing, limited to the question of the allocation of transition costs. In September 1994, the Commission entered orders on rehearing. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commission's orders on rehearing to the Illinois Appellate Court. Any change made pursuant to the Illinois Appellate Court's order on appeal would have a prospective effect only. (See Notes 2E and 4B.)

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

   As part of the restructuring process, the Company elected necessary levels of services from the menu of restructured services offered by Natural. Also during 1993, the Company took the steps necessary to obtain reliable gas supply as a replacement for the bundled merchant service supply which was no longer available from Natural to any significant extent.

   Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural. Charges for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap of approximately $25 million on the amount of GSR costs recoverable by Natural from the Company. However, subject to this cap, the level of costs that the Company will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. The Company is currently recovering transition costs through the Gas Charge. As of March 31, 1995, the Company has accrued $10.2 million and has made payments of $7.8 million toward the cap.

   The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company. (See Notes 2E and 4A.)


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

   The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of March 31, 1995, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $7.1 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While the Company intends to seek contribution by other entities for the costs incurred at the sites, the extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with its former manufactured gas sites. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred as of March 31, 1995, have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities at the sites will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on its financial position or results of operations. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations under a rate mechanism approved by the Commission. As of March 31, 1995, it had recovered $3.8 million of such costs through rates. (See Note 4A for a discussion of proceedings regarding the recovery of such costs through utility rates.)


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

   As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for the Company is being amortized (credited) to operation expense. The effect is to offset increases in costs that the Company will incur during the year. In the six months ended March 31, 1995, the Company amortized approximately $1.1 million, or $810,000 after income taxes, leaving a remaining balance of about $380,000 included in Reserves and Deferred Credits - Other.



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



Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition


RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock increased $31,000, to $6.4 million, for the three-months ended March 31, 1995, virtually flat from the results of last year's similar quarter. The adverse effect of weather in the current three months that was more than 12 percent warmer than the year-ago period was tempered by the current quarter's benefit of recognizing about $475,000 after income taxes from a previously announced federal income tax settlement. (See Note 6 of the Notes to Consolidated Financial Statements.)

   Net income applicable to common stock decreased $1.5 million, to $9.9 million, and $1.5 million, to $8.9 million for the current six- and 12-month periods, respectively. Results for the current six- and 12-month ended periods were hindered by weather that was 16 percent warmer than the prior periods and by the timing difference in recognizing benefits from the tax settlement.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                              Three Months Ended     Six Months Ended        12 Months Ended
                                March 31, 1995        March 31, 1995         March 31, 1995
                              Increase/(Decrease)   Increase/(Decrease)    Increase/(Decrease)
                               from Prior Period      from Prior Period       from Prior Period
                              ------------------    -------------------   ---------------------
(Thousands of dollars)         Amount        %        Amount        %        Amount        %
- -----------------------------------------------------------------------------------------------

Net operating revenues (a)     $(1,153)     (5.4)    $(1,837)     (4.9)     $(2,265)     (4.1)
Operation and
    maintenance expenses        (1,423)    (20.1)     (1,613)    (12.4)      (1,332)     (5.1)
Depreciation expense                56       3.2         234       7.1          648      10.1
Income taxes                       (39)     (1.0)       (398)     (6.3)        (844)    (16.3)
Other income                      (114)    (62.6)     (1,268)    (91.6)      (1,150)    (62.2)
Income deductions                  127       7.5         140       4.1         (158)     (2.3)
Net Income Applicable
    to Common Stock                 31       0.5      (1,480)    (13.0)      (1,521)    (14.6)
- -----------------------------------------------------------------------------------------------

   (a) Operating revenues, net of gas costs and revenue taxes.


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Net Operating Revenues

   Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 2E of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and various municipalities.

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

   Net operating revenues decreased $1.2 million, to $20.1 million, $1.8 million, to $35.3 million, and $2.3 million, to $53.3 million, for the current three-, six-, and 12-month periods, respectively. All three current periods were affected by warmer weather than the respective year-ago periods.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $1.4 million, to $5.6 million, and $1.6 million, to $11.4 million, for the current three- and six-month periods, respectively, due principally to recognizing approximately $630,000 for the second quarter's portion and $1.1 million for the fiscal 1995 to date portion of the balance of the IRS settlement. (See Note 6 of the Notes to Consolidated Financial Statements.) The current three-month ended period included lower environmental costs recovered through rates of about $111,000, and a decrease in the provision for uncollectible accounts of about $116,000. The current six-month ended period included lower environmental costs recovered through rates of about $277,000, and a decrease in the provision for uncollectible accounts of about $163,000.

   Operation and maintenance expenses decreased $1.3 million, to $24.9 million, for the 12-month period, due mainly to recognizing about $1.1 million for the aforementioned IRS settlement in the current period. Also, the current 12-month period included lower environmental costs recovered through rates of about $546,000, (see Note 4A of the Notes to Consolidated Financial Statements) and a decrease in the provision for uncollectible accounts of about $181,000. The decrease in the current 12-month period was partially offset by an increase in group insurance expenses of about $871,000 primarily due to the recognition of SFAS 106 costs.

Depreciation Expense

   Depreciation expense increased $56,000, to $1.8 million, $234,000, to $3.5 million, and $648,000, to $7.1 million for the current three-, six-, and 12-month periods, respectively, due chiefly to depreciable property additions.

Income Taxes

   Income taxes, exclusive of amounts included in other income related to an IRS settlement, declined $398,000, to $5.9 million, in the current six-month period, and $844,000, to $4.3 million, in the current 12-month period, due principally to lower pre-tax income.

Other Income

   Other income declined $114,000, to $68,000, for the current three-month period, due mainly to reduced interest on amounts recoverable from customers.

   Other income declined $1.3 million, to $117,000, and $1.2 million, to $699,000, for the current six- and 12-month periods, respectively, due primarily to the recognition of the IRS settlement of about $1 million after income taxes in last year's similar periods (see Note 6 of the Notes of Consolidated Financial Statements) as well as reduced interest of $235,000 and $180,000, respectively, on amounts recoverable from customers.

Income Deductions

   Income deductions increased $127,000, to $1.8 million, and $140,000, to $3.6 million, for the current three- and six-month periods, respectively, due principally to increased interest on amounts refundable to customers and increased interest on budget accounts. These increases were partially offset by reduced interest on long-term debt.

   Income deductions decreased $158,000, to $6.8 million, for the current 12-month period, due mainly to reduced interest on long-term debt, partially offset by increased interest on amounts refundable to customers and increased interest on budget accounts.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

FERC Order 636 Costs. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 2E, 4A, and 4B of the Notes to Consolidated Financial Statements.)

   On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC
Order No. 636 transition costs. The Commission issued its orders on rehearing in this proceeding in September 1994. (See Notes
2E, 4A, and 4B of the Notes to Consolidated Financial
Statements.)

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

Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition


Operating Statistics. The following table represents gas distribution margin components:

                                Three Months Ended     Six Months Ended     Twelve Months Ended
                                      March 31,            March 31,             March 31,
                                ------------------    -------------------    -----------------
                                  1995      1994       1995        1994      1995       1994
                                -------   --------   -------    --------    -------   --------

Operating Revenues (thousands):
  Gas sales
    Residential                 $43,593   $61,035    $75,078   $  99,639  $106,093   $133,460
    Commercial                    6,746    11,479     11,146      17,414    15,565     22,536
    Industrial                    1,630     3,771      2,485       5,535     3,342      6,702
                                -------    ------    -------     -------   -------    -------
                                 51,969    76,285     88,709     122,588   125,000    162,698
                                -------    ------    -------     -------   -------    -------
  Transportation
    Residential                     446       383        775         735     1,190      1,207
    Commercial                    2,545     1,938      4,474       3,798     6,726      5,912
    Industrial                    1,593     1,160      2,906       2,214     4,677      3,850
                                -------   -------    -------     -------   -------    -------
                                  4,584     3,481      8,155       6,747    12,593     10,969
                                -------   -------    -------     -------   -------    -------
  Other                             212       267        886         492     1,454      1,026
                                -------   -------    -------     -------   -------    -------
Total Operating Revenues         56,765    80,033     97,750     129,827   139,047    174,693
Gas Costs                       (32,741)  (53,565)   (55,902)    (84,297)  (76,647)  (107,830)
Revenues Taxes                   (3,908)   (5,199)    (6,520)     (8,365)   (9,117)   (11,315)
                                -------   -------    -------    --------  --------    -------
Net Operating Revenues          $20,116   $21,269    $35,328   $  37,165  $ 53,283   $ 55,548
                                =======   =======    =======    ========   =======     ======
Deliveries (MMcf):
  Sales
    Residential                   8,753     9,766     14,103      15,992    18,339     20,707
    Commercial                    1,402     1,950      2,177       2,942     2,876      3,760
    Industrial                      360       557        518         821       701      1,037
                                -------   -------    -------     -------   -------     ------
                                 10,515    12,273     16,798      19,755    21,916     25,504
                                -------   -------    -------     -------   -------     ------
  Transportation
    Residential                     247       237        408         423       564        624
    Commercial                    2,316     2,111      3,909       3,797     5,376      5,283
    Industrial                    2,008     1,763      3,659       3,331     6,450      5,745
                                -------    ------     ------      ------    ------     ------
                                  4,571     4,111      7,976       7,551    12,390     11,652
                                -------    ------     ------      ------    ------     ------
Total Sales
  and Transportation             15,086    16,384     24,774      27,306    34,306     37,156
                                =======   =======    =======     =======   =======    =======
Margin per Mcf
  delivered                       $1.33     $1.30      $1.43       $1.36     $1.55      $1.49




Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1995, such restrictions amounted to $11.6 million out of total retained earnings of $54.2 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

Regulatory Actions. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and Peoples Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The part of the Commission's order that disallowed recovery of carrying charges on unrecovered balances has been reversed on appeal by the Illinois Supreme Court, which has remanded the case to the Commission. (See Note 4A of the Notes to Consolidated Financial Statements.)

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

Interest Coverage. Coverage ratios for the Company's fixed charges for the 12-months ended March 31, 1995 and for fiscal 1994, and 1993 were 2.95, 3.33, and 2.91, respectively. The decrease in the ratio for the current 12-months ended primarily reflects lower pre-tax income. (See Results of Operations - Net Income.)









 PART II.   OTHER INFORMATION


Item 1.        Legal Proceedings

   See Note 5 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 4. Submission of Matters to a Vote of Security Holders

        a. 1. The Board of Directors acted by written consent in lieu of meeting on March 22, 1995 to adopt a resolution amending the Company's Articles of Incorporation to limit liability of the Company's directors, to provide for indemnification and the advancement of expenses, and to recommend that the sole shareholder of the Company approve said resolution.

              2. The Company's sole shareholder acted by written
                 consent in lieu of meeting on March 22, 1995 to approve and adopt a resolution to amend the Company's Articles of Incorporation.

              3. The Company's sole shareholder acted by written
                 consent in lieu of an annual meeting of
                 shareholders on March 30, 1995.

        b. On March 30, 1995, the following persons were elected Directors of the Company by written consent and comprise the entire Board of Directors of the
             Company: Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Michael S. Reeves, and Richard E. Terry.

        c. The following matter was voted upon by written consent in lieu of an annual meeting of shareholders:

              1. The election of nominees for directors who will
                 serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Michael S. Reeves, and Richard E. Terry. The Secretary of the Company certified the following vote tabulations:

                                                    FOR             WITHHELD
                                                ----------        -----------

          Kenneth S. Balaskovits                 3,625,887             0
          J. Bruce Hasch                         3,625,887             0
          James Hinchliff                        3,625,887             0
          Michael S. Reeves                      3,625,887             0
          Richard E. Terry                       3,625,887             0




Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

                 Exhibit
                 Number                      Description of Document
                ----------          -------------------------------------
                   27                 Financial Data Schedule


        b.  Reports on Form 8-K filed during the quarter ended
            March 31, 1995

               None.



                            SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                                   North Shore Gas Company
                                  -------------------------
                                          (Registrant)



          May 11, 1995             By:   /s/     K. S. BALASKOVITS
          ------------                 ----------------------------
             (Date)                         K. S. Balaskovits
                                       Vice President and Controller



                                           (Same as above)
                                      ----------------------------
                                      Principal Accounting Officer