Form 10-Q
period 1995-06-30
NORTH SHORE GAS CO /IL/
filed 1995-08-10
CIK 110101

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

   (Mark One)

    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1995

                                OR

    [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [x]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,625,887 shares of Common Stock, without par value, outstanding at July 31, 1995.


                        PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                            North Shore Gas Company
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                       Three               Nine              Twelve
                                    Months Ended       Months Ended       Months Ended
                                      June 30,           June 30,          June 30,
                                  ---------------    ---------------    ---------------
                                   1995     1994      1995     1994      1995     1994
                                  ------   ------    ------   ------    ------   ------
                                                         (Thousands)

OPERATING REVENUES:
  Gas sales                      $21,160  $23,658   $109,869 $146,246  $122,502 $160,867
  Transportation of customer-
    owned gas                      2,813    2,371     10,968    9,118    13,035   11,036
  Other                              249      350      1,135      843     1,353    1,084
                                 -------   ------    -------  -------  --------  -------
      Total Operating Revenues    24,222   26,379    121,972  156,207   136,890  172,987
                                 -------   ------    -------  -------  --------  -------
OPERATING EXPENSES:
  Gas costs                       11,229   14,232     67,131   98,529    73,644  106,706
  Operation                        5,386    5,686     15,312   17,300    21,446   22,865
  Maintenance                        697      795      2,176    2,202     3,039    3,255
  Depreciation                     1,816    1,744      5,358    5,052     7,166    6,589
  Taxes - Income                     418      100      6,335    6,414     4,651    5,218
        - State & local revenue    1,682    1,703      8,202   10,068     9,097   11,064
        - Other                      523      318      1,634    1,416     2,169    1,958
                                 -------   ------   --------  -------   -------  -------
      Total Operating Expenses    21,751   24,578    106,148  140,981   121,212  157,655
                                 -------   ------   --------  -------   -------  -------
OPERATING INCOME                   2,471    1,801     15,824   15,226    15,678   15,332
                                 -------   ------   --------  -------   -------  -------
OTHER INCOME:
  Interest income                    309      200        377      251       523      355
  Miscellaneous                        6      113         55    1,447       178    1,502
                                 -------   ------    -------  -------    ------   ------
      Total Other Income             315      313        432    1,698       701    1,857
                                 -------   ------    -------  -------    ------   ------
GROSS INCOME                       2,786    2,114     16,256   16,924    16,379   17,189
                                 -------   ------    -------  -------    ------   ------
INCOME DEDUCTIONS:
  Interest on long-term debt       1,439    1,544      4,350    4,661     5,894    6,315
  Other interest                     385       27        994      290     1,026      323
  Amortization of debt discount
    and expense                       30       30         88       91       118      120
  Miscellaneous                        4        5         18       16        23       21
                                  ------   ------     ------   ------    ------    -----
      Total Income Deductions      1,858    1,606      5,450    5,058     7,061    6,779
                                  ------   ------     ------   ------    ------    -----
NET INCOME APPLICABLE TO
  COMMON STOCK                   $   928  $   508   $ 10,806 $ 11,866  $  9,318 $ 10,410
                                  ======   ======    =======   ======    ======   ======

The Notes to Consolidated Financial Statements are an integral part of these statements.


                            North Shore Gas Company
                          CONSOLIDATED BALANCE SHEETS



                                               June 30,                    June 30,
                                                1995      September 30,     1994
                                             (Unaudited)      1994       (Unaudited)
                                             -----------   -----------   -----------
                                                           (Thousands)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS

Property, plant and equipment,
   at original cost                             $267,434     $259,375     $255,001
     Less - Accumulated depreciation              85,283       80,639       79,209
                                                --------     --------     --------
       Net property, plant and equipment         182,151      178,736      175,792
Other investments                                    107          112          115
                                                --------     --------     --------
     TOTAL CAPITAL INVESTMENTS - NET             182,258      178,848      175,907
                                                --------     --------     --------

CURRENT ASSETS

Cash                                                 208          353          463
Cash equivalents                                  17,378        2,150       18,500
Receivables -
   Customers, net of allowance for
     uncollectible accounts of  $828,
       $889, and $980, respectively                4,482        5,173       10,396
   Other                                             856          820        1,595
Accrued unbilled revenues                          1,848        2,361        1,780
Materials and supplies, at average cost            2,266        1,953        2,114
Gas in storage, at last-in, first-out cost        15,801       27,421       17,188
Gas costs recoverable through rate adjustments     1,348        2,402        2,721
Prepayments                                          535          377          516
                                                 -------      -------      -------
     TOTAL CURRENT ASSETS                         44,722       43,010       55,273
                                                 -------      -------      -------
DEFERRED CHARGES                                  11,954       12,506       12,302
                                                 -------      -------      -------
       TOTAL PROPERTIES AND OTHER ASSETS        $238,934     $234,364     $243,482
                                                 =======      =======      =======


The Notes to Consolidated Financial Statements are an integral part of these statements.









                            North Shore Gas Company
                          CONSOLIDATED BALANCE SHEETS


                                               June 30,                  June 30,
                                                 1995     September 30,     1994
                                              (Unaudited)     1994      (Unaudited)
                                              -----------   ---------   -----------
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 5,000,000 shares
       Outstanding -  3,625,887 shares          $ 24,757     $ 24,757     $ 24,757
   Retained earnings                              65,379       58,923       62,224
                                                 -------      --------     -------
       Total Common Stockholder's Equity          90,136       83,680       86,981
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year    72,724       76,925       76,925
                                                 -------      --------     -------
       TOTAL CAPITALIZATION                      162,860      160,605      163,906
                                                 -------      -------      -------
CURRENT LIABILITIES

Accounts payable                                  11,218       13,938       18,300
Dividends payable on common stock                  1,378        1,813        1,668
Customer gas service and credit deposits           3,498        5,877        1,991
Sinking fund payments and maturities
   due within one year -
     Long-term debt                                4,000        4,000        4,000
Accrued taxes                                      5,088        2,115        3,234
Gas sales revenue refundable through
   rate adjustments                               13,077        9,776        9,230
Accrued interest                                   1,124        2,738        1,190
Temporary LIFO liquidation credit                  3,021           --        2,924
                                                 -------       ------      -------
       TOTAL CURRENT LIABILITIES                  42,404       40,257       42,537
                                                 -------       ------      -------
RESERVES AND DEFERRED CREDITS

Deferred income taxes - primarily
   accelerated depreciation                       15,771       13,894       16,905
Investment tax credits being amortized
   over the average lives of related property      3,943        4,052        4,092
Other                                             13,956       15,556       16,042
                                                --------      -------     --------
       TOTAL RESERVES AND DEFERRED CREDITS        33,670       33,502       37,039
                                                --------      -------     --------
       TOTAL CAPITALIZATION AND LIABILITIES     $238,934     $234,364     $243,482
                                                ========     ========     ========


The Notes to Consolidated Financial Statements are an integral part of these statements.




                            North Shore Gas Company
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Nine Months Ended
                                                                   June 30,
                                                             -------------------
                                                               1995       1994
                                                             --------    -------
                                                                  (Thousands)


OPERATING ACTIVITIES:
  Net Income                                                 $10,806    $11,866
  Adjustments to reconcile net income to net cash:
    Depreciation                                               5,358      5,052
    Deferred income taxes and investment tax credits - net     1,541      1,077
    Change in other deferred credits and reserves             (1,373)      (226)
    Change in deferred charges                                   552     (4,889)
    Other                                                          5          2
    Change in current assets and liabilities:
     Receivables - net                                           655     (2,320)
     Accrued unbilled revenues                                   513      2,059
     Gas in storage                                           11,620      8,163
     Rate adjustments recoverable or refundable                4,355     14,030
     Accounts payable                                         (2,720)     2,004
     Customer gas service and credit deposits                 (2,379)    (2,592)
     Accrued taxes                                             2,973        221
     Accrued interest                                         (1,614)      (910)
     Temporary LIFO liquidation credit                         3,021      2,924
     Other                                                      (470)      (254)
                                                             --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                   32,843     36,207
                                                             --------   --------
INVESTING ACTIVITIES:
  Capital expenditures - construction                         (9,189)    (7,770)
  Other assets                                                   416        396
                                                             --------   --------
  NET CASH USED IN INVESTING ACTIVITIES                       (8,773)    (7,374)
                                                             --------   --------
FINANCING ACTIVITIES:
  Interim loans - net                                              --    (5,400)
  Trust fund, utility construction                                 --     4,243
  Retirement of long-term debt                                (4,201)    (4,000)
  Dividends paid on common stock                              (4,786)    (5,185)
                                                             --------   --------
  NET CASH USED IN FINANCING ACTIVITIES                       (8,987)   (10,342)
                                                             --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     15,083     18,491

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,503        472
                                                              -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $17,586    $18,963
                                                             ========   ========

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

      Income taxes and interest paid (excluding capitalized
   interest) were as follows:
         For the nine months
         ended June 30,            1995            1994
         ----------------------------------------------
                                       (Thousands)

         Income taxes paid        $2,063         $5,902
         Interest paid             5,507          5,803

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


3.  COVENANTS REGARDING RETAINED EARNINGS

   The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1995, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $65.4 million.


4.  RATES AND REGULATION

4A Utility Rate Proceedings

Rate Filing. On December 16, 1994, the Company filed with the Commission proposed changes in rates that were designed to increase annual revenues by about $10.1 million, exclusive of additional charges for revenue taxes. In June 1995, the Company lowered its request by $2.9 million, to $7.2 million, which is based on a rate of return on original-cost rate base of 10.14 percent, reflecting a 12.0 percent cost of common equity.

   The Company expects that the Commission, following its usual practices, will not issue a decision regarding the Company's rate increase request until November 1995. The Company cannot predict the outcome of its rate increase request.

Environmental Cost Recovery. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and Peoples Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs over a five-year period, but required the utilities to "share" the environmental costs by disallowing rate recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In 1992, several parties, including the Company and Peoples Gas, appealed the Commission's order to the Illinois Appellate Court.
In 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings, which decision was subsequently appealed to the Illinois Supreme Court. In April 1995, the Illinois Supreme Court upheld in part and reversed in part the Commission's order. The Supreme Court upheld the Commission in ruling that environmental costs are recoverable through rates. The Supreme Court also ruled that the Commission's approval of a rate recovery method called a "rider" (the method utilized by the Company and Peoples Gas) as the preferred mechanism for recovery of environmental costs is within the Commission's authority. The Supreme Court reversed the part of the Commission's order that required the utilities to share environmental costs by disallowing recovery of carrying charges on unrecovered balances. The order was remanded to the Commission for further proceedings consistent with the Supreme Court's opinion. The Commission has until December 20, 1995 to issue its order on remand. Any change made pursuant to the Supreme Court's decision will have a prospective effect only.

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

   Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural. Charges for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap of approximately $25 million on the amount of GSR costs recoverable by Natural from the Company. However, subject to this cap, the level of costs that the Company will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. The Company is currently recovering transition costs through the Gas Charge. As of June 30, 1995, the Company has accrued $10.2 million and has made payments of $9.3 million toward the cap.

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

   The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of June 30, 1995, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $7.4 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While the Company intends to seek contribution by other entities for the costs incurred at the sites, the extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with its former manufactured gas sites. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred as of June 30, 1995, have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities at the sites will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on its financial position or results of operations. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations under a rate mechanism approved by the Commission. As of June 30, 1995, it had recovered $3.8 million of such costs through rates. (See Note 4A for a discussion of proceedings regarding the recovery of such costs through utility rates.)

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

5C Gasoline Release in Wheeling, Illinois

   In June 1995, the Company received a letter from the IEPA informing the Company that it was in noncompliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. The letter stated that the alleged violations were the result of a gasoline release which occurred in Wheeling, Illinois in June 1992 when a contractor who was installing a pipeline for the Company accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. The letter further advised that the matter had been referred to the Office of the Illinois Attorney General for the preparation of a formal enforcement complaint.

   The Company is currently evaluating this matter.


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

   As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for the Company is being amortized (credited) to operation expense. The effect is to offset increases in costs that the Company will incur during the year. In the nine months ended June 30, 1995, the Company amortized approximately $1.3 million, or $991,000 after income taxes, leaving a remaining balance of about $140,000 included in Reserves and Deferred Credits - Other.


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

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock increased $420,000, to $928,000, for the three-months ended June 30, 1995. The current three-month period benefited from higher natural gas deliveries, partly due to increased fuel usage during this year's cooler springtime weather. Earnings also benefited from the recognition of a portion of a previously announced federal income tax settlement. (See Note 6 of the Notes to Consolidated Financial Statements.)

   Net income applicable to common stock decreased $1.1 million, to $10.8 million, and $1.1 million, to $9.3 million for the current nine- and 12-month periods, respectively. Results for the current nine- and 12-month ended periods were adversely affected by a decline in natural gas deliveries resulting from weather that was 13 percent and 14 percent warmer than the respective prior periods.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:
                           Three Months Ended   Nine Months Ended    12 Months Ended
                             June 30, 1995       June 30, 1995        June 30, 1995
                          Increase/(Decrease)  Increase/(Decrease)  Increase/(Decrease)
                           from Prior Period    from Prior Period    from Prior Period
                          -------------------  -------------------  -------------------
(Thousands of dollars)        Amount     %        Amount     %         Amount     %
---------------------------------------------------------------------------------------

Net operating revenues(a)      $867     8.3     $  (971)   (2.0)      $(1,068)  (1.9)
Operation and
    maintenance expenses       (398)   (6.1)     (2,014)  (10.3)       (1,635)  (6.3)
Depreciation expense             72     4.1         306     6.1           577    8.8
Income taxes                    318   318.0         (79)   (1.2)         (567) (10.9)
Other income                      2     0.6      (1,266)  (74.6)       (1,156) (62.3)
Income deductions               252    15.7         392     7.8           282    4.2
Net Income Applicable
    to Common Stock             420    82.7      (1,060)   (8.9)       (1,092) (10.5)
-------------------------------------------------------------------------------------

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

   Net operating revenues increased $867,000, to $11.3 million, for the current three-month period, resulting mainly from higher gas deliveries reflecting the colder weather in the period and an increase in the number of customers.

   Net operating revenues decreased $971,000, to $46.6 million, and $1.1 million, to $54.1 million, for the current nine- and 12-month periods, respectively, primarily reflecting warmer weather than in the similar year-ago periods, partially offset by increased other gas deliveries.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $398,000, to $6.1 million, $2.0 million, to $17.5 million, and $1.6 million, to $24.5 million, for the three-, nine-, and 12-month periods, respectively, due principally to recognizing $240,000, $1.3 million, and $1.3 million in the respective current periods for the IRS settlement. (See Note 6 of the Notes to Consolidated Financial Statements.) Additionally, the current nine- and 12-month periods include lower environmental costs recovered through rates of $294,000 and $341,000, (see Note 4A of the Notes to Consolidated Financial Statements) and a decrease in the provision for uncollectible accounts of $174,000 and $183,000, respectively. The decrease in the current 12-month period was partially offset by an increase in group insurance expenses of $826,000 primarily due to the recognition of SFAS 106 costs.

Depreciation Expense

   Depreciation expense increased $72,000, to $1.8 million, $306,000, to $5.4 million, and $577,000, to $7.2 million for the current three-, nine-, and 12-month periods, respectively, due chiefly to depreciable property additions.

Income Taxes

   Income taxes increased $318,000, to $418,000, for the current three-month period, due mainly to higher pre-tax income.

   Income taxes, exclusive of amounts included in other income related to an IRS settlement, declined $79,000, to $6.3 million, in the current nine-month period, and $567,000, to $4.7 million, in the current 12-month period, due principally to lower pre-tax income.

Other Income

   Other income declined $1.3 million, to $432,000, and $1.2 million, to $701,000, for the current nine- and 12-month periods, respectively, due primarily to the recognition of the IRS settlement of about $1 million after income taxes in last year's similar periods (see Note 6 of the Notes of Consolidated Financial Statements) as well as reduced interest of $333,000 and $312,000, respectively, on amounts recoverable from customers.

Income Deductions

   Income deductions increased $252,000, to $1.9 million, $392,000, to $5.5 million, and $282,000, to $7.1 million, for the current three-, nine-, and 12-month periods, respectively, due principally to increased interest on amounts refundable to customers and increased interest on budget accounts. These increases were partially offset by reduced interest on long-term debt.

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








Operating Statistics.  The following table represents gas
distribution margin components:
                              Three Months Ended   Nine Months Ended   Twelve Months Ended
                                     June 30,           June 30,            June 30,
                              ------------------   -----------------   -------------------
                                  1995     1994      1995     1994       1995       1994
                                -------  -------  --------  --------   --------   --------

Operating Revenues (thousands):
  Gas sales
    Residential                 $18,205  $20,205  $ 93,283  $119,844   $104,094   $132,363
    Commercial                    2,344    3,009    13,491    20,423     14,900     22,173
    Industrial                      611      444     3,095     5,979      3,508      6,331
                                -------  -------  --------  --------   --------   --------
                                 21,160   23,658   109,869   146,246    122,502    160,867
                                -------  -------  --------  --------   --------   --------
  Transportation
    Residential                     274      248     1,049       983      1,216      1,162
    Commercial                    1,403    1,237     5,878     5,035      6,892      5,960
    Industrial                    1,136      886     4,041     3,100      4,927      3,914
                                -------  -------  --------  --------   --------   --------
                                  2,813    2,371    10,968     9,118     13,035     11,036
                                -------  -------  --------  --------   --------   --------
  Other                             249      350     1,135       843      1,353      1,084
                                -------  -------  --------  --------   --------   --------
Total Operating Revenues         24,222   26,379   121,972   156,207    136,890    172,987
Gas Costs                       (11,229) (14,232)  (67,131)  (98,529)   (73,644)  (106,706)
Revenues Taxes                   (1,682)  (1,703)   (8,202)  (10,068)    (9,097)   (11,064)
                                -------  -------  --------  --------   --------   --------
Net Operating Revenues          $11,311  $10,444  $ 46,639  $ 47,610   $ 54,149   $ 55,217
                                =======  =======  ========  ========   ========   ========
Deliveries (MMcf):
  Sales
    Residential                   3,387    2,874    17,490    18,866     18,852     20,433
    Commercial                      487      480     2,664     3,422      2,883      3,685
    Industrial                      135      102       652       924        733        988
                                -------  -------  --------  --------    -------   --------
                                  4,009    3,456    20,806    23,212     22,468     25,106
                                -------  -------  --------  --------    -------   --------
  Transportation
    Residential                     117      108       525       531        573        589
    Commercial                    1,051      918     4,960     4,715      5,509      5,277
    Industrial                    1,374    1,439     5,034     4,770      6,385      5,982
                                -------  -------  --------  --------    -------   --------
                                  2,542    2,465    10,519    10,016     12,467     11,848
                                -------  -------  --------  --------    -------   --------
Total Sales
  and Transportation              6,551    5,921    31,325    33,228     34,935     36,954
                                =======  =======  ========  ========    =======   ========
Margin per Mcf
  delivered                       $1.73    $1.76     $1.49     $1.43      $1.55      $1.49


LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1995, such restrictions amounted to $11.6 million out of total retained earnings of $65.4 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

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

   In June 1995, the Company was informed by the Illinois Environmental Protection Agency (IEPA) that an enforcement action would be brought against the Company for violating certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. According to the IEPA, the alleged violations occurred as the result of a gasoline spill which occurred in Wheeling, Illinois during June 1992 when a contractor who was installing a pipeline for the Company accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. (See Note 5C of the Notes to Consolidated Financial Statements.)

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

Credit Lines.  Peoples Gas has lines of credit of approximately
$131 million of which the Company may borrow up to $30 million to cover its projected short-term needs. Such lines of credit will expire on June 26, 1996.

Interest Coverage. Coverage ratios for the Company's fixed charges for the 12-months ended June 30, 1995 and for fiscal 1994, and 1993 were 2.99, 3.33, and 2.91, respectively. The decrease in the ratio for the current 12-months ended primarily reflects lower pre-tax income. (See Results of Operations - Net Income.)


                   PART II.   OTHER INFORMATION


Item 1.        Legal Proceedings

   See Note 5 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

                 Exhibit
                 Number                  Description of Document
                 -------          --------------------------------------
                   27             Financial Data Schedule


        b.  Reports on Form 8-K filed during the quarter ended
            June 30, 1995

               None.


                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                                            North Shore Gas Company
                                         ----------------------------
                                                 (Registrant)




          August 10, 1995               By:    /s/   K. S. BALASKOVITS
          ---------------                  ---------------------------
              (Date)                                 K. S. Balaskovits
                                           Vice President and Controller





                                                    (Same as above)
                                           ----------------------------
                                           Principal Accounting Officer