Form 10-K405
period 1995-09-30
NORTH SHORE GAS CO /IL/
filed 1995-12-21
CIK 110101

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

   (Mark One)
     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                       OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 2-35965

                             NORTH SHORE GAS COMPANY
             (Exact name of registrant as specified in its charter)

                     ILLINOIS                             36-1558720
          (State or other jurisdiction of              (IRS Employer
          incorporation or organization)               Identification No.)

     24TH FLOOR, 130 EAST RANDOLPH DRIVE, CHICAGO, ILLINOIS   60601-6207
     (Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number, including area code:         (312) 240-4000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:     NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (#229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

     None.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, without par value, 3,625,887 shares outstanding at November 30, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                    CONTENTS

                                                                           Page
Item No.                                                                    No.
--------                                                                   ----
          PART I

   1.     Business                                                           3

   2.     Properties                                                         7

   3.     Legal Proceedings                                                  8

   4.     Submission of Matters to a Vote of Security Holders                8

          PART II

   5.     Market for the Company's Common Stock and Related
              Stockholder Matters                                            8

   6.     Selected Financial Data                                            9

   7.     Management's Discussion and Analysis of Results
              of Operations and Financial Condition                         10

   8.     Financial Statements and Supplementary Data                       16

   9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           36

          PART III

  10.     Directors and Executive Officers of the Company                   37

  11.     Executive Compensation                                            39

  12.     Security Ownership of Certain Beneficial Owners and
              Management                                                    42

  13.     Certain Relationships and Related Transactions                    43

          PART IV

  14.     Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                   44

Signatures                                                                  46

Exhibit Index                                                               47

                             NORTH SHORE GAS COMPANY

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     North Shore Gas Company (Company), an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has about 133,000 residential, commercial, and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in Northeastern Illinois. It serves 54 communities and adjacent areas, including those situated along Lake Michigan from Winnetka, Illinois, to the Illinois-Wisconsin state line. This area, with an estimated population of about 400,000, contains residential concentrations and a diversity of industrial and commercial establishments, as well as some farm lands. The Company had 244 employees at September 30, 1995.

     At September 30, l995, the common stock of the Company and of its affiliate, The Peoples Gas Light and Coke Company (Peoples Gas), was wholly owned by Peoples Energy Corporation (Peoples Energy).

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

     State and federal regulators are currently evaluating ways in which the generation and distribution of electricity may be deregulated so that end users may purchase electricity from producers other than their local electric utility and require such local utility to transport the electricity so purchased, a concept commonly referred to as "retail wheeling." In the event retail wheeling were permitted in the Company's service territory, the cost of electricity would be expected to decline, thereby reducing the advantage of lower operating costs that natural gas currently enjoys over electricity.

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

SALES AND RATES

     The Company sells natural gas having an average heating value of
approximately 1,000 British thermal units (Btu's) per cubic foot.*   Sales are
made and service rendered by the Company pursuant to a rate schedule on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge and Refund Adjustments, to recover the costs incurred by the Company to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under the Company's rate schedule is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, and liquefied petroleum gas costs. In addition, under the tariffs of the Company, the difference for any fiscal year between costs recoverable through the Gas Charge and the revenues billed to customers under the Gas Charge is refunded or recovered over a 12-month billing cycle beginning the following January 1. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs), and the fiscal year-end balance is amortized over the 12-month period beginning the following January 1. The Company also has been recovering, through its rates, pipeline charges billed for transition costs resulting from the implementation of Federal Energy Regulatory Commission (FERC) Order No. 636. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     The business of the Company is influenced by seasonal weather conditions because a large element of the Company's customer load consists of space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. (For discussion of the effect of the seasonal nature of gas sales on cash flow, see Liquidity in Item 7.)

     The basic marketing plan of the Company is to maintain its existing share in all market segments and develop opportunities emerging from changes in the utility environment and technological equipment advances for new, expanded, or current natural gas applications, including cogeneration, prime movers, natural gas-fueled vehicles, and natural gas space conditioning.





--------------------------------------------------------------------------------
* All volumes of natural gas set forth in this report are stated on a 1,000 Btu (per cubic foot) billing basis. (100 cubic feet = 1 therm; 10 therms = 1 Dekatherm)

STATE LEGISLATION AND REGULATION

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

     In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and Peoples Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The part of the Commission's order that disallowed recovery of carrying charges on unrecovered balances has been reversed on appeal by the Illinois Supreme Court, which has remanded the case to the Commission. (See Note 2A of the Notes to Consolidated Financial Statements. Also see Note 13 "Events (Unaudited) Subsequent to the Auditors' Report Dated November 1, 1995.")

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Illinois Appellate Court affirmed the Commission's order on rehearing on September 21, 1995. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     The Company filed proposed changes in rates with the Commission in December 1994. (See Note 2A of the Notes to Consolidated Financial Statements. Also see Note 13 "Events (Unaudited) Subsequent to the Auditors' Report Dated November 1, 1995.")

     On September 29, 1995, the Company filed a petition with the Commission for approval of a performance-based rate program for gas costs. (See Liquidity -- Regulatory Actions in Item 7.)

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

     The Company is subject to federal and state environmental laws. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 3A of the Notes to Consolidated Financial Statements.) In addition, the Company has received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado. (See Note 3B of the Notes to Consolidated Financial Statements.) Also, the Company was informed by the Illinois Environmental Protection Agency (IEPA) that an enforcement action would be brought against the Company for violating certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. (See Note 3C of the Notes to Consolidated Financial Statements.)

     In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

ENVIRONMENTAL MATTERS

     See Note 3 of the Notes to Consolidated Financial Statements.

CURRENT GAS SUPPLY

     The Company has entered into various long-term and short-term firm gas supply contracts. When used in conjunction with contract storage and company-owned peak-shaving facilities, such supply is deemed sufficient to meet current and foreseeable peak and annual market requirements.

     Although the Company believes North American supply to be sufficient to meet U.S. market demands for the foreseeable future, it is unable to quantify or otherwise make specific representations regarding national supply availability.

     The following tabulation shows the Company's expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 1995-96 heating season:


                                        Design Peak-Day          Year of
                                          Availability           Contract
          Source                             (MDth)              Expiration
     ----------------                   ---------------         ------------
     Firm direct purchases (1)                106                1996-2000
     Liquefied petroleum gas (2)               40
     Storage gas
          Leased (3)                          165                1998-2000
          Peoples Gas - Manlove (4)            63
     Customer-owned gas (5)                    25
                                              ---
     Total expected design
     peak-day availability                    399
                                              ---
                                              ---


(1) Consists of firm gas purchases from non-pipeline suppliers delivered utilizing firm pipeline transportation. The majority of the gas purchase contracts are negotiated annually. The term of the transportation contracts varies with the longest term being 5 years.

(2) Reflects derating of capacity, as accepted by the Commission Staff in Docket 91-0581.

(3) Consists of leased storage services required to meet design day requirements with contract lengths varying from 3 to 5 year terms.

(4) Manlove Field, Peoples Gas' underground storage facility located near Champaign, Illinois, has a seasonal top-gas capacity (excluding volumes required to support late-season peaking requirements) of approximately 33,000 MDth, of which approximately 1,914 MDth is dedicated to the Company. For the 1995-96 heating season, the Company has contracts for a maximum daily deliverability of 63 MDth.

(5) Consists of gas supplies purchased directly from producers and marketers by the utilities' commercial, industrial, and larger residential customers.

     The sources of gas supply (including gas transported for customers) in thousands of dekatherms (MDth) for the Company for the three fiscal years ended September 30, 1995, 1994, and 1993, were as follows:


                                                      1995      1994      1993
                                                     ------    ------    ------
     Source:
       Natural Gas Pipeline Co. (a)                      --     2,384    12,293

     Other suppliers (b)                             20,294    23,415    12,297
       Liquefied petroleum gas produced                   9        79        61
       Customer-owned gas -- received                12,379    12,017    11,956
       Underground storage -- net                     3,059      (718)      (80)
       Company use, franchise requirements,
         and unaccounted-for gas                       (636)     (339)     (381)
                                                     ------    ------    ------
             Total (c)                               35,105    36,838    36,146
                                                     ------    ------    ------
                                                     ------    ------    ------


(a)  The DMQ-1 supply contract terminated on November 30, 1993.

(b) The Company purchases significant quantities of gas directly from various suppliers. Commencing December 1, 1993, Natural unbundled its rates and all purchases are from non-pipeline suppliers.

(c)  See "Gas Sold and Transported" in Item 6.


ITEM 2.  PROPERTIES

     All of the principal plants and properties of the Company have been maintained in the ordinary course of business and are believed to be in satisfactory operating condition. The following is a brief description of the principal plants and operating units of the Company.

     The distribution system of the Company, at September 30, 1995, consisted of approximately 2,000 miles of distribution mains and necessary pressure regulators, approximately 121,000 services (pipe connecting the mains with piping on the customers' premises), and approximately 136,000 meters installed on customers' premises. Also, the Company's transmission system consists of approximately 15 miles of transmission pipeline. In addition, the Company has liquefied petroleum gasification and storage facilities. It also owns and has a substantial investment in office and service buildings, garages, repair shops, and motor vehicles, together with the equipment, tools, and fixtures necessary to conduct utility business.

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

     Substantially all of the physical properties now owned or hereafter acquired by the Company are subject to (a) the first-mortgage lien of the Company's mortgage to First Trust of Illinois, National Association, as Trustee, to secure the principal amount of the Company's outstanding first mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.

ITEM 3.  LEGAL PROCEEDINGS

     See Notes 2 and 3 of the Notes to Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.




                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company is a wholly owned subsidiary of Peoples Energy.

ITEM 6.  SELECTED FINANCIAL DATA (a)



For fiscal years ended September 30,                  1995      1994      1993      1992      1991
-----------------------------------------------------------------------------------------------------
OPERATING RESULTS (thousands)
Operating Revenues:
  Residential                                       $104,034  $130,654  $121,733  $100,673  $ 95,963
  Commercial                                          14,677    21,834    20,539    17,430    18,299
  Industrial                                           3,321     6,392     5,161     3,610     4,023
  Transportation of customer-owned gas (b)            13,188    11,185    11,751    10,419    11,942
  Other                                                1,309     1,060     1,041       708       614
-----------------------------------------------------------------------------------------------------
   Total Operating Revenues                         $136,529  $171,125  $160,225  $132,840  $130,841
Less -- Gas costs                                     72,815   105,042    93,800    71,418    77,614
     -- Revenue taxes                                  9,158    10,962    10,622     9,212     8,786
-----------------------------------------------------------------------------------------------------
   Net Operating Revenues                           $ 54,556  $ 55,121  $ 55,803  $ 52,210  $ 44,441
Net income applicable to common stock               $  9,048  $ 10,378  $  8,973  $ 12,527  $  6,603
Dividends declared on common stock                  $  5,947  $  7,107  $  6,672  $  2,538  $  1,595
-----------------------------------------------------------------------------------------------------
ASSETS AT YEAR-END (thousands)
Property, plant and equipment                       $272,869  $259,375  $248,580  $227,557  $203,412
Less -- Accumulated depreciation                      86,950    80,639    75,110    70,425    65,937
-----------------------------------------------------------------------------------------------------
   Net Property, Plant and Equipment                $185,919  $178,736  $173,470  $157,132  $137,475
Total assets                                        $234,633  $234,364  $235,431  $208,297  $176,110
Capital expenditures -- construction                $ 14,901  $ 12,595  $ 22,824  $ 26,061  $ 18,308
-----------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (thousands)
Common equity                                       $ 86,781  $ 83,680  $ 80,409  $ 78,108  $ 68,119
Long-term debt                                        72,724    76,925    80,925    56,053    56,688
-----------------------------------------------------------------------------------------------------
 Total Capitalization                               $159,505  $160,605  $161,334  $134,161  $124,807
-----------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (per cent)
Common equity                                             54        52        50        58        55
Long-term debt                                            46        48        50        42        45
-----------------------------------------------------------------------------------------------------
 Total Capitalization                                    100       100       100       100       100
-----------------------------------------------------------------------------------------------------
GAS SOLD AND TRANSPORTED (thousands of dekatherms)
Gas Sales:
  Residential                                         19,062    20,228    20,009    19,202    18,220
  Commercial                                           2,873     3,641     3,529     3,638     3,564
  Industrial                                             702     1,005       953       825       829
Transportation of customer-owned gas (b)              12,468    11,964    11,655    11,657    11,311
-----------------------------------------------------------------------------------------------------
 Total Gas Sales and Transportation                   35,105    36,838    36,146    35,322    33,924
Margin per Dth delivered                            $   1.55  $   1.50  $   1.54  $   1.48  $   1.31
-----------------------------------------------------------------------------------------------------
NUMBER OF CUSTOMERS (average)
Residential                                          122,591   119,190   116,644   114,357   111,783
Commercial                                             7,674     7,656     7,493     7,306     7,080
Industrial                                               820       802       809       695       635
Transportation (b)                                     1,626     1,479     1,399     1,471     1,543
-----------------------------------------------------------------------------------------------------
 Total Customers                                     132,711   129,127   126,345   123,829   121,041
-----------------------------------------------------------------------------------------------------
DEGREE DAYS                                            5,897     6,701     6,679     6,320     5,927
Per cent of normal (6,536)                                90       103       102        97        91
-----------------------------------------------------------------------------------------------------

(a) The Company is a wholly owned subsidiary of Peoples Energy; therefore, per-share data are omitted.
(b)  Includes commercial, industrial, and larger residential customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

     Net income applicable to common stock decreased $1.3 million, to $9 million, in fiscal 1995 from 1994, due principally to weather that was 12 per cent warmer than in 1994, decreasing net income by about $1.6 million. Also contributing to the year-to-year earnings decline were increases in interest expense together with a lower amortization of deferred tax credits. Partially offsetting these items was higher non-weather related gas deliveries. In addition, fiscal 1995 benefited from the sale of certain oil and gas rights.

     In 1994, net income applicable to common stock increased $1.4 million, to $10.4 million. Results for the fiscal year included the recording of one-half of an Internal Revenue Service (IRS) income tax settlement that increased net income by $1.1 million. (See Note 6D of the Notes to Consolidated Financial Statements.)

     Earnings for fiscal 1996 are expected to be positively affected by the Company's higher rates for service that were put into effect in November 1995. (See Note 2A of the Notes to Consolidated Financial Statements. Also see Note 13 "Event (Unaudited) Subsequent to the Auditors' Report Dated
November 1, 1995.")

     A summary of variations affecting income between years is presented below, with explanations of significant differences following:

                                                                    Fiscal 1995         Fiscal 1994
                                                                     over 1994           over 1993
                                                               -------------------- -------------------
                                                                 Amount              Amount
                                                                 (000's)   Per Cent  (000's)   Per Cent
-------------------------------------------------------------------------------------------------------
Net operating revenues (a)                                     $  (565)     (1.0)   $ (682)     (1.2)
Operation and maintenance expenses                              (1,903)     (7.2)     (937)     (3.4)
Depreciation expense                                               378       5.5       668      10.8
Other income                                                    (1,339)    (68.1)      972      97.7
Income deductions                                                  551       8.3      (559)     (7.7)
Net income applicable to common stock                           (1,330)    (12.8)    1,405      15.7
-------------------------------------------------------------------------------------------------------
(a) Operating revenues, net of gas costs and revenue taxes.



NET OPERATING REVENUES

     Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1J of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the state and various municipalities.

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

     Net operating revenues decreased $565,000, to $54.6 million, in 1995, due primarily to a decline in natural gas deliveries of 1.7 Bcf, to 35.1 Bcf, reflecting weather that was 12 per cent warmer than in 1994 and 10 per cent warmer than normal. Partially offsetting the effect of the milder weather, was higher gas deliveries reflecting an increase of about 3,600 customers over the 1994 level.

     In 1994, net operating revenues declined $682,000, to $55.1 million, attributable mainly to a decrease of $1.6 million in environmental costs recovered through rates partially offset by higher gas deliveries reflecting an increase of approximately 2,800 customers over the prior period. The total fiscal 1994 weather impact was comparable with fiscal 1993.

     See Other Matters -- Operating Statistics for details of selected financial and operating information by gas service classification.

OPERATION AND MAINTENANCE EXPENSES

     Operation and maintenance expenses decreased $1.9 million, in 1995, to $24.6 million, due chiefly to recognizing approximately $1.5 million for the fiscal 1995 portion of the IRS settlement (see Note 6D of the Notes to Consolidated Financial Statements), together with lower environmental costs recovered through rates. These decreases were partially offset by incurred reengineering costs.

     In 1994, operation and maintenance expenses decreased $937,000, to $26.5 million, due principally to lower environmental costs and injuries and damages expenses, offset in part, by increased legal and group insurance expenses, largely related to postretirement benefits.

DEPRECIATION EXPENSE

     Depreciation expense increased $378,000, to $7.2 million, in 1995, and $668,000, to $6.9 million, in 1994, due primarily to depreciable property additions.

OTHER INCOME

     Other income declined $1.3 million, to $628,000, in 1995, due principally to the 1994 recognition of the IRS settlement of $1.1 million after income taxes (see Notes 4 and 6D of the Notes to Consolidated Financial Statements) and lower interest income on amounts recoverable from customers. These decreases were partially offset by higher interest income resulting from larger cash balances and higher interest rates.

     In 1994, other income increased $972,000, to $2.0 million, due mainly to recording the aforementioned IRS settlement.

INCOME DEDUCTIONS

     Income deductions increased $551,000, to $7.2 million, in 1995, due largely to interest on amounts refundable to customers, offset, in part, by reduced interest on long-term debt reflecting less principal outstanding.

     In 1994, income deductions declined $559,000, to $6.7 million, due primarily to reduced interest on long-term debt reflecting less principal outstanding at lower rates.

OTHER MATTERS

EFFECT OF WEATHER. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

ACCOUNTING STANDARDS. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the expected costs of such benefits during the employees' years of service. (See Note 5B of the Notes to Consolidated Financial Statements.)

     Effective October 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. (See Note 5C of the Notes to Consolidated Financial Statements.)

FERC ORDER 636 COSTS. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Illinois Appellate Court affirmed the Commission's order on rehearing on September 21, 1995. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

REENGINEERING STUDY. The Company is undertaking a major project to reengineer its business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness. The project commenced in September 1994 and is expected to continue for at least two years.

OPERATING STATISTICS. The following table represents gas distribution margin components:

                                  For fiscal years ended September 30,
                                  ------------------------------------
                                       1995      1994      1993
                                    ---------  --------  --------
Operating Revenues (thousands):
  Gas sales
    Residential                      $104,034  $130,654  $121,733
    Commercial                         14,677    21,834    20,539
    Industrial                          3,321     6,392     5,161
                                     --------  --------  --------
                                      122,032   158,880   147,433
                                     --------  --------  --------

  Transportation
    Residential                         1,233     1,150     1,437
    Commercial                          6,859     6,049     6,239
    Industrial                          5,096     3,986     4,075
                                     --------  --------  --------
                                       13,188    11,185    11,751
                                     --------  --------  --------

  Other                                 1,309     1,060     1,041
                                     --------  --------  --------

Total Operating Revenues              136,529   171,125   160,225
Less -- Gas Costs                      72,815   105,042    93,800
     -- Revenues Taxes                  9,158    10,962    10,622
                                     --------  --------  --------
Net Operating Revenues               $ 54,556  $ 55,121  $ 55,803
                                     --------  --------  --------
                                     --------  --------  --------

Deliveries (MDth):
  Gas Sales
    Residential                        19,062    20,228    20,009
    Commercial                          2,873     3,641     3,529
    Industrial                            702     1,005       953
                                     --------  --------  --------
                                       22,637    24,874    24,491
                                     --------  --------  --------

  Transportation
    Residential                           579       579       801
    Commercial                          5,518     5,263     5,149
    Industrial                          6,371     6,122     5,705
                                     --------  --------  --------
                                       12,468    11,964    11,655
                                     --------  --------  --------

Total Gas Sales
 and Transportation                    35,105    36,838    36,146
                                     --------  --------  --------
                                     --------  --------  --------

Margin per Dth delivered             $   1.55  $   1.50  $   1.54


LIQUIDITY

SOURCE OF FUNDS. The Company has access to outside capital markets and to internal sources of funds that together provide sufficient resources to meet capital requirements. It does not anticipate any changes that would materially alter its current liquidity position.

     Due to the seasonal nature of gas usage, a major portion of cash collections occurs between December and May. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the Company may borrow on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings, or refinanced on a permanent basis with debt or equity, depending on capital market conditions and capital structure considerations.

CREDIT LINES. Peoples Gas has lines of credit of approximately $131.1 million of which the Company may borrow up to $30 million. At September 30, 1995, Peoples Gas and the Company had unused credit available from banks of approximately $130.2 million. (See Note 8 of the Notes to Consolidated Financial Statements.)

CASH FLOW ACTIVITIES. Net cash provided by operating activities in 1995 decreased by $800,000, due primarily to changes related to gas costs recoverable, gas sales revenues refundable, and net receivables, largely offset by increases associated with gas in storage, deferred income taxes, and other assets. In 1994, net cash provided by operating activities rose by $10.1 million, principally resulting from increases relating to rate adjustments recoverable or refundable and accounts receivable. These increases were partially offset by decreases associated with accounts payable, deferred charges, and deferred taxes.

     Net cash used in investing activities for 1995, 1994, and 1993 mainly represents the level of capital expenditures in the respective years.

     Net cash used in financing activities in 1995 reflects lower dividends paid on common stock resulting from the reduction in net income. In 1994, net cash used in financing activities includes the retirement of long-term debt and interim loans.

INDENTURE RESTRICTIONS. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1995, such restrictions amounted to $11.6 million out of total retained earnings of $62 million. (See Note 11 of the Notes to Consolidated Financial Statements.)

INTEREST COVERAGE. The fixed charges coverage ratios for the Company for fiscal 1995, 1994, and 1993 were 2.93, 3.33, and 2.91, respectively. The decrease in the ratio for the current fiscal year primarily reflects lower pre-tax income resulting from warmer weather. (See Results of Operations -- Net Income.) In addition, the ratios for fiscal years 1995 and 1994 reflect the recording of an IRS settlement in income. (See Note 6D of the Notes to Consolidated Financial Statements.)

DEBT RATINGS. The long-term debt of the Company is rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Corporation. There has been no change in these ratings since fiscal 1985. The commercial paper of the Company has the top rating from the major rating agencies.

ENVIRONMENTAL MATTERS. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3A of the Notes to Consolidated Financial Statements.)

     In February 1994, the Company received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. In November 1994, the Company filed a declaratory judgment action asking the court to declare that the Company is not liable for response costs relating to the site. (See Note 3B of the Notes to Consolidated Financial Statements.)

     In June 1995, the Company was informed by the Illinois Environmental Protection Agency (IEPA) that an enforcement action would be brought against the Company for violating certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. According to the IEPA, the alleged violations occurred as the result of a gasoline spill that occurred in Wheeling, Illinois during June 1992 when a contractor who was installing a pipeline for the Company accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. The Company is currently evaluating this matter. (See Note 3C of the Notes to Consolidated Financial Statements. Also see Note 13 "Events (Unaudited) Subsequent to the Auditors' Report Dated November 1, 1995".)

REGULATORY ACTIONS. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company and Peoples Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The part of the Commission's order that disallowed recovery of carrying charges on unrecovered balances has been reversed on appeal by the Illinois Supreme Court, which has remanded the case to the Commission. (See Note 2A of the Notes to Consolidated Financial Statements. Also see Note 13 "Events (Unaudited) Subsequent to the Auditors' Report Dated November 1, 1995".)

     The Company filed proposed changes in rates with the Commission in December 1994. (See Note 2A of the Notes to Consolidated Financial Statements. Also see
Note 13 "Events (Unaudited) Subsequent to the Auditors' Report Dated November 1, 1995".)

     On September 29, 1995, the Company filed a petition with the Commission for approval of a performance-based rate program (PBR Program) for gas costs. The objectives of the PBR Program are to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, the Company would share equally with gas sales customers the savings or costs from the program. The PBR Program would be for a pilot period covering fiscal years 1996 through 1998 and was filed pursuant to a new provision of the Illinois Public Utilities Act which allows experiments in performance-based rates. The Commission has commenced hearings on the PBR Program proposals.


CAPITAL RESOURCES

CAPITAL SPENDING. Capital expenditures for additions, replacements, and improvements to the utility plant were $14.9 million in 1995, $12.6 million in 1994, and $22.8 million in 1993.

     Expenditures in fiscal 1995 increased $2.3 million, due primarily to higher expenditures for mains and services for the distribution system. The decline in fiscal 1994 expenditures from 1993 was largely the result of completing, in the prior year, a second pipeline supply connection project that was undertaken to enhance gas supply. Capital expenditures for fiscal 1993 included $9 million and for the pipeline project.

     While capital expenditures for fiscal 1996 are estimated to be $12.7 million, a decrease of $2.2 million from 1995, the 1996 amount reflects a level that is consistent with the financial goals of the Company and that maintains system safety.

     Fiscal 1996 sinking fund requirements for long-term debt are $4 million. (See Note 7B of the Notes to Consolidated Financial Statements.)

     The Company anticipates that future cash needs for capital expenditures and sinking fund requirements and maturities will be met through internally generated funds, intercompany loans from Peoples Energy, borrowing arrangements with banks and/or the issuance of commercial paper on an interim basis, and periodic long-term financing involving equity or first mortgage bonds.

BONDS ISSUED. On March 30, 1993, the Company filed a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, the Company issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 per cent, due May 1, 2003. (See Note 7A of the Notes to Consolidated Financial Statements.)

     Additional bonds are issuable by the Company, upon approval by the Commission, subject to limitations imposed by certain restrictive provisions of the Company's open-end mortgage and supplements thereto. These restrictions are not expected to have an impact on the Company's ability to issue additional debt, as needed.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                Page
                                                                ----

Statement of Management's Responsibility                         17

Report of Independent Public Accountants                         18

Consolidated Statements of Income for fiscal years ended
     September 30, 1995, 1994, and 1993                          19

Consolidated Statements of Retained Earnings for fiscal
     years ended September 30, 1995, 1994, and 1993              19

Consolidated Statements of Cash Flows for fiscal years ended
     September 30, 1995, 1994, and 1993                          20

Consolidated Balance Sheets at September 30, 1995 and 1994       21

Consolidated Capitalization Statements at September 30, 1995
     and 1994                                                    22

Notes to Consolidated Financial Statements                       23

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To North Shore Gas Company:

      We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of North Shore Gas Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies at September 30, 1995 and 1994, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies at September 30, 1995 and 1994, and the results of their operations and cash flows for each of the three years in the period ended
September 30, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  ARTHUR ANDERSEN LLP






Chicago, Illinois
November 1, 1995

CONSOLIDATED STATEMENTS OF INCOME


                                             North Shore Gas Company
-------------------------------------------------------------------------
For fiscal years ended September 30,        1995      1994       1993
-------------------------------------------------------------------------
                                                   (Thousands)
Operating Revenues:
Gas sales                                 $122,032  $158,880  $147,433
Transportation of customer-owned gas        13,188    11,185    11,751
Other                                        1,309     1,060     1,041
-------------------------------------------------------------------------
Total Operating Revenues                   136,529   171,125   160,225
-------------------------------------------------------------------------
Operating Expenses:
Gas costs                                   72,815   105,042    93,800
Operation (see Note 6D)                     21,595    23,434    24,164
Maintenance                                  3,000     3,064     3,271
Depreciation                                 7,238     6,860     6,192
Taxes - Income                               4,859     4,731     4,788
      - State and local revenue              9,158    10,962    10,622
      - Other                                2,224     1,952     2,182
-------------------------------------------------------------------------
Total Operating Expenses                   120,889   156,045   145,019
-------------------------------------------------------------------------
Operating Income                            15,640    15,080    15,206
-------------------------------------------------------------------------
Other Income:
Interest income                                564       397       663
Miscellaneous (see Note 4)                      64     1,570       332
-------------------------------------------------------------------------
Total Other Income                             628     1,967       995
-------------------------------------------------------------------------
Gross Income                                16,268    17,047    16,201
-------------------------------------------------------------------------
Income Deductions:
Interest on long-term debt                   5,788     6,205     6,606
Other interest                               1,291       322       480
Amortization of debt discount and expense      117       121       112
Miscellaneous                                   24        21        30
-------------------------------------------------------------------------
Total Income Deductions                      7,220     6,669     7,228
-------------------------------------------------------------------------
Net Income Applicable to Common Stock     $  9,048  $ 10,378  $  8,973
-------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                             North Shore Gas Company
-------------------------------------------------------------------------
For fiscal years ended September 30,        1995      1994       1993
-------------------------------------------------------------------------
                                                   (Thousands)
Balance at Beginning of Year              $ 58,923  $ 55,652  $ 53,351
  Add - Net Income                           9,048    10,378     8,973
  Deduct - Dividends declared on
   common stock                              5,947     7,107     6,672
-------------------------------------------------------------------------
Balance at End of Year                    $ 62,024  $ 58,923  $ 55,652
-------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             North Shore Gas Company
-------------------------------------------------------------------------
For fiscal years ended September 30,        1995      1994       1993
-------------------------------------------------------------------------
                                                   (Thousands)
OPERATING ACTIVITIES:
Net Income                               $   9,048  $ 10,378 $   8,973
Adjustments to reconcile net income
 to net cash:
   Depreciation                              7,238     6,860     6,192
   Deferred income taxes and
    investment tax
      credits -- net                         3,339    (2,354)      702
   Change in deferred credits and other
    liabilities                             (1,146)     (332)    2,952
   Change in other assets                      573    (5,787)     (395)
   Other                                         8         5         8
   Change in current assets and
    liabilities:
      Receivables -- net                       131     4,372    (4,573)
      Accrued unbilled revenues               (355)    1,478      (768)
      Gas in storage                         9,025    (2,070)       20
      Gas costs recoverable                 (1,671)    6,077    (3,628)
      Payables                                 351    (2,358)    4,286
      Customer gas service and credit
       deposits                               (313)    1,294      (324)
      Accrued taxes                           (846)     (898)    2,215
      Gas sales revenue refundable           1,168     8,818       155
      Accrued interest                        (966)      638       215
      Other                                   (217)       46        70
-------------------------------------------------------------------------

Net Cash Provided by Operating Activities   25,367    26,167    16,100
-------------------------------------------------------------------------

INVESTING ACTIVITIES:
Capital expenditures -- construction       (14,901)  (12,595)  (22,824)
Other assets                                   480       469       294
-------------------------------------------------------------------------

Net Cash Used in Investing Activities      (14,421)  (12,126)  (22,530)
-------------------------------------------------------------------------

FINANCING ACTIVITIES:
Interim loans -- net                            --    (5,400)  (14,600)
Issuance of long-term debt                      --        --    40,000
Trust fund, utility construction                --     4,243    (4,243)
Retirement of long-term debt                (4,201)   (4,000)  (11,566)
Dividends paid on common stock              (6,164)   (6,853)   (5,874)
-------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing
 Activities                                (10,365)  (12,010)    3,717
-------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                   581     2,031    (2,713)
Cash and Cash Equivalents at Beginning
 of Year                                     2,503       472     3,185
-------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year  $  3,084  $  2,503  $    472
-------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

                                                                              North Shore Gas Company
-----------------------------------------------------------------------------------------------------
At September 30,                                                                 1995        1994
-----------------------------------------------------------------------------------------------------
                                                                                  (Thousands)
PROPERTIES AND OTHER ASSETS
-----------------------------------------------------------------------------------------------------
Capital Investments:
Property, plant and equipment, at original cost                               $272,869     $259,375
Less -- Accumulated depreciation                                                86,950       80,639
-----------------------------------------------------------------------------------------------------
Net property, plant and equipment                                              185,919      178,736
Other investments                                                                  104          112
-----------------------------------------------------------------------------------------------------
Total Capital Investments -- Net                                               186,023      178,848
-----------------------------------------------------------------------------------------------------
Current Assets:
Cash                                                                               239          353
Cash equivalents                                                                 2,845        2,150
Receivables --
     Customers, net of allowance for uncollectible
        accounts of $698 and $889, respectively                                  4,574        5,173
     Other                                                                         594          126
Accrued unbilled revenues                                                        2,716        2,361
Materials and supplies, at average cost                                          2,199        1,953
Gas in storage, at last-in, first-out cost                                      18,396       27,421
Gas costs recoverable through rate adjustments                                   4,073        2,402
Prepayments                                                                        347          377
-----------------------------------------------------------------------------------------------------
Total Current Assets                                                            35,983       42,316
-----------------------------------------------------------------------------------------------------
Other Assets:
Regulatory assets (see Note 1B)                                                  9,999       10,330
Deferred charges                                                                 2,628        2,870
-----------------------------------------------------------------------------------------------------
Total Other Assets                                                              12,627       13,200
-----------------------------------------------------------------------------------------------------
Total Properties and Other Assets                                             $234,633     $234,364
-----------------------------------------------------------------------------------------------------


CAPITALIZATION AND LIABILITIES
-----------------------------------------------------------------------------------------------------
Capitalization (see Consolidated Capitalization Statements)                   $159,505     $160,605
-----------------------------------------------------------------------------------------------------
Current Liabilities:
Accounts payable                                                                14,289       13,938
Dividends payable on common stock                                                1,595        1,813
Customer gas service and credit deposits                                         5,564        5,877
Sinking fund payments and maturities, due within one year --
     Long-term debt                                                              4,000        4,000
Accrued taxes                                                                    1,269        2,115
Gas sales revenue refundable through rate adjustments                           10,944        9,776
Accrued interest                                                                 1,772        2,738
-----------------------------------------------------------------------------------------------------
Total Current Liabilities                                                       39,433       40,257
-----------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Deferred income taxes -- primarily accelerated depreciation (see Note 6B)       19,094       13,894
Investment tax credits being amortized over
     the average lives of related property                                       3,905        4,052
Other                                                                           12,696       15,556
-----------------------------------------------------------------------------------------------------
Total Deferred Credits and Other Liabilities                                    35,695       33,502
-----------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                          $234,633     $234,364
-----------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED CAPITALIZATION STATEMENTS



                                                                              North Shore Gas Company
-----------------------------------------------------------------------------------------------------------
At September 30,                                                                 1995        1994
-----------------------------------------------------------------------------------------------------------
                                                                       (Thousands, except number of shares)
Common Stockholder's Equity:
Common stock, without par value --
     Authorized 5,000,000 shares
     Outstanding 3,625,887 shares                                             $ 24,757     $ 24,757
Retained earnings (see Consolidated Statements
     of Retained Earnings)                                                      62,024       58,923
-----------------------------------------------------------------------------------------------------------
Total Common Stockholder's Equity                                               86,781       83,680
-----------------------------------------------------------------------------------------------------------

Long-Term Debt:
Exclusive of sinking fund payments and maturities
     due within one year
First Mortgage Bonds --
        10.20% Series I, due October 27, 1997                                    8,000       12,000
        8% Series J, due November 1, 2020                                       24,774       24,925
        6-3/8% Series K, due October 1, 2022                                    24,950       25,000
        6.37% Series L, due May 1, 2003 (see Note 7A)                           15,000       15,000
-----------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                            72,724       76,925
-----------------------------------------------------------------------------------------------------------
Total Capitalization                                                          $159,505     $160,605
-----------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             NORTH SHORE GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A   Principles of Consolidation

     All subsidiaries are included in the consolidated financial statements.
All significant intercompany transactions have been eliminated in consolidation. Certain items previously reported for years prior to 1995 have been reclassified to conform with the current-year presentation.

1B   Regulated Operations

     The Company's utility operations are subject to regulation by the Commission. Regulated operations are accounted for in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent certain costs that are expected to be recovered from customers through the ratemaking process. When incurred, such costs are deferred as assets in the balance sheet and subsequently recorded as expenses when those same amounts are reflected in rates.

     The following regulatory assets were reflected in Other Assets in the Consolidated Balance Sheets at September 30, 1995 and 1994:


-------------------------------------------------------------------------------
                                                               1995      1994
-------------------------------------------------------------------------------
                                                                (Thousands)
Environmental costs, net of recoveries (see Note 3A)          $7,689    $7,211
Transition costs from pipeline supplier (see Note 2B)          1,600     2,200
Interest on gas sales revenue refundable                         222       558
Rate case expenses                                               216        --
Energy conservation plan expenses                                103       190
Discount, premium, expenses, and loss on reacquired bonds        147       151
Other                                                             22        20
-------------------------------------------------------------------------------
Total regulatory assets                                       $9,999    $10,330
-------------------------------------------------------------------------------

1C   Concentration of Credit Risk

     The Company provides natural gas service to about 133,000 customers within approximately 275 square miles in Northeastern Illinois. Credit risk for the Company is spread over a diversified base of residential, commercial, and industrial retail sales and transportation customers.

     The Company encourages customers to participate in its long-standing budget payment program that allows the cost of higher gas consumption levels, associated with the heating season, to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, when appropriate, to minimize uncollectible write-offs.

1D   Revenue Recognition

     Gas sales revenues for retail customers are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

1E   Property, Plant and Equipment

     Property, plant and equipment is stated at original cost and includes appropriate amounts of payroll taxes, employee benefit costs, administrative costs, and an allowance for funds used during construction.

1F   Maintenance and Depreciation

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

     The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:

     For fiscal years ended September 30,     1995      1994      1993
     ------------------------------------     ----      ----      ----
     Provision for depreciation               3.1%      3.2%      3.1%

1G   Statement of Cash Flows

     For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

     Income taxes and interest paid (excluding capitalized interest) were as follows:

     For fiscal years ended September 30,     1995      1994      1993
     ------------------------------------     ----      ----      ----
                                                     (Thousands)
     Income taxes paid                       $  839    $8,085    $3,145
     Interest paid                            6,354     6,617     6,819

1H   Accounts Payable

     The Company utilizes controlled disbursement banking arrangements under which certain bank accounts have negative book balances due to checks in transit. The negative balances are classified as Accounts Payable.

1I   Income Taxes

     The Company follows the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on the Company, certain adjustments made to deferred income taxes are, in turn, debited or credited to regulatory assets or liabilities. (See Note 6B.)

     Each company within the consolidated group nets its income tax related regulatory assets and liabilities. At September 30, 1995 and 1994, net regulatory income tax liabilities recorded in Other Liabilities equaled $5.8 million and $6.2 million, respectively.

     Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

     The preceding deferred-tax and tax-credit accounting conforms with regulations of the Commission.

1J   Recovery of Gas Costs, Including Charges for Transition Costs

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

     Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 2A and 2B.)

1K   Gas in Storage

     Storage injections are priced at the fiscal-year average of costs of natural gas purchased. Withdrawals from storage are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory, at September 30, 1995 and 1994, exceeded the LIFO cost by approximately $26 million and $35 million, respectively.


2.  RATES AND REGULATION

2A   Utility Rate Proceedings

RATE FILING. On December 16, 1994, the Company filed with the Commission proposed changes in rates. The Company is seeking changes in rates that are designed to increase annual revenues by about $6.7 million, exclusive of additional charges for revenue taxes, based on a rate of return on original-cost rate base of 9.97 per cent, which reflects an 11.7 per cent cost of common equity.

     On October 16, 1995, the Commission's hearing examiners issued a recommended order under which the Company would receive a revenue increase of approximately $5.5 million based on a 9.75 per cent rate of return on original-cost rate base, which reflects an 11.30 per cent cost of common equity. The Commission is expected to issue its order no later than mid November 1995. The Company cannot predict the outcome of its rate increase request.

ENVIRONMENTAL COST RECOVERY. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs incurred by Illinois utilities, including the Company and Peoples Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs over a five-year period, but required the utilities to "share" the environmental costs by disallowing rate recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In 1992, several parties, including the Company and Peoples Gas, appealed the Commission's order to the Illinois Appellate Court.
In 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings, which decision was subsequently appealed to the Illinois Supreme Court. In April 1995, the Illinois Supreme Court upheld in part and reversed in part the Commission's order. The Supreme Court upheld the Commission in ruling that environmental costs are recoverable through rates. The Supreme Court also ruled that the Commission's approval of a rate recovery method called a "rider" (the method utilized by the Company and Peoples Gas) as the preferred mechanism for recovery of environmental costs is within the Commission's authority. The Supreme Court reversed the part of the Commission's order that required the utilities to share environmental costs by disallowing recovery of carrying charges on unrecovered balances. The order was remanded to the Commission for further proceedings consistent with the Supreme Court's opinion. The Commission has until December 20, 1995 to issue its order on remand. (See Note 3A.)

FERC ORDER 636 COST RECOVERY. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from the Company's gas service customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commission's orders on rehearing to the Illinois Appellate Court. The Illinois Appellate Court, on September 21, 1995, affirmed the Commission's order. A group of industrial transportation customers of Illinois utilities gave notice of their intent to appeal the Appellate Court's order to the Illinois Supreme Court. If the Illinois Supreme Court accepts the appeal, any change made by it to the Commission's order would have a prospective effect only. (See Notes 1J and 2B.)

2B   FERC Orders 636, 636-A, and 636-B

     FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural. Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap on the amount of GSR costs recoverable by Natural from the Company. For the Company, that cap is approximately $25 million. However, subject to this cap, the level of costs that the Company will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. The Company is currently recovering transition costs through the Gas Charge. At September 30, 1995, the Company has made payments of
$10.9 million and has accrued an additional $1.6 million, toward the cap.

     The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company. (See Notes 1J and 2A.)


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

     In September 1990, the Company entered into an Administrative Order on Consent (AOC) with the EPA and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of the Waukegan I Site. The RI/FS is comprised of an investigation to determine the nature and extent of contamination at the site and a feasibility study to develop and evaluate possible remedial actions. Other parties identified as PRPs did not enter into the AOC. Under the terms of the AOC, the Company is responsible for the cost of the RI/FS. The Company believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has agreed to share equally with the Company in funding of the RI/FS cost, without prejudice to GMC's or the Company's right to seek a lesser cost responsibility at a later date.

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

     The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 1995, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $7.7 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the extent of such contributions cannot be determined at this time.

     The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with its former manufactured gas sites. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at September 30, 1995, have not been reduced to reflect recoveries from insurance carriers.

     Costs incurred by the Company for environmental activities at the sites will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on financial position or results of operations. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations under a rate mechanism approved by the Commission. At
September 30, 1995, it had recovered $3.9 million of such costs through rates. (See Note 2A for a discussion of proceedings regarding the recovery of such costs through utility rates.)

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

     In November 1994, the Company filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asks the court to declare that the Company is not liable for response costs incurred or to be incurred at the Denver site. Salomon has filed a counterclaim for costs incurred and to be incurred by Salomon and Shattuck with respect to the site.

3C   Gasoline Release in Wheeling, Illinois

     In June 1995, the Company received a letter from the IEPA informing the Company that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. The letter states that the alleged violations are the result of a gasoline release that occurred in Wheeling, Illinois in June 1992 when a contractor who was installing a pipeline for the Company accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. The letter further advises that the matter has been referred to the Office of the Illinois Attorney General for the preparation of a formal enforcement complaint. The Company has been informed that four other entities have received a similar letter.

     The Company is currently evaluating this matter.


4.  OTHER INCOME - MISCELLANEOUS


For fiscal years ended September 30,                   1995      1994      1993
--------------------------------------------------------------------------------
                                                             (Thousands)
Interest on amounts recoverable from customers          $20     $  412     $272
Income tax settlement (see Note 6D)                      --      1,454       --
Income taxes on income tax settlement (see Note 6D)      --       (356)      --
Other                                                    44         60       60
--------------------------------------------------------------------------------
Total other income - miscellaneous                      $64     $1,570     $332
--------------------------------------------------------------------------------


5.  RETIREMENT AND POSTEMPLOYMENT BENEFITS

5A   Pension Benefits

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

     Net pension cost for all plans for fiscal 1995, 1994, and 1993 included the following components:

                                                       1995      1994     1993
--------------------------------------------------------------------------------
                                                              (Millions)
Service cost--benefits earned during year             $ 1.0      $ 1.1    $ 1.2
Interest cost on projected benefit obligations          2.0        2.0      2.2
Actual return on plan assets (gain) loss               (4.5)      (0.4)    (3.2)
Net amortization and deferral                           2.3       (1.8)     0.8
--------------------------------------------------------------------------------
Net pension cost                                      $ 0.8      $ 0.9    $ 1.0
--------------------------------------------------------------------------------

     The calculation of pension cost assumed a long-term rate of return on assets of 7.5 per cent for 1993 through 1995.

     The following table shows the estimated funded status of the Company's pension plans at September 30, 1995 and 1994.


                                                                 1995      1994
--------------------------------------------------------------------------------
                                                                   (Millions)
Plan assets at market value                                      $31.9    $30.8
--------------------------------------------------------------------------------
Actuarial present value of plan benefits:
   Vested                                                         18.9     23.0
   Non-vested                                                      2.9      3.2
--------------------------------------------------------------------------------
Accumulated benefit obligation                                    21.8     26.2
Effect of projected future compensation increases                  6.5      6.8
--------------------------------------------------------------------------------
Projected benefit obligation                                      28.3     33.0
--------------------------------------------------------------------------------
Excess (deficiency) of plan assets over projected
 benefit obligation                                                3.6     (2.2)
Less:
    Unrecognized transition asset                                  0.4      0.3
    Unrecognized prior service cost                               (0.2)    (0.2)
    Unrecognized net gain (loss)                                   3.4     (1.0)
--------------------------------------------------------------------------------
Accrued pension liability                                      $    --   $ (1.3)
--------------------------------------------------------------------------------

     The projected benefit obligation, which is based on an October 1 measurement date, was determined using a discount rate of 7 per cent for 1995 and 6.5 per cent for 1994, and assumed future compensation increases of 5 per cent for each year. Plan assets consist primarily of marketable equity and fixed-income securities.

5B   Other Postretirement Benefits

     The Company also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. The plans are funded based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law.

     The Company adopted SFAS No. 106 effective October 1, 1993. SFAS No. 106 requires the accrual of the expected costs of such benefits during the employees' years of service. Due to regulatory treatment, the adoption of SFAS No. 106 did not have a material effect on financial position or results of operations.

     Net postretirement benefit cost for all plans for fiscal 1995 and 1994 included the following components:

--------------------------------------------------------------------------------
                                                            1995           1994
--------------------------------------------------------------------------------
                                                                 (Millions)
Service cost - benefits earned during year                  $ 0.2         $ 0.3
Interest cost on projected benefit obligations                0.7           0.6
Actual return on plan assets (gain) loss                     (0.1)           --
Amortization of transition obligation                         0.4           0.4
Net amortization and deferral                                 0.1            --
--------------------------------------------------------------------------------
Net postretirement benefit cost                             $ 1.3         $ 1.3
--------------------------------------------------------------------------------

     The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 7.5 per cent for 1994 and 1995.

     The Company recognized total postretirement costs of $1.3 million during fiscal 1995. Of this amount, $700,000 was funded through trust funds for future benefit payments. Such costs during fiscal year 1994 were $1.3 million, of which $777,000 was funded.

     The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1995 and 1994:


--------------------------------------------------------------------------------
                                                            1995           1994
--------------------------------------------------------------------------------
                                                                 (Millions)
Plan assets at market value                                 $ 1.5        $  0.6
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
     Retirees                                                 5.5           4.7
     Fully eligible active plan participants                  1.2           1.6
     Other active plan participants                           2.3           2.2
--------------------------------------------------------------------------------
Total APBO                                                    9.0           8.5
--------------------------------------------------------------------------------
Excess (deficiency) of plan assets over the APBO             (7.5)         (7.9)
     Less:
         Unrecognized transition obligation                  (7.7)         (8.1)
         Unrecognized net gain                                0.2           0.2
--------------------------------------------------------------------------------
Accrued postretirement benefit liability                    $  --        $   --
--------------------------------------------------------------------------------

     The total APBO, which is based on an October 1 measurement date, was determined using a discount rate of 6.5 per cent for 1995 and 7.75 per cent for 1994, and assumed future compensation increases of 5 per cent for each year. The unfunded obligation is being amortized over 20 years. Plan assets consist primarily of marketable equity and fixed-income securities.

     For measurement purposes, a health care cost trend rate of 9.6 per cent was assumed for fiscal 1996, and that rate thereafter will decline to 3.75 per cent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1995, by $612,000 and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $89,000 annually.

5C   Postemployment Benefits

     In November 1992, the Financial Accounting Standards Board issued SFAS No.
112. This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. The Company adopted SFAS No. 112 effective October 1, 1994. Implementation of this statement did not have a material effect on financial position or results of operations.


6.  TAX MATTERS

6A   Provision for Income Taxes


For fiscal years ended September 30,                        1995               1994                 1993
------------------------------------------------------------------------------------------------------------
                                                                            (Thousands)
Current:
     Federal                                               $1,337              $6,152              $3,464
     State                                                    183               1,290                 623
------------------------------------------------------------------------------------------------------------
     Total current income taxes                             1,520               7,442               4,087
------------------------------------------------------------------------------------------------------------
Deferred:
     Federal                                                2,797              (1,863)                577
     State                                                    688                (333)                197
------------------------------------------------------------------------------------------------------------
     Total deferred income taxes                            3,485              (2,196)                774
------------------------------------------------------------------------------------------------------------
Investment tax credits - net:
     Federal                                                 (191)               (195)               (196)
     State                                                     45                  36                 123
------------------------------------------------------------------------------------------------------------
     Total investment tax credits - net                      (146)               (159)                (73)
------------------------------------------------------------------------------------------------------------
Total provision for income taxes                            4,859               5,087               4,788
Less - Included in other income or operation expense           --                 356                  --
------------------------------------------------------------------------------------------------------------
Total provision for operating income taxes                 $4,859              $4,731              $4,788
------------------------------------------------------------------------------------------------------------

6B   Deferred Income Taxes

     Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
At September 30,                                      1995           1994
-------------------------------------------------------------------------------
                                                          (Thousands)
Deferred tax liabilities:
     Property - accelerated depreciation
          and other property related items           $20,718        $19,316
     Gas costs reconciliation                          1,394            551
     Other                                             1,638             98
-------------------------------------------------------------------------------
     Total deferred income tax liabilities            23,750         19,965
-------------------------------------------------------------------------------
Deferred tax assets:
     Net regulatory liabilities - income
          tax amounts                                 (2,304)        (2,460)
     Unamortized investment credits                   (1,549)        (1,607)
     Other                                              (803)        (2,004)
-------------------------------------------------------------------------------
     Total deferred income tax assets                 (4,656)        (6,071)
-------------------------------------------------------------------------------
Net deferred income tax liabilities                  $19,094        $13,894
-------------------------------------------------------------------------------

6C   Tax Rate Reconciliation

     The following is a reconciliation between the computed federal income tax expense (tax rate of 35 per cent for 1995 and 1994, and 34.75 per cent for 1993, times pre-tax book income) and the total provision for federal income tax expenses:

-----------------------------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,            1995                        1994                           1993
-----------------------------------------------------------------------------------------------------------------------------
                                                      Per Cent                      Per Cent                      Per Cent
                                                        of                            of                            of
                                       Amount         Pre-tax        Amount         Pre-tax        Amount         Pre-tax
                                       (000's)        Income         (000's)         Income        (000's)         Income
-----------------------------------------------------------------------------------------------------------------------------
Computed federal income
     tax expense                       $4,547          35.00         $5,065          35.00         $4,454          34.75
Amortization of deferred taxes           (256)         (1.97)          (594)         (4.10)          (201)         (1.57)
Other, net                               (348)         (2.68)          (377)         (2.61)          (408)         (3.19)
-----------------------------------------------------------------------------------------------------------------------------
Total provision for federal
     income taxes                      $3,943          30.35         $4,094          28.29         $3,845          29.99
-----------------------------------------------------------------------------------------------------------------------------


6D   Income Tax Settlement

     On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in 1994 payments of principal and interest to the Company in total amount of approximately $3 million, or $2.2 million after income taxes. The Company received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included
$1.4 million, or $1.1 million after income taxes, in income in 1994. The amount after income taxes was included in Other Income - Miscellaneous. At September 30, 1994, approximately $1.4 million was included in Deferred Credits and Other Liabilities - Other.

     As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for the Company was amortized (credited) to operation expense. The effect was to offset increases in costs that the Company would incur during the year. In fiscal 1995, the Company amortized approximately $1.4 million, or $1.1 million after income taxes.


7.  LONG-TERM DEBT


7A   Issuance of Bonds

     In March 1993, the Company filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. In May 1993, the Company issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 per cent due May 1, 2003. Proceeds of the offering were used to refund approximately $11 million aggregate principal amount of the Company's previously issued first mortgage bonds and for general corporate purposes. The Company may issue all or a portion of the remaining bonds early in fiscal 1997. Proceeds of any future offering will be used for general corporate purposes.

7B   Sinking Fund Requirements

     At September 30, 1995, long-term debt sinking fund requirements of the Company for fiscal years 1996 through 1998 amount to $4 million each year.

7C   Fair Value of Financial Instruments

     At September 30, 1995, the carrying amount of the Company's long-term debt of $72.7 million had an estimated fair value of $76.6 million. At September 30, 1994, the carrying amount of the Company's long-term debt of $76.9 million had an estimated fair value of $77 million. The estimated fair value of the Company's long-term debt is based on quoted market prices or yields for issues with similar terms and remaining maturities. Since the Company is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments would not be realized by the Company's shareholder. The carrying amount of all other financial instruments approximates fair value.


8.  SHORT-TERM BORROWINGS AND CREDIT LINES


At September 30,                                     1995           1994
--------------------------------------------------------------------------------
                                                         (Thousands)
Bank Loans
Peoples Gas
     8.75% due November 6, 1995                     $    900       $     --
     7.75% due December 22, 1994                          --            900
--------------------------------------------------------------------------------
Available Lines of Credit at End of Year
     Unused bank lines                              $130,150       $130,150
--------------------------------------------------------------------------------

     Short-term cash needs of the Company and Peoples Gas are met through intercompany loans from Peoples Energy, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans and commercial paper issuances cannot at any time exceed total bank credit then in effect.

     At September 30, 1995 and 1994, Peoples Gas and the Company had combined lines of credit totaling $131.1 million. Of this amount, the Company can borrow up to $30 million. Agreements covering $93.7 million of the total will expire on June 26, 1996; the agreement covering the remaining $37.4 million will expire on January 31, 1997. Such lines of credit cover projected short-term credit needs of Peoples Gas and the Company and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. Payment for the lines of credit is by fee.


9.  CAPITAL COMMITMENTS

     Total contract and purchase order commitments of the Company at September 30, 1995, amounted to approximately $730,000.

10.  ASSETS SUBJECT TO LIEN

     The Indenture of Mortgage, dated April 1, 1955, as supplemented, securing the first mortgage bonds issued by the Company, constitutes a direct, first-mortgage lien on substantially all property owned by the Company.


11.  COVENANTS REGARDING RETAINED EARNINGS

     The Company's indenture relating to the first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1995, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $62 million.


12.  QUARTERLY FINANCIAL DATA (Unaudited)

     The fluctuation in quarterly results is primarily due to the seasonal nature of the gas distribution business. Results for the first quarter of fiscal 1994 include the recording of one-half of an IRS settlement, in income, increasing net income by $1.1 million. The fiscal 1995 portion of the settlement was amortized to operation expense over the entire year. (See Note 6D.)


                                                                   Net Income
                                     Operating      Operating     Applicable to
Fiscal Quarters                       Revenues       Income       Common Stock
--------------------------------------------------------------------------------
                                                  (Thousands)
 1995
     Fourth                           $14,557        $  (184)       $(1,758)
     Third                             24,222          2,471            928
     Second                            56,765          8,154          6,406
     First                             40,985          5,199          3,472

--------------------------------------------------------------------------------
 1994
     Fourth                           $14,920        $  (145)       $(1,488)
     Third                             26,379          1,801            508
     Second                            80,033          7,882          6,375
     First                             49,793          5,542          4,983

--------------------------------------------------------------------------------


13.  EVENTS (UNAUDITED) SUBSEQUENT TO THE AUDITORS' REPORT DATED NOVEMBER
1, 1995

RATES AND REGULATION

Utility Rate Proceedings

RATE ORDER. On November 8, 1995, subsequent to the date of the auditors' report, the Commission issued an order approving changes in rates of the Company that are designed to increase annual revenues by approximately $5.6 million, exclusive of additional charges for revenue taxes. The Company was allowed a rate of return on original-cost rate base of 9.75 per cent which reflects an
11.30 per cent cost of common equity. The new rates were implemented on November 14, 1995. Various parties filed petitions for rehearing of the Commission's order. On December 20, 1995, the Commission denied those petitions. The parties may appeal the Commission's order to the Illinois Appellate Court. (See Note 2A.)

ENVIRONMENTAL COST RECOVERY. On November 21, 1995, subsequent to the date of the auditors' report, the Commission entered its order on remand in its consolidated proceedings regarding the appropriate ratemaking treatment of environmental costs incurred by Illinois utilities, including the Company and Peoples Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations. Consistent with the Illinois Supreme Court's April 20, 1995 decision, the Commission, in its order on remand, reversed its earlier order to allow utilities to recover carrying charges on such environmental costs incurred on and after April 20, 1995, the date of the Supreme Court's decision. (See Note 2A.)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS


                                                                     Company
        Name, Principal Occupation,                    Age at      Directorship
          and Other Directorships                     11-30-95        Since
------------------------------------------------      --------     ------------
Kenneth S. Balaskovits                                    53           1993
     Vice President and Controller
     of the Company, Peoples Energy,
     and Peoples Gas; Director of Peoples Gas.

J. Bruce Hasch                                            57           1986
     President and Chief Operating Officer of
     the Company, Peoples Energy, and Peoples
     Gas; Director of Peoples Energy and
     Peoples Gas.

James Hinchliff                                           55           1985
     Senior Vice President and General Counsel
     of the Company, Peoples Energy,
     and Peoples Gas; Director of Peoples Gas.

Michael S. Reeves                                         60           1988
     Executive Vice President of the Company,
     Peoples Energy, and Peoples Gas;
     Director of Peoples Energy and Peoples Gas.

Richard E. Terry                                          58           1982
     Chairman of the Board and Chief Executive
     Officer of the Company, Peoples Energy, and
     Peoples Gas; Director of Peoples Energy
     and Peoples Gas.  Mr. Terry is also a
     director of Harris Bankcorp, Inc.,
     Harris Trust and Savings Bank, Bankmont
     Financial Corp., and Amsted Industries.

IDENTIFICATION OF EXECUTIVE OFFICERS

                                       Position at                     Age at           Position
       Name                         November 30, 1995                 11-30-95         Held Since
----------------------        -----------------------------           --------         ----------
Kenneth S. Balaskovits        Vice President and Controller              53                1993

Frank H. Blackmore            Vice President                             60                1989

Emmet P. Cassidy              Secretary and Treasurer                    62                1989

Patrick J. Doyle              Vice President                             58                1985

Joan T. Gagen                 Vice President                             44                1994

J. Bruce Hasch                President and Chief Operating              57                1990
                                  Officer

James Hinchliff               Senior Vice President and                  55                1989
                                  General Counsel

John C. Ibach                 Vice President                             48                1992

Donald H. Keller              Vice President                             62                1986

Thomas J. O'Sullivan          Division Vice President                    53                1992

Thomas M. Patrick             Vice President                             49                1989

James D. Pitts, Jr.           Vice President                             57                1989

Michael S. Reeves             Executive Vice President                   60                1987

Richard E. Terry              Chairman of the Board and                  58                1990
                                  Chief Executive Officer


     Directors and executive officers of the Company were elected to serve for a term of one year or until their successors are duly elected and qualified, except for Messrs. Keller and O'Sullivan, who were appointed.

     There are no family relationships among directors and executive officers of the Company.

     All of the directors and executive officers of the Company have been continuously employed by the Company and/or its affiliates in various capacities for at least five years.

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

                           SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                                           Annual Compensation                   Awards
                                           -------------------        --------------------------
                                                                      Restricted                      All Other
                                                                         Stock          Options/      Compen-
      Name and                                                        Awards(1)(2)        SARs        sation(3)
  Principal Position           Year       Salary($)      Bonus($)         ($)             (#)            ($)
-----------------------        ----       ---------      --------     ------------      --------      ---------
Richard E. Terry               1995       $455,300       $137,200       $137,119         21,400        $12,354
Chairman and                   1994        421,250        117,100        113,281         14,400         12,638
Chief Executive Officer        1993        415,000         30,400        110,413         14,600         12,277

Donald H. Keller               1995        143,100         14,700              0          6,000          4,293
Vice President                 1994        137,250         23,200              0          4,800          4,118
                               1993        135,200          4,700              0          4,800          3,978

(1) The total number of restricted shares held by Mr. Terry and the aggregate market value of such shares at September 30, 1995, was 12,825 shares valued at $352,688. Dividends are paid on the restricted shares at the same time and at the same rate as dividends paid to all shareholders of common stock. Aggregate market value is based on a per share price of $27.50, the closing price of Peoples Energy's stock on the New York Stock Exchange composite transactions on September 29, 1995.

(2) Restricted stock awards granted to date vest in equal annual increments over a five year period. If a recipient's employment with the Company terminates, other than by reason of death, disability or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. In addition, the Compensation-Nominating Committee (and with respect to the CEO, the Compensation-Nominating Committee, subject to the approval of the non-management directors) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the Long-Term Incentive Compensation Plan. Total restricted stock awarded to Mr. Terry for 1993 constitutes 3,650 shares of which 730 shares vested in 1994, 730 shares vested in 1995, 730 shares will vest in 1996, 730 shares will vest in 1997, and the remaining 730 shares will vest in 1998. Total restricted stock awarded to Mr. Terry for 1994 constitutes 3,625 shares of which 725 shares vested in 1995, 725 shares will vest in 1996, 725 shares will vest in 1997, 725 shares will vest in 1998, and the remaining 725 shares will vest in 1999. Total restricted stock awarded to Mr. Terry for 1995 constitutes 5,325 shares of which 1,065 shares will vest in 1996, 1,065 shares will vest in 1997, 1,065 shares will vest in 1998, 1,065 shares will vest in 1999, and the remaining 1,065 shares will vest in 2000.

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


                        OPTIONS/SAR GRANTS IN FISCAL 1995


                                INDIVIDUAL GRANTS

                                          % of Total
                                         Options/SARs
                            Options/      Granted to     Exercise                       Grant
                              SARs         Employees      or Base                       Date
                            Granted        in Fiscal       Price      Expiration       Present
     Name                    (#)(1)         Year (2)     ($/Share)       Date         Value($)(3)
----------------             ------      -------------   ---------    ----------      -----------
Richard E. Terry             21,400            15%         $25.69      05-Oct-04        $97,370
Chairman and
Chief Executive
Officer

Donald H. Keller              6,000              4          25.69      05-Oct-04         27,300
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

(2) Based on 71,500 Options and 71,500 SARs granted to all employees during fiscal 1995.

(3) Present value is determined using a variation of the Black-Scholes Model. The model assumes: a) that Options and SARs are exercised two years after the date of grant -- the average time Options and SARs were held by recipients under Peoples Energy's Long-Term Incentive Compensation Plan over the past ten years; b) use of an interest rate equal to the interest rate on a U.S. Treasury security with a maturity date corresponding to the assumed exercise date; c) a level of volatility calculated using weekly stock prices for the two years prior to the date of grant; d) that no adjustments were made for an expected dividend yield; and e) that no adjustments were made for non-transferability or risk of forfeiture. This is a theoretical value for the Options and SARs. The amount realized from an Option or an SAR ultimately depends upon the excess of the market value of Peoples Energy's stock over the exercise price on the date the option or SAR is exercised.

                 AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1995
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                        Number of                        Value of Unexercised In-
                                                                 Unexercised Options/SARs                the-Money Options/SARs at
                                                                   at Fiscal Year-End(#)                    Fiscal Year-End ($)
                          Shares                              -------------------------------         ------------------------------
                        Acquired On         Value
     Name               Exercise(#)       Realized ($)        Exercisable       Unexercisable         Exercisable      Unexercisable
----------------        -----------       ------------        -----------       -------------         -----------      -------------
Richard E. Terry             0               $0.00              29,000              21,400               $0.00             $38,734
Chairman and
Chief Executive
Officer

Donald H. Keller             0                0.00               9,600               6,000                0.00              10,860
Vice President


                               PENSION PLAN TABLE

                                                         Years of Service
Average Annual         ---------------------------------------------------------------------------------------
Compensation             20                  25                  30                  35                  40
--------------         -------             -------             -------             -------            --------
  $150,000             $54,872             $68,590             $82,308             $91,683            $101,058
   200,000              74,872              93,590             112,308             124,808             137,308
   250,000              94,872             118,590             142,308             157,933             173,558
   300,000             114,872             143,590             172,308             191,058             209,808
   350,000             134,872             168,590             202,308             224,183             246,058
   400,000             154,872             193,590             232,308             257,308             282,308
   450,000             174,872             218,590             262,308             290,433             318,558
   500,000             194,872             243,590             292,308             323,558             354,808
   550,000             214,872             268,590             322,308             356,683             391,058
   600,000             234,872             293,590             352,308             389,808             427,308
   650,000             254,872             318,590             382,308             422,933             463,558


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

     At September 30, 1995, the credited years of retirement benefit service for the individuals listed in the Summary Compensation Table were as follows: Mr. Terry, 31 years; and Mr. Keller, 40 years. The benefits shown in the foregoing table are subject to maximum limitations under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Should these benefits at the time of retirement exceed the then-permissible limits of the applicable Act, the excess would be paid by the Company as supplemental pensions pursuant to Peoples Energy's Supplemental Retirement Benefit Plan. The benefits shown give effect to these supplemental pension benefits.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     At November 30, 1995, voting securities of the Company were beneficially owned as follows:

   Title of                                           Number of      Per Cent of
    Class               Name and Address             Shares Owned       Class
------------        --------------------------       ------------    -----------
Common Stock        Peoples Energy Corporation
  without           130 East Randolph Drive
 par value          Chicago, Illinois  60601           3,625,887         100
                                                       ---------         ---
                                                       ---------         ---

SECURITY OWNERSHIP OF MANAGEMENT

     No equity securities of the Company are beneficially owned directly or indirectly by any director or officer of the Company.

     Shares of common stock, without par value, of Peoples Energy beneficially owned directly or indirectly by all directors and certain executive officers of the Company and all directors and executive officers of the Company as a group at November 30, 1995, are as follows:

                                                    Shares of Peoples Energy
                                                   Common Stock Beneficially
             Name                                 Owned at November 30, 1995 (1)
     ----------------------                       --------------------------
     Kenneth S. Balaskovits*                            11,980  (2)(3)
     J. Bruce Hasch*                                    47,127  (2)(3)
     James Hinchliff*                                   31,595  (2)(3)
     Donald H. Keller                                   11,454  (2)(3)
     Michael S. Reeves*                                 36,246  (2)(3)
     Richard E. Terry*                                  69,504  (2)(3)

     All directors and officers of the Company
         as a group, including those named above
         (14 in number)                                330,938  (1)(2)(3)


                           * Director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

(1) The total of 330,938 shares held by all directors and executive officers as a group is less than one per cent of Peoples Energy's outstanding common stock. Unless otherwise indicated, each individual has sole voting and investment power with respect to the shares of common stock attributed to him in the table.

(2) Includes shares that the following have a right to acquire within 60 days following November 30, 1995, through the exercise of stock options granted under the Long-Term Incentive Compensation Plan of Peoples Energy: Messrs. Balaskovits, 5,500; Hasch, 15,400; Hinchliff, 10,000; Keller, 7,800; Reeves, 10,000; Terry, 25,200; and all executive officers of the Company, as a group, 140,200.

(3) Includes shares of restricted stock awarded under the Long-Term Incentive Compensation Plan of Peoples Energy, the restrictions on which had not lapsed at November 30, 1995, as follows: Messrs. Balaskovits, 2,970; Hasch, 8,240; Hinchliff, 5,290; Reeves, 5,290; Terry, 14,055; and all executive officers as a group, 45,665. Owners of shares of restricted stock have the right to vote such shares and to receive dividends thereon but have no investment power with respect to such shares until the restrictions thereon lapse.


CHANGES IN CONTROL

     None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


(a)  1.   Financial Statements:                                  Page
                                                                 ----

          See Part II, Item 8.                                    16

     2.   Financial Statement Schedules:

          Schedule
           Number
          --------

            VIII    Valuation and Qualifying Accounts             45

     3.   Exhibits:

          See Exhibit Index on page 47.

(b)  Reports on Form 8-K filed during the final quarter of fiscal year 1995:

          None.

                                                                   SCHEDULE VIII

                NORTH SHORE GAS COMPANY AND SUBSIDIARY COMPANIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                   (Thousands)



                     Column A                                 Column B              Column C           Column D            Column E
-------------------------------------------------            ------------           ---------     ---------------------    ---------
                                                                                    Additions         Deductions
                                                                                    ---------     ---------------------
                                                                                     Charged        Charges for the
                                                               Balance               to costs     purpose for which the     Balance
                                                             at beginning              and        reserves or deferred     at end of
                    Description                               of period              expenses     credits were created      period
-------------------------------------------------            ------------           ---------     ---------------------    ---------
                                                  Fiscal Year Ended September 30, 1995
                                                  ------------------------------------
RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                            $889                $677                $868              $698

                                                  Fiscal Year Ended September 30, 1994
                                                  ------------------------------------
RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                            $855                $854                $820              $889


                                                  Fiscal Year Ended September 30, 1993
                                                  ------------------------------------
RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                            $586                $797                $528              $855

                                     - 45 -

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NORTH SHORE GAS COMPANY

Date:  December 21, 1995                By:    /s/    RICHARD E. TERRY
       -----------------                     ------------------------------
                                                       Richard E. Terry
                                               Chairman of the Board and Chief
                                               Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 1995.


/s/   RICHARD E. TERRY                Chairman of the Board and Chief Executive
---------------------------------        Officer and Director
       Richard E. Terry                  (Principal Executive Officer)


/s/   KENNETH S. BALASKOVITS          Vice President and Controller and Director
---------------------------------        (Principal Financial and
       Kenneth S. Balaskovits            Accounting Officer)


/s/   J. BRUCE HASCH                  Director
---------------------------------
       J. Bruce Hasch


/s/   JAMES HINCHLIFF                 Director
---------------------------------
       James Hinchliff


/s/   MICHAEL S. REEVES               Director
---------------------------------
       Michael S. Reeves

                NORTH SHORE GAS COMPANY AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX

(a)  The exhibits listed below are filed herewith and made a part hereof:

     Exhibit
     Number                    Description of Document
     -------   -----------------------------------------------------------------
     3(a)      Amendment to the Articles of Incorporation of the Registrant,
                    dated April 24, 1995.

     3(b)      Articles of Incorporation of the Registrant, as last amended, dated April 24, 1995.

     10(a)     ETS Service Agreement between the Company and ANR Pipeline
                    Company, dated September 21, 1994.

     10(b)     FSS Service Agreement between the Company and ANR Pipeline
                    Company, dated September 21, 1994.

     10(c)     Transportation Rate Schedule FTS Agreement between the Company and Natural Gas Pipeline Company of America, dated September 22, 1995.

     10(d)     Storage Rate Schedule NSS Agreement between the Company and
                    Natural Gas Pipeline Company of America, dated October 19, 1995.

     10(e)     Transportation Rate Schedule FTS Agreement between the Company and Natural Gas Pipeline Company of America, dated October 19, 1995.

     10(f)     Storage Rate Schedule DSS Agreement between the Company and
                    Natural Gas Pipeline Company of America, dated December 1, 1995.

     12        Statement re:  Computation of Ratio of Earnings to Fixed Charges.

     23        Arthur Andersen LLP consent to incorporation by reference in
                    Registration Statement No. 33-60256

     27        Financial Data Schedule

                NORTH SHORE GAS COMPANY AND SUBSIDIARY COMPANIES

(b) Exhibits listed below have been filed heretofore with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

     Exhibit
     Number                            Description of Document
     -------        ------------------------------------------------------------

     3(c) By-Laws of the Registrant, as amended on December 7, 1994 (Registrant Form 10-K for fiscal year ended September 30, 1994, Exhibit 3(b)).

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