Form 10-Q
period 1995-12-31
NORTH SHORE GAS CO /IL/
filed 1996-02-13
CIK 110101

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


(Mark One)

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1995

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,625,887 shares of Common Stock, without par value, outstanding at January 31, 1996.

                     PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
                              North Shore Gas Company
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                 Three Months Ended    Twelve Months Ended
                                    December 31,           December 31,
                                 ------------------    --------------------
                                   1995      1994         1995       1994
                                 -------    -------     --------   --------
                                                (Thousands)
OPERATING REVENUES:
  Gas sales                      $38,853    $36,741     $124,145   $149,317
    Transportation of customer-
    owned gas                      4,118      3,570       13,735     11,490
  Other                              188        674          822      1,509
                                 -------    -------     --------   --------
    Total Operating Revenues      43,159     40,985      138,702    162,316
                                 -------    -------     --------   --------
OPERATING EXPENSES:
  Gas costs                       21,758     23,160       71,412     97,470
  Operation                        5,387      5,042       21,940     23,177
  Maintenance                        763        715        3,049      3,130
  Depreciation                     1,791      1,732        7,296      7,038
  Taxes- Income                    3,265      1,998        6,127      4,372
       - State & local revenue     2,981      2,612        9,527     10,408
       - Other                       492        527        2,189      1,984
                                 -------    -------     --------   --------
    Total Operating Expenses      36,437     35,786      121,540    147,579
                                 -------    -------     --------   --------
OPERATING INCOME                   6,722      5,199       17,162     14,737
                                 -------    -------     --------   --------
OTHER INCOME AND (DEDUCTIONS):
  Interest income                    114         15          663        389
  Interest on long-term debt      (1,394)    (1,498)      (5,801)    (6,221)
  Other interest expense            (323)      (271)      (1,343)      (439)
  Miscellaneous - net                 62         27           75        401
                                 -------    -------     --------   --------
    Total Other Income
      and Deductions              (1,541)    (1,727)      (6,406)    (5,870)
                                 -------    -------     --------   --------
NET INCOME APPLICABLE
  TO COMMON STOCK                $ 5,181    $ 3,472     $ 10,756   $  8,867
                                 =======    =======     ========   ========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          North Shore Gas Company
                        CONSOLIDATED BALANCE SHEETS

                                             December 31,                December 31,
                                                1995      September 30,     1994
                                             (Unaudited)     1995        (Unaudited)
                                             -----------  ------------   ------------
                                                           (Thousands)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:

Property, plant and equipment,
   at original cost                             $275,402    $272,869     $262,116
     Less - Accumulated depreciation              88,292      86,950       82,288
       Net property, plant and equipment         187,110     185,919      179,828
Other investments                                    102         104          108
                                                --------    --------     --------
     TOTAL CAPITAL INVESTMENTS - NET             187,212     186,023      179,936
                                                --------    --------     --------
CURRENT ASSETS:

Cash                                                 615         239          327
Cash equivalents                                      --       2,845           --
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $821,
     $698, and $718, respectively                 15,960       4,574       14,123
   Other                                           1,335         594        1,622
Accrued unbilled revenues                          8,339       2,716        8,913
Materials and supplies, at average cost            2,292       2,199        1,997
Gas in storage, at last-in, first-out cost        17,078      18,396       19,744
Gas costs recoverable through rate adjustments     3,914       4,073        4,220
Prepayments                                          143         347          169
                                                --------    --------     --------
     TOTAL CURRENT ASSETS                         49,676      35,983       51,115
                                                --------    --------     --------
OTHER ASSETS:

Regulatory assets                                 11,170       9,999       10,420
Deferred charges                                   2,672       2,628        2,953
                                                --------    --------     --------
     TOTAL OTHER ASSETS                           13,842      12,627       13,373
                                                --------    --------     --------
       TOTAL PROPERTIES AND OTHER ASSETS        $250,730    $234,633     $244,424
                                                ========    ========     ========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                 North Shore Gas Company
                               CONSOLIDATED BALANCE SHEETS

                                            December 31,              December 31,
                                               1995     September 30,    1994
                                            (Unaudited)     1995      (Unaudited)
                                            ----------- ------------- ------------
                                                  (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 5,000,000 shares
       Outstanding - 3,625,887 shares           $ 24,757    $ 24,757     $ 24,757
   Retained earnings                              64,631      62,024       60,873
                                                --------    --------     --------
       Total Common Stockholder's Equity          89,388      86,781       85,630
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year    64,704      72,724       72,863
                                                --------    --------     --------
       TOTAL CAPITALIZATION                      154,092     159,505      158,493
                                                --------    --------     --------
CURRENT LIABILITIES:

Interim loans                                     11,125          --       10,135
Accounts payable                                  18,399      14,289       15,705
Dividends payable on common stock                  2,574       1,595        1,523
Customer gas service and credit deposits           6,015       5,564        7,316
Sinking fund payments and maturities,
   due within one year -
     Long-term debt                                8,000       4,000        4,000
Accrued taxes                                      6,326       1,269        3,696
Gas sales revenue refundable through
   rate adjustments                                5,765      10,944        9,720
Accrued interest                                   1,032       1,772        1,107
Temporary LIFO liquidation credit                  1,389          --         (822)
                                                --------    --------     --------
       TOTAL CURRENT LIABILITIES                  60,625      39,433       52,380
                                                --------    --------     --------
DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily
   accelerated depreciation                       19,472      19,094       14,614
Investment tax credits being amortized
   over the average lives of related property      3,865       3,905        4,015
Other                                             12,676      12,696       14,922
                                                --------    --------     --------
       TOTAL DEFERRED CREDITS AND
          OTHER LIABILITIES                       36,013      35,695       33,551
                                                --------    --------     --------
       TOTAL CAPITALIZATION AND LIABILITIES     $250,730    $234,633     $244,424
                                                ========    ========     ========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                               North Shore Gas Company
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                            Three Months Ended
                                                               December 31,
                                                           -------------------
                                                             1995       1994
                                                           --------  ---------
                                                               (Thousands)
OPERATING ACTIVITIES:
  Net Income                                               $ 5,181   $  3,472
  Adjustments to reconcile net income to net cash:
    Depreciation                                             1,791      1,732
    Deferred income taxes and investment tax credits - net     249        599
    Change in deferred credits and other liabilities            69      (550)
    Change in other assets                                  (1,215)      (172)
    Other                                                        2          4
    Change in current assets and liabilities:
     Receivables - net                                     (12,127)   (10,447)
     Accrued unbilled revenues                              (5,623)    (6,552)
     Gas in storage                                          1,318      7,677
     Gas costs recoverable                                     159    (1,818)
     Accounts payable                                        4,110      1,767
     Customer gas service and credit deposits                  451      1,439
     Accrued taxes                                           5,057      1,581
     Gas sales revenue refundable                           (5,179)       (56)
     Accrued interest                                         (740)    (1,631)
     Temporary LIFO liquidation credit                       1,389      (822)
     Other                                                     111        165
                                                           --------  ---------
  NET CASH USED IN OPERATING ACTIVITIES                     (4,997)    (3,612)
                                                           --------  ---------
INVESTING ACTIVITIES:
  Capital expenditures - construction                       (3,187)    (2,974)
  Other assets                                                 205        150
                                                           --------  ---------
  NET CASH USED IN INVESTING ACTIVITIES                     (2,982)    (2,824)
                                                           --------  ---------
FINANCING ACTIVITIES:
  Interim loans - net                                       11,125     10,135
  Retirement of long-term debt                              (4,020)    (4,062)
  Dividends paid on common stock                            (1,595)    (1,813)
                                                           --------  ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                  5,510      4,260
                                                           --------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (2,469)    (2,176)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             3,084      2,503
                                                           --------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   615   $    327
                                                           ========  =========

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

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

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

2B  Regulated Operations

      The Company's utility operations are subject to regulation by the Illinois Commerce Commission (Commission). Regulated operations are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent certain costs that are expected to be recovered from customers through the ratemaking process. When incurred, such costs are deferred as assets in the balance sheet and subsequently recorded as expenses when those same amounts are reflected in rates.

2C Statement of Cash Flows

      For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

      Income taxes and interest paid (excluding capitalized
   interest) were as follows:
         For the three months
         ended December 31,         1995          1994
         -----------------------------------------------
                                        (Thousands)

         Income taxes paid        $  (547)       $  618
         Interest paid              2,309         2,456

2D Income Taxes

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

2E Recovery of Gas Costs, Including Charges for Transition Costs

      Pursuant to Federal Energy Regulatory Commission (FERC)
   Order 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 4A and 4B.)

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


3.  COVENANTS REGARDING RETAINED EARNINGS

   The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1995, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $64.6 million.


4.  RATES AND REGULATION

4A Utility Rate Proceedings

Rate Order. On November 8, 1995, the Commission issued an order approving changes in rates of the Company that are designed to increase annual revenues by approximately $5.6 million, exclusive of additional charges for revenue taxes. The Company was allowed a rate of return on original-cost rate base of 9.75 per cent, which reflects an 11.30 per cent cost of common equity. The new rates were implemented on November 14, 1995. A group of industrial transportation customers has appealed the Commission's order to the Illinois Appellate Court. Any change made by the Appellate Court would have a prospective effect only.

Environmental Cost Recovery. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs incurred by Illinois utilities, including the Company, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs over a five-year period, but required the utilities to "share" the environmental costs by disallowing rate recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In April 1995, the Illinois Supreme Court upheld in part and reversed in part the Commission's order. The Supreme Court upheld the Commission in ruling that environmental costs are recoverable through rates. The Supreme Court also ruled that the Commission's approval of a rate recovery method called a "rider" (the method utilized by the Company) as the preferred mechanism for recovery of environmental costs is within the Commission's authority. The Supreme Court reversed the part of the Commission's order that required the utilities to share environmental costs by disallowing recovery of carrying charges on unrecovered balances. The order was remanded to the Commission for further proceedings consistent with the Supreme Court's opinion.
On November 21, 1995, the Commission entered its order on remand. Consistent with the Illinois Supreme Court's April 20, 1995 decision, the Commission, in its order on remand, reversed its earlier order to allow utilities to recover carrying charges on such environmental costs incurred on and after April 20, 1995, the date of the Supreme Court's decision. (See Note 5A.)

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

4B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap on the amount of GSR costs recoverable by Natural from the Company. For the Company, that cap is approximately $25 million. However, subject to this cap, the level of costs that the Company will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. The Company is currently recovering transition costs through the Gas Charge. At December 31, 1995, the Company has made payments of $12.5 million and has accrued an additional $1.3 million toward the cap.

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

   The Company, in cooperation with the IEPA, is conducting investigations of other sites (a total of three) to determine whether remedial action might be necessary. The investigations were initiated pursuant to an informal request by the IEPA. To the best of the Company's knowledge, similar informal requests have been made by the IEPA to other major Illinois gas and electric utilities. The Company has engaged environmental consulting firms to assist in the Company's investigations. At this time, except for the Waukegan I Site, it is not known what, if any, remedial action will be necessary at the sites or, if necessary, what the cost of any such action would be.

   The Company is accruing and deferring the costs it incurs in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 1995, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $7.8 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with its former manufactured gas sites. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at December 31, 1995, have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with the sites will not have a material adverse effect on its financial position or results of operations. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations under a rate mechanism approved by the Commission. At December 31, 1995, it had recovered $4 million of such costs through rates. (See Note 4A for a discussion of proceedings regarding the recovery of such costs through utility rates.)

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

5C Gasoline Release in Wheeling, Illinois

   In June 1995, the Company received a letter from the IEPA informing the Company that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming the Company and four other parties as defendants. The complaint alleges that the violations are the result of a gasoline release that occurred in Wheeling, Illinois in June 1992 when a contractor who was installing a pipeline for the Company accidentally struck a gasoline pipeline owned by West Shore Pipeline Company.

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

7B Bonds Redeemed

   On December 18, 1995, the Company notified the trustee of its intention to redeem $8 million aggregate principal amount of Series I First Mortgage Bonds. The redemption, using the proceeds of an interim short-term bank loan as well as other monies of the Company, was completed on February 1, 1996.



Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock increased $1.7 million, to $5.2 million, for the three months ended December 31, 1995, from the results of last year's like quarter, due mainly to increased gas deliveries largely resulting from weather that was 34 per cent colder than last year's period, which was abnormally warm. In addition, net income benefited from a rate increase that went into effect for the Company on November 14, 1995. (See Note 4A of the Notes to Consolidated Financial Statements.) Last year's first quarter was helped by a federal income tax settlement (see Note 6 of the Notes to Consolidated Financial Statements) and by the sale of interests in certain oil and gas rights.

   Net income applicable to common stock increased $1.9 million, to $10.8 million, for the current 12-month period, from the results of the similar prior period, due principally to increased gas deliveries and weather that was 5 per cent colder than the previous 12 months. The current 12-month period also benefited from the aforementioned rate increase. In addition, net income was positively impacted by the timing difference in recognizing a federal income tax settlement. These increases were offset, in part, by the sale of interests in certain oil and gas rights in the prior period.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:
                                    Three Months Ended     12 Months Ended
                                    December 31, 1995     December 31, 1995
                                   Increase/(Decrease)   Increase/(Decrease)
                                    from Prior Period     from Prior Period
                                   -------------------   -------------------
(Thousands of dollars)                Amount      %       Amount      %
----------------------------------------------------------------------------

Net operating revenues (a)             $3,207     21.1      $3,325      6.1
Operation and maintenance expenses        393      6.8      (1,318)    (5.0)
Depreciation expense                       59      3.4         258      3.7
Income taxes                            1,267     63.4       1,755     40.1
Other income and deductions              (186)   (10.8)        536      9.1
Net income applicable to common stock   1,709     49.2       1,889     21.3
-----------------------------------------------------------------------------

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

   Net operating revenues increased $3.2 million, to $18.4 million, and $3.3 million, to $57.8 million, for the current three- and 12-month periods, respectively, reflecting increased gas deliveries, mainly caused by colder weather in each of the more recent periods. The aforementioned rate increase for the Company improved net operating revenues in both periods by about $$665,000, and net income by $400,000. In addition, the 12-month period was impacted by increased deliveries to large volume customers.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $393,000, to $6.2 million, for the current three-month period, due mainly to the recognition in the prior year's first quarter of $465,000 from the sale of interests in certain oil and gas rights and $443,000 for an IRS settlement. (See Note 6 of the Notes to Consolidated Financial Statements.) These increases were partially offset by reduced pension expenses of $155,000, primarily resulting from a change in assumptions. Also, outside services decreased by $97,000.

   Operation and maintenance expenses decreased $1.3 million, to $25 million, for the current 12-month period, due principally to an increased credit of $567,000 between periods for the timing difference in recognizing an IRS settlement. In addition, outside services and pension expenses decreased $462,000 and $236,000, respectively. These decreases were partially offset by the prior year's benefit of $465,000 from the sale of interests in certain oil and gas rights.

Depreciation Expense

   Depreciation expense increased $258,000, to $7.3 million, for the current 12-month period, due chiefly to depreciable property additions.

Income Taxes

   Income taxes increased $1.3 million, to $3.3 million, and $1.8 million, to $6.1 million, for the current three- and 12-month periods, respectively, due mainly to higher pre-tax income.

Other Income and Deductions

   Other income and deductions decreased $186,000, for the current three-month period, due primarily to higher interest income on amounts recoverable from customers and lower interest expense on long-term debt.

   Other income and deductions increased $536,000, for the current 12-month period, due primarily to increased interest expense on amounts refundable to customers and on budget accounts, and decreased interest income on amounts recoverable from customers. These increases were partially offset by reduced interest expense on long-term debt and increased interest income.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

FERC Order 636 Costs. In 1992, the FERC issued Order 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 2E, 4A, and 4B of the Notes to Consolidated Financial Statements.)

   On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Illinois Appellate Court affirmed the Commission's order on rehearing on September 21, 1995. (See Notes 2E, 4A, and 4B of the Notes to Consolidated Financial Statements.)

Reengineering Study. The Company has undertaken a major project to reengineer its business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness.

Operating Statistics.  The following table represents gas
distribution margin components:
                                 Three Months Ended      Twelve Months Ended
                                    December 31,            December 31,
                                 ------------------     --------------------
                                  1995        1994        1995         1994
                                 -------    -------     --------    --------

Operating Revenues (thousands):
  Gas sales
    Residential                  $33,242    $31,485     $105,792    $123,536
    Commercial                     4,536      4,401       14,812      20,298
    Industrial                     1,075        855        3,541       5,483
                                 -------    -------     --------    --------
                                  38,853     36,741      124,145     149,317
                                 -------    -------     --------    --------
  Transportation
    Residential                      399        328        1,303       1,127
    Commercial                     2,198      1,929        7,128       6,119
    Industrial                     1,521      1,313        5,304       4,244
                                 -------    -------     --------    --------
                                   4,118      3,570       13,735      11,490
                                 -------    -------     --------    --------
  Other                              188        674          822       1,509
                                 -------    -------     --------    --------

Total Operating Revenues          43,159     40,985      138,702     162,316
Less  - Gas Costs                 21,758     23,160       71,412      97,470
      - Revenues Taxes             2,981      2,612        9,527      10,408
                                 -------    -------     --------    --------
Net Operating Revenues           $18,420    $15,213     $ 57,763    $ 54,438
                                 =======    =======     ========    ========

Deliveries (MDth):
  Gas Sales
    Residential                    7,033      5,350       20,745      19,352
    Commercial                     1,027        775        3,125       3,424
    Industrial                       266        158          810         898
                                 -------    -------     --------    --------
                                   8,326      6,283       24,680      23,674
                                 -------    -------     --------    --------
  Transportation
    Residential                      209        160          628         553
    Commercial                     1,929      1,593        5,854       5,171
    Industrial                     1,752      1,652        6,471       6,205
                                 -------    -------     --------    --------
                                   3,890      3,405       12,953      11,929
                                 -------    -------     --------    --------
Total Gas Sales
  and Transportation              12,216      9,688       37,633      35,603
                                 =======    =======     ========    ========

Margin per Dth delivered         $  1.51    $  1.57     $   1.53    $   1.53


LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1995, such restrictions amounted to $11.6 million out of total retained earnings of $64.6 million.
(See Note 3 of the Notes to Consolidated Financial Statements.)

Regulatory Actions. On November 8, 1995, the Commission issued orders approving changes in rates of the Company. (See Note 4A of the Notes to Consolidated Financial Statements.)

   In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including the Company. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The part of the Commission's order that disallowed recovery of carrying charges on unrecovered balances has been reversed on appeal by the Illinois Supreme Court, which has remanded the case to the Commission. On November 21, 1995, the Commission entered its order on remand. (See Note 4A of the Notes to Consolidated Financial Statements.)

   On September 29, 1995, the Company filed a petition with the Commission for approval of a performance-based rate program (PBR Program) for gas costs. The objectives of the PBR Program are to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, the Company would share equally with gas sales customers the savings or costs from the program. The PBR Program would be for a pilot period covering fiscal years 1996 through 1998 and was filed pursuant to a new provision of the Illinois Public Utilities Act which allows experiments in performance-based rates. The Commission has commenced hearings on the PBR Program proposals, and an order is expected during the third quarter of fiscal 1996.

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

   On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming the Company and four other parties as defendants. The complaint alleges violations arising out of a gasoline release that occurred in Wheeling, Illinois in June 1992 when a contractor who was installing a pipeline for the Company accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. The Company is currently evaluating this matter. (See Note 5C of the Notes to Consolidated Financial Statements.)

Bonds Issued. In March 1993, the Company filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. In May 1993, the Company issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 per cent, due May 1, 2003. (See Note 7A of the Notes to Consolidated Financial Statements.)

   Additional bonds are issuable by the Company, upon approval by the Commission, subject to limitations imposed by certain restrictive provisions of the Company's open-end mortgage and supplements thereto. These restrictions are not expected to have an impact on the Company's ability to issue additional debt, as needed.

Bonds Redeemed. On December 18, 1995, the Company notified the trustee of its intention to redeem $8 million aggregate principal amount of Series I First Mortgage Bonds. The redemption, using the proceeds of an interim short-term bank loan as well as other monies of the Company, was completed on February 1, 1996. (See Note 7B of the Notes to Consolidated Financial Statements.)

Credit Lines.  Peoples Gas has lines of credit of approximately
$131.1 million of which the Company may borrow up to $30 million to cover its projected short-term needs. The lines of credit from which the Company may borrow will expire on June 26, 1996.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12-months ended December 31, 1995, and for fiscal
1995 and 1994 were 3.36, 2.93, and 3.33, respectively.


                   PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings

   See Note 5 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

                 Exhibit
                 Number       Description of Document
                 -------    ---------------------------

                  27         Financial Data Schedule

        b.  Reports on Form 8-K filed during the quarter ended
            December 31, 1995

               Date of Report - November 15, 1995

               Item 5.  Other Events

               Rates and Regulation






                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                                 North Shore Gas Company
                                 ------------------------
                                      (Registrant)


February 13, 1996                By:  /s/  K. S. BALASKOVITS
-----------------                    ------------------------------
     (Date)                              K. S. Balaskovits
                                      Vice President and Controller



                                           (Same as above)
                                      ------------------------------
                                        Principal Accounting Officer