Form 10-Q
period 1996-03-31
NORTH SHORE GAS CO /IL/
filed 1996-05-13
CIK 110101

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


 (Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1996

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,625,887 shares of Common Stock, without par value, outstanding at April 30, 1996.


                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
                            North Shore Gas Company
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                     Three                Six                 Twelve
                                  Months Ended        Months Ended          Months Ended
                                    March 31,           March 31,             March 31,
                               -----------------   -------------------   -------------------
                                 1996      1995      1996       1995       1996       1995
                               -------   -------   --------    -------   --------   --------
                                                      (Thousands)
OPERATING REVENUES:
  Gas sales                     $65,112   $51,969   $103,965    $88,709   $137,288   $125,000
  Transportation of customer-
    owned gas                     4,581     4,584      8,699      8,155     13,732     12,593
  Other                             274       212        461        886        884      1,454
                                -------   -------   --------    -------   --------   --------
      Total Operating Revenues   69,967    56,765    113,125     97,750    151,904    139,047
                                -------   -------   --------    -------   --------   --------
OPERATING EXPENSES:
  Gas costs                      39,772    32,741     61,530     55,902     78,443     76,647
  Operation                       6,867     4,884     12,254      9,927     23,923     21,747
  Maintenance                       777       765      1,541      1,480      3,062      3,137
  Depreciation                    1,922     1,810      3,713      3,542      7,409      7,094
  Taxes - Income                  5,311     3,903      8,575      5,887      7,323      4,105
      - State & local revenue     4,803     3,908      7,785      6,520     10,422      9,117
      - Other                       554       584      1,045      1,110      2,158      1,964
                                -------   -------   --------    -------   --------   --------
      Total Operating Expenses   60,006    48,595     96,443     84,368    132,740    123,811
                                -------   -------   --------    -------   --------   --------
OPERATING INCOME                  9,961     8,170     16,682     13,382     19,164     15,236
                                -------   -------   --------    -------   --------   --------
OTHER INCOME AND (DEDUCTIONS):
  Interest income                    45        53        160         68        656        414
  Interest on long-term debt     (1,227)   (1,471)    (2,621)    (2,970)    (5,556)    (6,118)
  Other interest expense           (294)     (338)      (617)      (609)    (1,300)      (667)
  Income taxes                     (667)      (16)      (667)       (29)      (862)      (260)
  Miscellaneous - net             1,482         8      1,543         36      1,548        293
                                -------   -------   --------    -------   --------   --------
      Total Other Income
          and Deductions           (661)   (1,764)    (2,202)    (3,504)    (5,514)    (6,338)
                                -------   -------   --------    -------   --------   --------
NET INCOME APPLICABLE TO
  COMMON STOCK                  $ 9,300   $ 6,406   $ 14,480    $ 9,878   $ 13,650   $  8,898
                                =======   =======   ========    =======   ========   ========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                          North Shore Gas Company
                        CONSOLIDATED BALANCE SHEETS


                                            March 31,                    March 31,
                                               1996        September 30,   1995
                                            (Unaudited)       1995       (Unaudited)
                                                -------     --------     --------
                                                          (Thousands)
PROPERTIES AND OTHER ASSETS
- ---------------------------
CAPITAL INVESTMENTS:
Property, plant and equipment,
   at original cost                             $278,866    $272,869     $265,270
     Less - Accumulated depreciation              90,326      86,950       83,957
                                                --------    --------     --------
       Net property, plant and equipment         188,540     185,919      181,313
Other  investments                                   100         104          107
                                                --------    --------     --------
     TOTAL CAPITAL INVESTMENTS - NET             188,640     186,023      181,420
                                                --------    --------     --------
CURRENT ASSETS:
Cash                                               1,017         239        7,311
Cash equivalents                                   4,490       2,845        8,275
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $959,
       $698, and $801, respectively               21,980       4,574       13,932
   Other                                           8,803         594          523
Accrued unbilled revenues                          8,570       2,716        5,466
Materials and supplies, at average cost            1,624       2,199        2,188
Gas in storage, at last-in, first-out cost         6,487      18,396       12,569
Gas costs recoverable through rate adjustments     2,246       4,073          408
Prepayments                                          634         347          678
                                                --------    --------     --------
     TOTAL CURRENT ASSETS                         55,851      35,983       51,350
                                                --------    --------     --------
OTHER ASSETS:
Regulatory assets                                  9,319       9,999       11,115
Deferred charges                                   2,872       2,628        2,892
                                                --------    --------     --------
     TOTAL OTHER ASSETS                           12,191      12,627       14,007
                                                --------    --------     --------
       TOTAL PROPERTIES AND OTHER ASSETS        $256,682    $234,633     $246,777
                                                ========    ========     ========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                          North Shore Gas Company
                        CONSOLIDATED BALANCE SHEETS

                                               March 31,                March 31,
                                                 1996     September 30,    1995
                                             (Unaudited)      1995      (Unaudited)
                                                --------    --------     --------
                                                  (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------
CAPITALIZATION:
Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 5,000,000 shares
       Outstanding - 3,625,887 shares           $ 24,757    $ 24,757     $ 24,757
   Retained earnings                              71,175      62,024       65,828
                                                --------    --------     --------
       Total Common Stockholder's Equity          95,932      86,781       90,585
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year    64,704      72,724       72,806
                                                --------    --------     --------
       TOTAL CAPITALIZATION                      160,636     159,505      163,391
                                                --------    --------     --------
CURRENT LIABILITIES:
Interim loans                                      8,000          --           --
Accounts payable                                  23,052      14,289       12,705
Dividends payable on common stock                  2,755       1,595        1,450
Customer gas service and credit deposits           2,640       5,564        4,106
Sinking fund payments and maturities,
   due within one year -
     Long-term debt                                   --       4,000        4,000
Accrued taxes                                      8,164       1,269        6,213
Gas sales revenue refundable through
   rate adjustments                                1,790      10,944       14,666
Accrued interest                                   2,100       1,772        1,761
Temporary LIFO liquidation credit                 11,600          --        5,102
                                                --------    --------     --------
       TOTAL CURRENT LIABILITIES                  60,101      39,433       50,003
                                                --------    --------     --------
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily
   accelerated depreciation                       19,589      19,094       15,209
Investment tax credits being amortized
   over the average lives of related property      3,826       3,905        3,979
Other                                             12,530      12,696       14,195
                                                --------    --------     --------
       TOTAL DEFERRED CREDITS AND
          OTHER LIABILITIES                       35,945      35,695       33,383
                                                --------    --------     --------
       TOTAL CAPITALIZATION AND LIABILITIES     $256,682    $234,633     $246,777
                                                ========    ========     ========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                         North Shore Gas Company
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                            Six Months Ended
                                                                March 31,
                                                           -------------------
                                                              1996       1995
                                                            -------    -------
                                                               (Thousands)
OPERATING ACTIVITIES:
  Net Income                                                $14,480    $ 9,878
  Adjustments to reconcile net income to net cash:
    Depreciation                                              3,713      3,542
    Deferred income taxes and investment tax credits - net      238      1,071
    Change in deferred credits and other liabilities             13     (1,190)
    Change in other assets                                      436       (806)
    Other                                                         4          5
    Change in current assets and liabilities:
     Receivables - net                                      (25,615)    (9,157)
     Accrued unbilled revenues                               (5,854)    (3,105)
     Gas in storage                                          11,909     14,852
     Gas costs recoverable                                    1,827      1,994
     Accounts payable                                         8,763     (1,233)
     Customer gas service and credit deposits                (2,924)    (1,771)
     Accrued taxes                                            6,895      4,098
     Gas sales revenue refundable                            (9,154)     4,890
     Accrued interest                                           328       (977)
     Temporary LIFO liquidation credit                       11,600      5,102
     Other                                                      288       (537)
                                                            -------    -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                  16,947     26,656
                                                            -------    -------
INVESTING ACTIVITIES:
  Capital expenditures - construction                        (6,662)    (6,406)
  Other assets                                                  328        288
                                                            -------    -------
  NET CASH USED IN INVESTING ACTIVITIES                      (6,334)    (6,118)
                                                            -------    -------
FINANCING ACTIVITIES:
  Interim loans - net                                         8,000         --
  Retirement of long-term debt                              (12,020)    (4,119)
  Dividends paid on common stock                             (4,170)    (3,336)
                                                            -------    -------
  NET CASH USED IN FINANCING ACTIVITIES                      (8,190)    (7,455)
                                                            -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     2,423     13,083

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              3,084      2,503
                                                            -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 5,507    $15,586
                                                            =======    =======

The Notes to Consolidated Financial Statements are an integral part of these statements.


                      North Shore Gas Company

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


1.  BASIS OF PRESENTATION

   The accompanying consolidated financial statements have been prepared by North Shore Gas Company (Company) in conformity with the rules and regulations of the Securities and Exchange Commission
(SEC) and reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods herein and to prevent the information from being misleading. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current periods.

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


      Income taxes and interest paid (excluding capitalized interest) were as follows:


         For the six months
         ended March 31,           1996              1995
         --------------------------------------------------
                                         (Thousands)

         Income taxes paid        $4,823            $2,063
         Interest paid             2,640             3,362


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

      The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1991 through 1996 are currently pending before the Commission.


3.  COVENANTS REGARDING RETAINED EARNINGS

   The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1996, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $71.2 million.


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

FERC Order 636 Cost Recovery. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from the Company's gas service customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commission's orders on rehearing to the Illinois Appellate Court. The Illinois Appellate Court, on September 21, 1995, affirmed the Commission's order. A group of industrial transportation customers of Illinois utilities filed a petition for leave to appeal the Appellate Court's order to the Illinois Supreme Court. If the Illinois Supreme Court accepts the appeal, any change made by it to the Commission's order would have a prospective effect only. (See Notes 2E and 4B.)

4B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap on the amount of GSR costs recoverable by Natural from the Company. For the Company, that cap is approximately $25 million. However, subject to this cap, the level of costs that the Company will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. The Company is currently recovering transition costs through the Gas Charge. At March 31, 1996, the Company has made payments of $14.1 million and has accrued an additional $1.5 million toward the cap.

   The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company. (See Notes 2E and 4A.)


5.  ENVIRONMENTAL MATTERS

5A Former Manufactured Gas Plant Sites

   The Company, their predecessors, and certain former affiliates operated facilities in the past at sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials. At this time, except for the Waukegan Site (discussed below), it is not known what, if any, remedial action will be necessary at the Manufactured Gas Sites or, if necessary, what the cost of any such action would be.

   The Company, in cooperation with the Illinois Environmental Protection Agency (IEPA), is conducting investigations of several Manufactured Gas Sites to determine whether remedial action might be necessary. The investigations were initiated pursuant to a request by the IEPA. To the best of the Company's knowledge, similar requests have been made by the IEPA to other major Illinois gas and electric utilities.

   In 1990, the Company entered into an Administrative Order on Consent (AOC) with the United States Environmental Protection Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a Manufactured Gas Site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS is comprised of an investigation to determine the nature and extent of contamination at the Waukegan Site and a feasibility study to develop and evaluate possible remedial actions. The Company entered into the AOC after being notified by the EPA that the Company, General Motors Corporation (GMC) and Outboard Marine Corporation were each a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and/or remedial work that the EPA determines is necessary. Other parties identified as PRPs did not enter into the AOC. Under the terms of the AOC, the Company is responsible for the cost of the RI/FS. The Company believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has agreed to share equally with the Company in funding of the RI/FS cost, without prejudice to GMC's or the Company's right to seek a lesser cost responsibility at a later date.

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At March 31, 1996, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $7.3 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the Company in connection with its Manufactured Gas Sites in Waukegan. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from their insurance carriers. Accordingly, the costs deferred at March 31, 1996 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At March 31, 1996, it had recovered $4.8 million of such costs through rates.

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


6.  TAX MATTERS

   On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in 1994 payments of principal and interest to the Company in total amount of approximately $3 million, or $2.2 million after income taxes. The Company received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $1.4 million, or $1.1 million after income taxes, in income in 1994. The amount after income taxes was included in Other Income - Miscellaneous. At September 30, 1994, approximately $1.4 million was included in Deferred Credits and Other Liabilities- Other.

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


8.  EXPIRATION OF STORAGE CONTRACTS

   The Company had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the Company realized a gain, after taxes, of approximately $856,000 in the second quarter of fiscal
1996.



Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock increased $2.9 million, to $9.3 million, for the three months ended March 31, 1996, from the results of last year's like quarter, due mainly to increased gas deliveries largely resulting from weather that was 12 per cent colder than last year's period. In addition, net income benefited from a rate increase that went into effect on November 14, 1995. (See Note 4A of the Notes to Consolidated Financial Statements.) Also, the current quarter was aided by a gain associated with the expiration of certain natural gas storage contracts. (See Note 8 of the Notes to Consolidated Financial Statements.) These increases were partly offset by higher operating expenses and the effect of last year's federal income tax settlement (see Note 6 of the Notes to Consolidated Financial Statements).

   Net income applicable to common stock increased $4.6 million, to $14.5 million, and $4.8 million, to $13.6 million, for the current six- and 12-month periods, respectively, from the results of the similar prior periods, due principally to higher gas deliveries, mostly the result of weather that was 20 per cent and 19 per cent colder than the previous respective periods. Both current periods also benefited from the aforementioned rate increase and the gain associated with the expiration of certain natural gas storage contracts. These increases were offset, in part, by higher operating expenses plus the prior periods recognition of the federal income tax settlement and gain from the sale of certain oil and gas rights.


   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                              Three Months Ended     Six Months Ended        12 Months Ended
                                March 31, 1996        March 31, 1996         March 31, 1996
                              Increase/(Decrease)   Increase/(Decrease)    Increase/(Decrease)
                               from Prior Period     from Prior Period      from Prior Period
                              -------------------   -------------------    -------------------
(Thousands of dollars)         Amount        %        Amount        %        Amount        %
- ----------------------------------------------------------------------------------------------

Net operating  revenues (a)    $ 5,276      26.2     $ 8,482      24.0      $ 9,756      18.3
Operation and
    maintenance expenses         1,995      35.3       2,388      20.9        2,101       8.4
Depreciation expense               112       6.2         171       4.8          315       4.4
Income taxes                     1,408      36.1       2,688      45.7        3,218      78.4
Other income and deductions     (1,103)    (62.5)     (1,302)    (37.2)        (824)    (13.0)
Net Income Applicable
    to Common Stock              2,894      45.2       4,602      46.6        4,752      53.4
- ----------------------------------------------------------------------------------------------


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

   Net operating revenues increased $5.3 million, to $25.4 million, $8.5 million, to $43.8 million, and $9.8 million, to $63.0 million, for the current three-, six-, and 12-month periods, respectively, reflecting increased gas deliveries, mainly caused by colder weather in each of the more recent periods. The aforementioned rate increase improved net operating revenues in the current three-month period by about $2.0 million, or $1.2 million after income taxes. The rate increase benefited net operating revenues in both the current six- and 12-month periods by about $3.0 million, and net income by $1.8 million.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $2.0 million, to $7.6 million, and $2.4 million, to $13.8 million, for the current three- and six-month periods, due mainly to an increase in the amortization of environmental costs of $755,000 and $799,000, and the prior year's recognition of $630,000 and $1.1 million for an IRS settlement. (See Note 6 of the Notes to Consolidated Financial Statements.) The six-month period also was impacted by the prior year's benefit of $465,000 from the sale of interests in certain oil and gas rights. Both periods were affected by increased group insurance and reengineering expenses. These increases were partially offset by reduced pension expenses primarily resulting from a change in assumptions.

   Operation and maintenance expenses increased $2.1 million, to $27.0 million, for the current 12-month period, due principally to the timing difference between periods of $693,000 in recognizing an IRS settlement, and the prior year's benefit of $465,000 from the sale of interests in certain oil and gas rights. Group insurance, reengineering, and the amortization of environmental costs ($776,000) also increased over the prior period. These increases were partially offset by decreases in outside services and pension expenses.

Depreciation Expense

   Depreciation expense increased $112,000, to $1.9 million, $171,000, to $3.7 million, and $315,000, to $7.4 million, for the current three-, six-, and 12-month periods, due chiefly to depreciable property additions.

Income Taxes

   Income taxes increased $1.4 million, to $5.3 million, $2.7 million, to $8.6 million, and $3.2 million, to $7.3 million, for the current three-, six-, and 12-month periods, respectively, due mainly to higher pre-tax income.

Other Income and Deductions

   Other income and deductions decreased $1.1 million, $1.3 million, and $824,000, for the current three-, six-, and 12-month periods, respectively, due primarily to the gain of $856,000, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 8 of the Notes to Consolidated Financial Statements.) In addition, all three periods benefited from decreased interest on long-term debt reflecting less debt outstanding.

   The current 12-month period also includes increased other interest expense on amounts refundable to customers.

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



Operating Statistics. The following table represents gas distribution margin components:

                                Three Months Ended     Six Months Ended      Twelve Months Ended
                                      March 31,            March 31,              March 31,
                                ------------------    -------------------    --------------------
                                  1996      1995       1996        1995       1996       1995
                                --------  --------    -------    --------   --------   --------

Operating Revenues (thousands):
  Gas sales
    Residential                 $53,939   $43,593     $87,180    $75,078     $116,137   $106,093
    Commercial                    9,006     6,746      13,542     11,146       17,072     15,565
    Industrial                    2,167     1,630       3,243      2,485        4,079      3,342
                                 ------    ------      ------     ------      -------    -------
                                 65,112    51,969     103,965     88,709      137,288    125,000

  Transportation
    Residential                     492       446         892        775        1,349      1,190
    Commercial                    2,399     2,545       4,596      4,474        6,981      6,726
    Industrial                    1,690     1,593       3,211      2,906        5,402      4,677
                                 ------    ------     -------     ------      -------    -------
                                  4,581     4,584       8,699      8,155       13,732     12,593
                                 ------    ------     -------     ------      -------    -------
  Other                             274       212         461        886          884      1,454
                                 ------    ------     -------     ------      -------    -------
Total Operating Revenues         69,967    56,765     113,125     97,750      151,904    139,047
Less  - Gas Costs                39,772    32,741      61,350     55,902       78,443     76,647
      - Revenues Taxes            4,803     3,908       7,785      6,520       10,422      9,117
                                 ------    ------     -------     ------      -------    -------
Net Operating Revenues          $25,392   $20,116     $43,990    $35,328     $ 63,039   $ 53,283
                                 ======    ======      ======     ======      =======    =======
Deliveries (MDth):
  Gas Sales
    Residential                  10,466     8,753      17,499     14,103       22,457     18,339
    Commercial                    1,853     1,402       2,880      2,177        3,577      2,876
    Industrial                      478       360         744        518          928        701
                                 ------    ------      ------     ------      -------    -------
                                 12,797    10,515      21,123     16,798       26,962     21,916
                                 ------    ------      ------     ------      -------    -------
  Transportation
    Residential                     431       247         640        408          811        564
    Commercial                    2,149     2,316       4,078      3,909        5,687      5,376
    Industrial                    1,837     2,008       3,589      3,659        6,300      6,450
                                 ------    ------      ------     ------      -------    -------
                                  4,417     4,571       8,307      7,976       12,798     12,390
                                 ------    ------      ------     ------      -------    -------
Total Gas Sales
  and Transportation             17,214    15,086      29,430     24,774       39,760     34,306
                                 ======    ======      ======     ======      =======    =======
Margin per Dth
  delivered                       $1.48     $1.33       $1.49      $1.43        $1.59      $1.55


LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1996, such restrictions amounted to $11.6 million out of total retained earnings of $71.2 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

Regulatory Actions. On November 8, 1995, the Commission issued orders approving changes in rates of the Company. (See Note 4A of the Notes to Consolidated Financial Statements.)

   On September 29, 1995, the Company filed a petition with the Commission for approval of a performance-based rate program (PBR Program) for gas costs. The objectives of the PBR Program are to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, the Company would share equally with gas sales customers the savings or costs from the program. The PBR Program would be for a pilot period covering April 1, 1996 through fiscal year 1998 and was filed pursuant to a new provision of the Illinois Public Utilities Act which allows experiments in performance-based rates. The Commission has commenced hearings on the PBR Program proposals, and an order is expected during the third quarter of fiscal 1996.

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

Bonds Redeemed. On December 18, 1995, the Company notified the trustee of its intention to redeem $8 million aggregate principal amount of Series I First Mortgage Bonds. The redemption, using the proceeds of an interim short-term bank loan as well as other monies of the Company, was completed on February 1, 1996. (See Note 7 of the Notes to Consolidated Financial Statements.)

Credit Lines.  Peoples Gas has lines of credit of approximately
$131.1 million of which the Company may borrow up to $30 million to cover its projected short-term needs. The lines of credit from which the Company may borrow will expire on June 26, 1996.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12-months ended March 31, 1996, and for fiscal 1995 and 1994 were 4.18, 2.93, and 3.33, respectively.


                   PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings

   See Note 5 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.

Item 4. Submission of Matters to a Vote of Security Holders

        a. On March 28, 1996, the following persons were elected Directors of the Company by written consent and comprise the entire Board of Directors of the
             Company: Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Michael S. Reeves, and Richard E. Terry.

        b. The following matter was voted upon by written consent in lieu of an annual meeting of shareholders:

              1. The election of nominees for directors who will
                 serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Michael S. Reeves, and Richard E. Terry. The Secretary of the Company certified the following vote tabulations:


                                             FOR             WITHHELD
                                          ----------        ----------

          Kenneth S. Balaskovits           3,625,887            0
          J. Bruce Hasch                   3,625,887            0
          James Hinchliff                  3,625,887            0
          Michael S. Reeves                3,625,887            0
          Richard E. Terry                 3,625,887            0



Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

                 Exhibit
                 Number                Description of Document
                ---------        -----------------------------------
                  27               Financial Data Schedule

        b.  Reports on Form 8-K filed during the quarter ended
            March 31, 1996

               None.














                             SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            North Shore Gas Company
                                           -------------------------
                                                  (Registrant)




          May 13, 1996             By:  /s/  K. S. BALASKOVITS
          ------------                --------------------------
            (Date)                        K. S. Balaskovits
                                      Vice President and Controller





                                             (Same as above)
                                       ----------------------------
                                       Principal Accounting Officer