Form 10-Q
period 1996-06-30
NORTH SHORE GAS CO /IL/
filed 1996-08-07
CIK 110101

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


   (Mark One)
      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1996

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,625,887 shares of Common Stock, without par value, outstanding at July 31, 1996.

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
                            North Shore Gas Company
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                          Three              Nine               Twelve
                                      Months Ended       Months Ended        Months Ended
                                        June 30,           June 30,            June 30,
                                     -------------      -------------       --------------
                                     1996     1995      1996     1995       1996      1995
                                    -----    -----     -----    -----      -----     -----
                                                         (Thousands)
OPERATING REVENUES:
  Gas sales                        $29,259  $21,160  $133,224  $109,869  $145,387  $122,502
  Transportation of customer-
    owned gas                        3,017    2,813    11,716    10,968    13,936    13,035
  Other                                308      249       770     1,135       944     1,353
                                   -------  -------  --------  --------  --------  --------
      Total Operating Revenues      32,584   24,222   145,710   121,972   160,267   136,890
                                   -------  -------  --------  --------  --------  --------
OPERATING EXPENSES:
  Gas costs                         16,981   11,229    78,511    67,131    84,194    73,644
  Operation                          6,357    5,386    18,612    15,312    24,895    21,446
  Maintenance                          813      697     2,354     2,176     3,178     3,039
  Depreciation                       1,961    1,816     5,673     5,358     7,553     7,166
  Taxes - Income                       970      297     9,545     6,184     7,996     4,416
         - State & local revenue     1,972    1,682     9,756     8,202    10,712     9,097
         - Other                       542      523     1,588     1,634     2,178     2,169
                                   -------  -------  --------  --------  --------  --------
      Total Operating Expenses      29,596   21,630   126,039   105,997   140,706   120,977
                                   -------  -------  --------  --------  --------  --------
OPERATING INCOME                     2,988    2,592    19,671    15,975    19,561    15,913
                                   -------  -------  --------  --------  --------  --------
OTHER INCOME AND (DEDUCTIONS):
  Interest income                      130      309       290       377       476       523
  Interest on long-term debt        (1,158)  (1,468)   (3,779)   (4,438)   (5,246)   (6,012)
  Other interest expense              (124)    (385)     (742)     (994)   (1,039)   (1,026)
  Income taxes                        (708)    (122)   (1,375)     (151)   (1,449)     (267)
  Miscellaneous - net                1,633        2     3,177        37     3,180       187
                                  --------  -------   -------    ------    ------    ------
      Total Other Income
        and Deductions               (227)   (1,664)   (2,429)   (5,169)   (4,078)   (6,595)
                                   -------  -------   -------   -------    ------    ------
NET INCOME APPLICABLE TO
  COMMON STOCK                     $ 2,761  $   928  $ 17,242  $ 10,806  $ 15,483  $  9,318
                                   =======  =======  ========  ========  ========  ========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                          North Shore Gas Company
                        CONSOLIDATED BALANCE SHEETS


                                           June 30,                    June 30,
                                             1996      September 30,    1995
                                         (Unaudited)      1995       (Unaudited)
                                            -------     ---------    --------

                                                               (Thousands)
PROPERTIES AND OTHER ASSETS
- ---------------------------
CAPITAL INVESTMENTS
Property, plant and equipment,
   at original cost                            $281,072   $272,869   $267,434
     Less - Accumulated depreciation             92,105     86,950     85,283
                                               --------   --------   --------
       Net property, plant and equipment        188,967    185,919    182,151
Other investments                                    96        104        107
                                               --------   --------   --------
     TOTAL CAPITAL INVESTMENTS - NET            189,063    186,023    182,258
                                               --------   --------   --------
CURRENT ASSETS:
Cash                                                174        239        208
Cash equivalets                                   8,691      2,845     17,378
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $1,017,
       $698, and $828, respectively              12,777      4,574      4,482
   Other                                          7,072        594        161
Accrued unbilled revenues                         2,210      2,716      1,848
Materials and supplies, at average cost           1,650      2,199      2,266
Gas in storage, at last-in, first-out cost        4,601     18,396     15,801
Gas costs recoverable through rate adjustments    2,190      4,073      1,348
Prepayments                                         498        347        535
                                                -------    -------    -------
     TOTAL CURRENT ASSETS                        39,863     35,983     44,027
                                                -------    -------    -------
OTHER ASSETS:
Regulatory assets                                11,684      9,999      9,765
Deferred charges                                  2,674      2,628      2,884
                                               --------   --------   --------
     TOTAL OTHER ASSETS                          14,358     12,627     12,649
                                               --------   --------   --------
       TOTAL PROPERTIES AND OTHER ASSETS       $243,284   $234,633   $238,934
                                               ========   ========   ========

The Notes to Consolidated Financial Statements are an integral part of these statements.




                          North Shore Gas Company
                        CONSOLIDATED BALANCE SHEETS

                                              June 30,                June 30,
                                                1996    September 30,  1995
                                           (Unaudited)     1995      (Unaudited)
                                              --------    -------    ----------
                                                   (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------
CAPITALIZATION:
Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 5,000,000 shares
       Outstanding -  3,625,887 shares          $ 24,757   $ 24,757   $ 24,757
   Retained earnings                              70,890     62,024     65,379
                                                --------   --------   --------
       Total Common Stockholder's Equity          95,647     86,781     90,136
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year    64,704     72,724     72,724
                                                --------   --------   --------
       TOTAL CAPITALIZATION                      160,351    159,505    162,860
                                                --------   --------   --------
CURRENT LIABILITIES:
Interim loans                                      4,000         --         --
Accounts payable                                  17,563     14,289     11,218
Dividends payable on common stock                  3,046      1,595      1,378
Customer gas service and credit deposits           2,347      5,564      3,498
Sinking fund payments and maturities
   due within one year -
     Long-term debt                                   --      4,000      4,000
Accrued taxes                                      8,208      1,269      5,088
Gas sales revenue refundable through
   rate adjustments                                   --     10,944     13,077
Accrued interest                                     956      1,772      1,124
Temporary LIFO liquidation credit                 10,790         --      3,021
                                                --------   --------   --------
       TOTAL CURRENT LIABILITIES                  46,910     39,433     42,404
                                                --------   --------   --------

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily
   accelerated depreciation                       19,820     19,094     15,771
Investment tax credits being amortized
   over the average lives of related property      3,786      3,905      3,943
Other                                             12,417     12,696     13,956
                                                --------   --------   --------
       TOTAL DEFERRED CREDITS AND
         OTHER LIABILITIES                        36,023     35,695     33,670
                                                --------    -------   --------
       TOTAL CAPITALIZATION AND LIABILITIES     $243,284   $234,633   $238,934
                                                ========   ========   ========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                          North Shore Gas Company
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                          Nine Months Ended
                                                               June 30,
                                                         ------------------
                                                            1996       1995
                                                              (Thousands)
OPERATING ACTIVITIES:
  Net Income                                               $17,242    $10,806
  Adjustments to reconcile net income to net cash:
    Depreciation                                             5,673      5,358
    Deferred income taxes and investment tax credits - net     340      1,541
    Change in deferred credits and other liabilities           (11)    (1,373)
    Change in other assets                                  (2,426)       552
    Other                                                        8          5
    Change in current assets and liabilities:
     Receivables - net                                     (13,985)       655
     Gas in storage                                         13,795     11,620
     Gas costs recoverable                                   1,883      1,054
     Accounts payable                                        3,274     (2,720)
     Customer gas service and credit deposits               (3,217)    (2,379)
     Accrued taxes                                           6,938      2,973
     Gas sales revenue refundable                          (10,944)     3,301
     Accrued interest                                         (816)    (1,614)
     Temporary LIFO liquidation credit                      10,790      3,021
     Other                                                     904         43
                                                           -------    -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                 29,448     32,843
                                                           -------    -------
INVESTING ACTIVITIES:
  Capital expenditures - construction                       (9,134)    (9,189)
  Other assets                                                 412        416
                                                           -------    -------
  NET CASH USED IN INVESTING ACTIVITIES                     (8,722)    (8,773)
                                                            -------    -------
FINANCING ACTIVITIES:
  Interim loans - net                                        4,000         --
  Retirement of long-term debt                             (12,020)    (4,201)
  Dividends paid on common stock                            (6,925)    (4,786)
                                                          --------    -------
  NET CASH USED IN FINANCING ACTIVITIES                    (14,945)    (8,987)
                                                          --------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    5,781     15,083

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             3,084      2,503
                                                          --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 8,865    $17,586
                                                          ========    =======

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


      Income taxes and interest paid (excluding capitalized interest) were as follows:

         For the nine months
         ended June 30,            1996           1995
         ----------------------------------------------
                                         (Thousands)
         Income taxes paid        $4,823         $2,063
         Interest paid             5,014          5,507


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

      The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1992 through 1996 are currently pending before the Commission.


3.  COVENANTS REGARDING RETAINED EARNINGS

   The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1996, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $70.9 million.


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

FERC Order 636 Cost Recovery. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provided for the full recovery of transition costs from the Company's gas service customers and transportation customers to the extent they contracted for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commission's orders on rehearing to the Illinois Appellate Court. The Illinois Appellate Court, on September 21, 1995, affirmed the Commission's order. A group of industrial transportation customers of Illinois utilities filed a petition for leave to appeal the Appellate Court's order to the Illinois Supreme Court. If the Illinois Supreme Court accepts the appeal, any change made by it to the Commission's order would have a prospective effect only. (See Notes 2E and 4B.)

4B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement placed a cap on the amount of GSR costs recoverable by Natural from the Company. For the Company, that cap is approximately $25 million. However, subject to this cap, the level of costs that the Company will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. The Company is currently recovering transition costs through the Gas Charge. At June 30, 1996, the Company has made payments of $15.7 million and has accrued an additional $4.4 million toward the cap.

   The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company. (See Notes 2E and 4A.)


5.  ENVIRONMENTAL MATTERS

5A Former Manufactured Gas Plant Sites

   The Company, its predecessors, and certain former affiliates operated facilities in the past at 6 sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials. One of the Manufactured Gas Sites is discussed in more detail below. The Company, under the supervision of the Illinois Environmental Protection Agency
(IEPA), is conducting investigations of other Manufactured Gas sites. These investigations may require the Company to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.

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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At June 30, 1996, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $6.9 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with its Manufactured Gas sites in Waukegan. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from their insurance carriers. Accordingly, the costs deferred at June 30, 1996 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At June 30, 1996, it had recovered $5.2 million of such costs through rates.

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


8.  EXPIRATION OF STORAGE CONTRACTS

   The Company had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the Company realized a gain, after income taxes, of approximately $909,000 in the third quarter of fiscal 1996 and $1.8 million in both the nine and 12 months ended June 30, 1996.



Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock increased $1.8 million, to $2.8 million, for the three months ended June 30, 1996, from the results of last year's like quarter, due mainly to a rate increase that went into effect for the Company on November 14, 1995. (See
Note 4A of the Notes to Consolidated Financial Statements.) In addition, net income benefited from weather that was 26 per cent colder than last year's period. Also, the current quarter was aided by a gain associated with the expiration of certain natural gas storage contracts. (See Note 8 of the Notes to Consolidated Financial Statements.) These increases were partly offset by the effect of last year's federal income tax settlement. (See Note 6 of the Notes to Consolidated Financial Statements).

   Net income applicable to common stock increased $6.4 million, to $17.2 million, and $6.2 million, to $15.5 million, for the current nine- and 12-month periods, respectively, from the results of the similar prior periods, due principally to higher gas deliveries, mostly the result of weather that was 21 per cent and 22 per cent colder than the previous respective periods. Both current periods also benefited from the aforementioned rate increase and the gain associated with the expiration of certain natural gas storage contracts. These increases were offset, in part, by the prior periods' recognition of the federal income tax settlement and the gain from the sale of certain oil and gas rights.




   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:
                          Three Months Ended     Nine Months Ended    12 Months Ended
                             June 30, 1996         June 30,1996         June 30, 1996
                          Increase/(Decrease)   Increase/(Decrease)   Increase/(Decrease)
                           from Prior Period      from PriorPeriod      from Prior Period
                         --------------------   -------------------   -------------------
(Thousands of dollars)     Amount        %        Amount        %       Amount      %
- ------------------------------------------------------------------------------------------
Net operating  revenues (a)   $2,320     20.5       $10,804     23.2     $11,212      20.7
Operation and
    maintenance expenses       1,087     17.9         3,478     19.9       3,588      14.7
Depreciation expense             145      8.0           315      5.9         387       5.4
Income taxes                     673    226.6         3,361     54.3       3,580      81.1
Other income and deductions   (1,437)   (86.4)       (2,740)   (53.0)     (2,517)    (38.2)
Net Income Applicable
    to Common Stock            1,833    197.5         6,436     59.6       6,165      66.2
- -------------------------------------------------------------------------------------------

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

   Net operating revenues increased $2.3 million, to $13.6 million, $10.8 million, to $57.4 million, and $11.2 million, to $65.4 million, for the current three-, nine-, and 12-month periods, respectively, reflecting increased gas deliveries, mainly caused by colder weather in each of the more recent periods. The aforementioned rate increase for the Company improved net operating revenues in the current three-month period by about $1.1 million, or $671,000 after income taxes. The rate increase benefited net operating revenues in both the current nine- and 12-month periods by about $4.1 million, and net income by $2.5 million.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $1.1 million, to $7.2 million, for the current three-month period, due mainly to an increase in environmental costs recovered through rates of $251,000 and the prior year's recognition of $240,000 for an IRS settlement. (See Note 6 of the Notes to Consolidated Financial Statements.) In addition, there was an increase of $444,000 in the provision for injuries and damages.

   Operation and maintenance expenses increased $3.5 million, to $21 million, and $3.6 million, to $28.1 million, for the current nine- and 12-month periods, due principally to the prior periods' recognition of an IRS settlement of $1.3 million and $1.2 million, respectively, plus an increase in environmental costs recovered through rates of $1.1 million in each period. Also, increases between periods resulted from the provision for injuries and damages, group insurance expenses, and reengineering costs. In addition, both prior periods included the benefit of $465,000 from the sale of certain oil and gas rights. These increases were partially offset by reduced pension expenses, primarily resulting from a change in assumptions.

Depreciation Expense

   Depreciation expense increased $145,000, to $2 million, $315,000, to $5.7 million, and $387,000, to $7.6 million, for the current three-, nine-, and 12-month periods, due chiefly to depreciable property additions.

Income Taxes

   Income taxes, exclusive of income taxes included in other income and deductions, increased $673,000, to $970,000, $3.4 million, to $9.5 million, and $3.6 million, to $8 million, for the current three-, nine-, and 12-month periods, respectively, due mainly to higher pre-tax income.

Other Income and Deductions

   Other income and deductions decreased $1.4 million, $2.7 million, and $2.5 million, for the current three-, nine-, and 12-month periods, respectively, due primarily to the gain of $909,000 in the three-month period and $1.8 million in both the nine- and 12-month periods, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 8 of the Notes to Consolidated Financial Statements.) In addition, all three periods benefited from decreased interest on long-term debt reflecting a reduction in debt outstanding.

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


Operating Statistics.  The following table represents gas
distribution margin components:
                               Three Months Ended      Nine Months Ended     Twelve Months Ended
                                    June 30,                June 30,               June 30,
                               ------------------      -----------------     -------------------
                                1996       1995         1996       1995         1996      1995
                               -----      ----         -----      -----        -----     -----
Operating Revenues (thousands):
  Gas sales
    Residential               $25,076    $18,205      $112,257   $93,283      $123,008   $104,094
    Commercial                  3,411      2,344        16,953    13,491        18,139     14,900
    Industrial                    772        611         4,014     3,095         4,240      3,508
                              -------    -------      --------   -------      --------   --------
                               29,259     21,160       133,224   109,869       145,387    122,502
  Transportation
    Residential                   607        274         1,498     1,049         1,682      1,216
    Commercial                  1,056      1,403         5,652     5,878         6,634      6,892
    Industrial                  1,292      1,136         4,504     4,041         5,558      4,927
    Contract Pooling               62         --            62        --            62         --
                              -------    -------       -------   -------      --------   --------
                                3,017      2,813        11,716    10,968        13,936     13,035
                              -------    -------       -------   -------      --------   --------
  Other                           308        249           770     1,135           944      1,353
                              -------    -------       -------   -------      --------   --------
Total Operating Revenues       32,584     24,222       145,710   121,972       160,267    136,890
Less  - Gas Costs              16,981     11,229        78,511    67,131        84,194     73,644
    - Revenues Taxes            1,972      1,682         9,756     8,202        10,712      9,097
                              -------    -------       -------   -------      --------   --------
Net Operating Revenues        $13,631    $11,311       $57,443   $46,639       $65,361    $54,149
                              =======    =======       =======   =======      ========   ========
Deliveries (MDth):
  Gas Sales
    Residential                 3,710      3,387        21,208    17,490        22,780     18,852
    Commercial                    558        487         3,438     2,664         3,647      2,883
    Industrial                    137        135           882       652           932        733
                              -------    -------       -------   -------      --------   --------
                                4,405      4,009        25,528    20,806        27,359     22,468
                              -------    -------       -------   -------      --------   --------
  Transportation (a)
    Residential                   527        117         1,167       525         1,221        573
    Commercial                    739      1,051         4,817     4,960         5,375      5,509
    Industrial                  1,381      1,374         4,970     5,034         6,307      6,385
                               ------     ------        ------   -------      --------   --------
                                2,647      2,542        10,954    10,519        12,903     12,467
                               ------     ------        ------   -------      --------   --------
Total Gas Sales
  and Transportation            7,052      6,551        36,482    31,325        40,262     34,935
                               ======     ======        ======   =======      ========   ========
Margin per Dth
  delivered                     $1.93      $1.73         $1.57     $1.49         $1.62      $1.55

(a) Volumes associated with contract pooling service are included in the respective customer classes.

LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1996, such restrictions amounted to $11.6 million out of total retained earnings of $70.9 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

Regulatory Actions. On November 8, 1995, the Commission issued an order approving changes in rates of the Company. (See Note 4A of the Notes to Consolidated Financial Statements.)

   In September 1995, the Company filed a petition with the Commission for approval of a performance-based rate program (PBR Program) for gas costs. The objectives of the PBR Program are to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, the Company would share equally with gas sales customers the savings or costs from this program. As modified by the Company during the proceeding, the PBR Program would be for a pilot period covering October 1, 1996 through fiscal year 1998 and was filed pursuant to a new provision of the Illinois Public Utilities Act which allows experiments in performance-based rates. Hearings on the PBR Program proposal have been concluded. On June 5, 1996, the Hearing Examiner issued his proposed order recommending that the petition be denied. The Hearing Examiner's recommendation is not binding on the Commission. The Company and the Commission Staff have filed briefs opposing that recommendation and have presented oral argument before the Commission, which is expected to enter an order prior to the close of fiscal 1996.

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

Credit Lines.  Peoples Gas has lines of credit of approximately
$129.4 million of which the Company may borrow up to $30 million to cover its projected short-term needs. The lines of credit from which the Company may borrow will expire on June 25, 1997.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12-months ended June 30, 1996, and for fiscal 1995 and 1994 were 4.97, 2.93, and 3.33, respectively.




                   PART II.   OTHER INFORMATION


Item 1.        Legal Proceedings


   See Note 5 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

                 Exhibit
                 Number              Description of Document
                --------             -----------------------
                  27                 Financial Data Schedule


        b.  Reports on Form 8-K filed during the quarter ended
            June 30, 1996


               None.








                             SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            North Shore Gas Company
                                           -------------------------
                                                 (Registrant)






          August 7, 1996           By:  /s/   K. S. BALASKOVITS
         ----------------            ---------------------------
             (Date)                        K. S. Balaskovits
                                        Vice President and Controller







                                             (Same as above)
                                     -----------------------------
                                      Principal Accounting Officer