Form 10-K405
period 1996-09-30
NORTH SHORE GAS CO /IL/
filed 1996-12-19
CIK 110101

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

  (Mark One)
    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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

     Common Stock, without par value, 3,625,887 shares outstanding at November 30, 1996.

                         DOCUMENTS INCORPORATED BY REFERENCE
                                         None

                                       CONTENTS

                                                                           Page
Item No.                                                                    No.
--------                                                                   ----

         PART I

     1.  Business                                                             3

     2.  Properties                                                           7

     3.  Legal Proceedings                                                    8

     4.  Submission of Matters to a Vote of Security Holders                  8

         PART II

     5.  Market for the Company's Common Stock and Related
             Stockholder Matters                                              8

     6.  Selected Financial Data                                              9

     7.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition                           10

     8.  Financial Statements and Supplementary Data                         16

     9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             35

         PART III

    10.  Directors and Executive Officers of the Company                     36

    11.  Executive Compensation                                              38

    12.  Security Ownership of Certain Beneficial Owners and
             Management                                                      41

    13.  Certain Relationships and Related Transactions                      42

         PART IV

    14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                     43

Signatures                                                                   45

Exhibit Index                                                                46

                               NORTH SHORE GAS COMPANY

                              ANNUAL REPORT ON FORM 10-K

                         FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                        PART I

ITEM 1.  BUSINESS

GENERAL


    North Shore Gas Company (Company), an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has about 137,000 residential, commercial, and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in Northeastern Illinois. It serves 54 communities and adjacent areas, including those situated along Lake Michigan from Winnetka, Illinois, to the Illinois-Wisconsin state line. This area, with an estimated population of about 400,000, contains residential concentrations and a diversity of industrial and commercial establishments, as well as some farm lands. The Company had 245 employees at September 30, 1996.

    At September 30, l996, the common stock of the Company and of its utility affiliate, The Peoples Gas Light and Coke Company (Peoples Gas), was wholly owned by Peoples Energy Corporation (Peoples Energy).

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

    State and federal regulators are currently evaluating ways in which the generation and distribution of electricity may be deregulated so that end users may purchase electricity from producers other than their local electric utility and require such local utility to transport the electricity so purchased, a concept commonly referred to as "retail wheeling." In the event retail wheeling were permitted in the Company's service territory, the cost of electricity would be expected to decline, thereby reducing the advantage of lower costs that natural gas currently enjoys over electricity.

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

SALES AND RATES

    The Company sells natural gas having an average heating value of
approximately 1,000 British thermal units (Btu's) per cubic foot.*   Sales are
made and service rendered by the Company pursuant to a rate schedule on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge and Refund Adjustments, to recover the costs incurred by the Company to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under the Company's rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, and liquefied petroleum gas costs. In addition, under the tariffs of the Company, the difference for any month between costs recoverable through the Gas Charge and the revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs). The Company also has been recovering, through its rates, pipeline charges billed for transition costs resulting from the implementation of Federal Energy Regulatory Commission (FERC) Order No. 636. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

    The business of the Company is influenced by seasonal weather conditions because a large element of the Company's customer load consists of space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. (For discussion of the effect of the seasonal nature of gas revenues on cash flow, see Liquidity in Item 7.)

    The basic marketing plan of the Company is to maintain its existing share in all market segments and develop opportunities emerging from changes in the utility environment and technological equipment advances for new, expanded, or current natural gas applications, including cogeneration, prime movers, natural gas-fueled vehicles, and natural gas space conditioning.


-------------------------------------------------------------------------------
* All volumes of natural gas set forth in this report are stated on a 1,000 Btu (per cubic foot) billing basis. (100 cubic feet = 1 therm; 10 therms = 1 Dekatherm - Dth)

STATE LEGISLATION AND REGULATION

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

    In 1994, the Commission entered orders providing for full recovery by the Company of FERC Order 636 transition costs from the Company's gas service customers. The Commission's orders have been appealed to the Illinois Supreme Court. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

    On November 8, 1995, the Commission issued an order approving changes in rates of the Company. (See Note 2A of the Notes to Consolidated Financial Statements.)

    On August 14, 1996, the Commission denied the Company's petition for approval of a performance-based rate program for gas costs. (See Liquidity - Regulatory Actions in Item 7.)

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

    In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

ENVIRONMENTAL MATTERS

    The Company is subject to federal and state environmental laws.  The
Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 3A of the Notes to Consolidated Financial Statements.) In addition, the Company has received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado. (See Note 3B of the Notes to Consolidated Financial Statements.) Also, the Company was informed by the Illinois Environmental Protection Agency (IEPA) that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. (See Note 3C of the Notes to Consolidated Financial Statements.)

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

    The following tabulation shows the Company's expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 1996-97 heating season:

                                               Design Peak-Day    Year of
                                                Availability      Contract
             Source                               (MDth)          Expiration
     -------------------                       ---------------    -----------

    Firm direct purchases (1)                       96           1997-2000
    Liquefied petroleum gas (2)                     40
    Storage gas
         Leased (3)                                165           1998-2000
         Peoples Gas - Manlove (4)                  63              (5)
    Customer-owned gas (6)                          45
    Total expected design                          ---
    peak-day availability                          409
                                                   ---
                                                   ---

(1) Consists of firm gas purchases from non-pipeline suppliers delivered utilizing firm pipeline transportation. The majority of the gas purchase contracts are negotiated annually. The terms of the transportation contracts vary with the longest term being 5 years.

(2) Reflects derating of capacity, as accepted by the Commission Staff in Docket 91-0581.

(3) Consists of leased storage services required to meet design day requirements with contract lengths varying from 3 to 5 years.

(4) Manlove Field, Peoples Gas' underground storage facility located near Champaign, Illinois, has a seasonal top-gas capacity (excluding volumes required to support late-season peaking requirements) of approximately 27,000 MDth, of which approximately 1,566 MDth is dedicated to the Company. For the 1996-97 heating season, the Company has contracts for a maximum daily deliverability of 63 MDth.

(5) The contract with Peoples Gas was for an initial term expiring May 1, 1990. However, by its terms, the contract continues in effect unless canceled by either party upon 120 days notice prior to April 30 of any year thereafter.

(6) Consists of gas supplies purchased directly from producers and marketers by the Company's commercial, industrial, and larger residential customers.

    The sources of gas supply (including gas transported for customers) in MDth for the Company for the three fiscal years ended September 30, 1996, 1995, and 1994, were as follows:

                                                 1996        1995        1994
                                                ------      ------      ------
    Source:
         Natural Gas Pipeline Co. (a)               --          --       2,384
         Other suppliers (b)                    27,940      20,250      23,328
         Liquefied petroleum gas produced          151           9          79
         Customer-owned gas - received          12,777      12,379      12,017
         Underground storage - net                 468       3,103        (631)
         Exchange gas - net                       (104)         --          --
         Company use, franchise requirements,
           and unaccounted-for gas                (983)       (636)       (339)
                                                ------      ------      ------
               Total (c)                        40,249      35,105      36,838
                                                ------      ------      ------
                                                ------      ------      ------

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

    The distribution system of the Company, at September 30, 1996, consisted of approximately 2,100 miles of distribution mains and necessary pressure regulators, approximately 124,000 services (pipe connecting the mains with piping on the customers' premises), and approximately 140,000 meters installed on customers' premises. Also, the Company's transmission system consists of approximately 15 miles of transmission pipeline. In addition, the Company has liquefied petroleum gasification and storage facilities. It also owns and has a substantial investment in office and service buildings, garages, repair shops, and motor vehicles, together with the equipment, tools, and fixtures necessary to conduct utility business.

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

ITEM 3.  LEGAL PROCEEDINGS

    See Notes 2 and 3 of the Notes to Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.




                                       PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company is a wholly owned subsidiary of Peoples Energy.

ITEM 6.  SELECTED FINANCIAL DATA (a)

For fiscal years ended September 30,             1996        1995        1994        1993        1992
-------------------------------------------------------------------------------------------------------
OPERATING RESULTS (thousands)
Operating Revenues:
    Residential                               $125,502    $104,034    $130,654    $121,733    $100,673
    Commercial                                  18,769      14,677      21,834      20,539      17,430
    Industrial                                   4,299       3,321       6,392       5,161       3,610
    Transportation of customer-owned gas (b)    14,212      13,188      11,185      11,751      10,419
    Other                                        1,027       1,309       1,060       1,041         708
-------------------------------------------------------------------------------------------------------
        Total Operating Revenues               163,809     136,529     171,125     160,225     132,840
Less - Gas costs                                86,304      72,815     105,042      93,800      71,418
    - Revenue taxes                             10,751       9,158      10,962      10,622       9,212
-------------------------------------------------------------------------------------------------------
        Net Operating Revenues                $ 66,754    $ 54,556    $ 55,121    $ 55,803    $ 52,210
Net income applicable to common stock         $ 16,347    $  9,048    $ 10,378    $  8,973    $ 12,527
Dividends declared on common stock            $ 11,748    $  5,947    $  7,107    $  6,672    $  2,538
-------------------------------------------------------------------------------------------------------
ASSETS AT YEAR-END (thousands)
Property, plant and equipment                 $284,896    $272,869    $259,375    $248,580    $227,557
Less - Accumulated depreciation                 93,821      86,950      80,639      75,110      70,425
-------------------------------------------------------------------------------------------------------
        Net Property, Plant and Equipment     $191,075    $185,919    $178,736    $173,470    $157,132
Total assets                                  $237,500    $234,633    $234,364    $235,431    $208,297
Capital expenditures - construction           $ 13,286    $ 14,901    $ 12,595    $ 22,824    $ 26,061
-------------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (thousands)
Common equity                                 $ 91,380    $ 86,781    $ 83,680    $ 80,409    $ 78,108
Long-term debt                                  64,664      72,724      76,925      80,925      56,053
-------------------------------------------------------------------------------------------------------
    Total Capitalization                      $156,044    $159,505    $160,605    $161,334    $134,161
-------------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (per cent)
Common equity                                       59          54          52          50          58
Long-term debt                                      41          46          48          50          42
-------------------------------------------------------------------------------------------------------
    Total Capitalization                           100         100         100         100         100
-------------------------------------------------------------------------------------------------------
GAS SOLD AND TRANSPORTED (MDth)
Gas Sales:
    Residential                                 22,789      19,062      20,228      20,009      19,202
    Commercial                                   3,698       2,873       3,641       3,529       3,638
    Industrial                                     930         702       1,005         953         825
Transportation of customer-owned gas (b)        12,832      12,468      11,964      11,655      11,657
-------------------------------------------------------------------------------------------------------
    Total Gas Sales and Transportation          40,249      35,105      36,838      36,146      35,322
Margin per Dth delivered                      $   1.66    $   1.55    $   1.50    $   1.54    $   1.48
-------------------------------------------------------------------------------------------------------
NUMBER OF CUSTOMERS (average)
Residential                                    126,454     122,591     119,190     116,644     114,357
Commercial                                       7,831       7,674       7,656       7,493       7,306
Industrial                                         857         820         802         809         695
Transportation (b)                               1,677       1,626       1,479       1,399       1,471
-------------------------------------------------------------------------------------------------------
    Total Customers                            136,819     132,711     129,127     126,345     123,829
-------------------------------------------------------------------------------------------------------
DEGREE DAYS                                      7,080       5,897       6,701       6,679       6,320
Per cent of normal (6,536)                         108          90         103         102          97
-------------------------------------------------------------------------------------------------------

(a) The Company is a wholly owned subsidiary of Peoples Energy; therefore, per-share data are omitted.
(b) Includes commercial, industrial, and larger residential customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

    Net income applicable to common stock increased $7.3 million, to $16.3 million, in fiscal 1996 from 1995, due principally to weather that was 20 per cent colder than in 1995 and to a rate increase that went into effect on November 14, 1995 for the Company (see Note 2A of the Notes to Consolidated Financial Statements). In addition, net income benefited from a one-time gain associated with the expiration of certain natural gas storage contracts (see
Note 5 of the Notes to Consolidated Financial Statements). These increases were partly offset by last year's recognition of the federal income tax settlement (see Note 7D of the Notes to Consolidated Financial Statements) and the current year's higher operating costs.

    In 1995, net income applicable to common stock decreased $1.3 million, to $9 million, due primarily to weather that was 12 per cent warmer than in 1994, decreasing net income by about $1.6 million. Also contributing to the year-to-year earnings decline were increases in interest expense together with a lower amortization of deferred tax credits. Partially offsetting these items was higher non-weather related gas deliveries. In addition, fiscal 1995 benefited from the sale of certain oil and gas rights.

    A summary of variations affecting income between years is presented below, with explanations of significant differences following:


                                                      Fiscal 1996            Fiscal 1995
                                                       over 1995              over 1994
                                                 --------------------  -----------------------
                                                 Amount                  Amount
                                                 (000's)     Per Cent    (000's)      Per Cent
-----------------------------------------------------------------------------------------------
Net operating revenues (a)                     $12,198        22.4    $   (564)       (1.0)
Operation and maintenance expenses               4,533        18.4      (1,903)       (7.2)
Depreciation expense                               391         5.4         378         5.5
Income taxes                                     3,770        81.4         214         4.8
Other income and deductions                      3,718        54.5      (1,805)      (36.0)
Net income applicable to common stock            7,299        80.7      (1,330)      (12.8)
-----------------------------------------------------------------------------------------------

(a) Operating revenues, net of gas costs and revenue taxes.


NET OPERATING REVENUES

    Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1L of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the state and various municipalities.

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

    Net operating revenues increased $12.2 million, to $66.8 million, in 1996. Natural gas deliveries increased 5.1 Bcf, to 40.2 Bcf, due to weather that was 20 per cent colder than in 1995 and over 8 per cent colder than normal. Net operating revenues increased approximately $4 million ($2.4 million after income taxes) as a result of the colder weather. Also, the Company's aforementioned rate increase improved net operating revenues by about $5 million ($3 million after income taxes).

    In 1995, net operating revenues decreased $564,000, to $54.6 million, due primarily to a decline in natural gas deliveries of 1.7 Bcf, to 35.1 Bcf, reflecting weather that was 12 per cent warmer than in 1994 and 10 per cent warmer than normal. Partially offsetting the effect of the milder weather, was higher gas deliveries reflecting an increase of about 3,600 customers over the 1994 level.

    See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

OPERATION AND MAINTENANCE EXPENSES

    Operation and maintenance expenses increased $4.5 million, to $29.1 million, in 1996, due chiefly to the reduction of expense from the prior year's recognition of about $1.5 million for an IRS settlement. (See Note 7D of the Notes to Consolidated Financial Statements.) In addition, increases between years resulted from greater environmental costs recovered through rates
($1.4 million), charges to the reserve for injuries and damages ($562,000), and distribution system expenses ($438,000).

    In 1995, operation and maintenance expenses decreased $1.9 million, to $24.6 million, due chiefly to recognizing approximately $1.5 million for the fiscal 1995 portion of the IRS settlement (see Note 7D of the Notes to Consolidated Financial Statements), together with lower environmental costs recovered through rates. These decreases were partially offset by increased reengineering costs.

DEPRECIATION EXPENSE

    Depreciation expense increased $391,000, to $7.6 million, in 1996, and $378,000, to $7.2 million, in 1995, due primarily to depreciable property additions.

INCOME TAXES

    Income taxes, exclusive of the $1.8 million included in other income and deductions, increased $3.8 million, to $8.4 million, in 1996, due mainly to higher pre-tax income.

    In 1995, income taxes, exclusive of the $225,000 included in other income and deductions, increased $214,000, to $4.6 million, due principally to the recording of the deferred tax effects of the income tax settlement in operating expenses in 1995 and reduced amortization of deferred taxes. These increases were mostly offset by decreased income taxes due to lower pre-tax income.

OTHER INCOME AND DEDUCTIONS

    Other income and deductions decreased $3.7 million from the prior year, due largely to the gain of $2.2 million, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 5 of the Notes to Consolidated Financial Statements.) Additionally, the current year includes lower interest on long-term debt resulting from the Company's early redemption of first mortgage bonds. (See Note 12A of the Notes to Consolidated Financial Statements.)

    In 1995, other income and deductions increased $1.8 million, due principally to the prior year's recognition in other income of $1.1 million, after income taxes, for an IRS settlement. (See Notes 7D and 9 of the Notes to Consolidated Financial Statements.) In addition, increased interest expense resulted from interest on amounts refundable to customers, partially offset by decreased interest on long-term debt.

OTHER MATTERS

EFFECT OF WEATHER. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

ACCOUNTING STANDARDS.  In March 1995, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". This statement requires recognition of impairment losses on long-lived assets when an asset's book value may not be recoverable. For regulated companies, the statement requires that regulatory assets be probable of recovery at every balance sheet date. This statement requires adoption no later than the Company's 1997 fiscal year. The Company does not expect the adoption of SFAS No. 121 to have a material effect on its financial position or results of operations.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement requires companies to either recognize compensation costs measured at fair value attributable to employee stock options or similar equity instruments at the grant date in net income, or, in the alternative, provide pro forma footnote disclosure on net income and earnings per share. This statement requires adoption no later than the Company's 1997 fiscal year. The Company anticipates electing the pro forma footnote disclosure provisions of this statement in 1997. Implementation is not expected to have a material effect on pro forma net income.

FERC ORDER 636 COSTS. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

    In 1994, the Commission entered orders providing for full recovery by the Company of FERC Order 636 transition costs from the Company's gas service customers. The Commission's orders have been appealed to the Illinois Supreme Court. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

REENGINEERING PROJECT. The Company is reengineering its business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness.

OPERATING STATISTICS. The following table represents gas distribution margin components:

                                      For fiscal years ended September 30,
                                     --------------------------------------
                                      1996           1995           1994
                                    --------       --------       --------
Operating Revenues (thousands):
    Gas sales
         Residential                $125,502       $104,034       $130,654
         Commercial                   18,769         14,677         21,834
         Industrial                    4,299          3,321          6,391
                                    --------       --------       --------
                                     148,570        122,032        158,879
                                    --------       --------       --------

    Transportation
         Residential                   1,852          1,233          1,150
         Commercial                    6,307          6,859          6,049
         Industrial                    5,683          5,096          3,986
         Contract Pooling                370             --             --
                                    --------       --------       --------
                                      14,212         13,188         11,185
                                    --------       --------       --------

    Other                              1,027          1,309          1,060
                                    --------       --------       --------

Total Operating Revenues             163,809        136,529        171,124
Less - Gas Costs                      86,304         72,815        105,042
    - Revenues Taxes                  10,751          9,158         10,962
                                    --------       --------       --------
Net Operating Revenues              $ 66,754       $ 54,556       $ 55,120
                                    --------       --------       --------
                                    --------       --------       --------

Deliveries (MDth):
    Gas Sales
         Residential                  22,789         19,062         20,228
         Commercial                    3,698          2,873          3,641
         Industrial                      930            702          1,005
                                    --------       --------       --------
                                      27,417         22,637         24,874
                                    --------       --------       --------

    Transportation (a)
         Residential                   1,415            579            579
         Commercial                    5,145          5,518          5,263
         Industrial                    6,272          6,371          6,122
                                    --------       --------       --------
                                      12,832         12,468         11,964
                                    --------       --------       --------

Total Gas Sales
  and Transportation                  40,249         35,105         36,838
                                    --------       --------       --------
                                    --------       --------       --------

Margin per Dth delivered            $   1.66       $   1.55       $   1.50

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

CREDIT LINES. Peoples Gas has lines of credit of $129.4 million of which the Company may borrow up to $30 million. At September 30, 1996, Peoples Gas and the Company had unused credit available from banks of $126.8 million. (See Note 11 of the Notes to Consolidated Financial Statements.)

CASH FLOW ACTIVITIES. Net cash provided by operating activities in 1996 increased by $4.8 million, due primarily to changes resulting from increased net income, due mainly to colder weather and the rate increase, and from accounts payable, partially offset by other assets and gas sales revenue refundable. In 1995, net cash provided by operating activities decreased by $800,000, due primarily to changes related to gas costs recoverable, gas sales revenue refundable, and net receivables, largely offset by increases associated with gas in storage, deferred income taxes, and other assets. In 1994, net cash provided by operating activities rose by $10.1 million, principally resulting from increases relating to rate adjustments recoverable or refundable and accounts receivable. These increases were partially offset by decreases associated with accounts payable, deferred charges, and deferred taxes.

    Net cash used in investing activities for 1996, 1995, and 1994 mainly represents the level of capital expenditures in the respective years.

    Net cash used in financing activities in 1996 reflects the redemption of previously issued debt (see Note 12A of the Notes to Consolidated Financial Statements) and higher dividends paid on common stock due to the increase in net income. In 1995, net cash used in financing activities reflects lower dividends paid on common stock resulting from the reduction in net income. Net cash used in financing activities in 1994 includes the retirement of long-term debt and interim loans.

INDENTURE RESTRICTIONS. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1996, such restrictions amounted to $11.6 million out of total retained earnings of $66.6 million; accordingly, $55 million are available for dividends. (See
Note 4 of the Notes to Consolidated Financial Statements.)

INTEREST COVERAGE. The fixed charges coverage ratios for the Company for fiscal 1996, 1995, and 1994 were 5.62, 2.93, and 3.33, respectively. The increase in the ratio for the current fiscal year reflects the redemption of long-term debt and higher pre-tax income resulting from colder weather and the Commission approved rate increase. (See Results of Operations - Net Income.) The ratios for fiscal years 1995 and 1994 include the recording of an IRS settlement in income. (See Note 7D of the Notes to Consolidated Financial Statements.)

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

    On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming the Company and four other parties as defendants. The complaint alleges violations arising out of a gasoline release that occurred in Wheeling, Illinois during June 1992 when a contractor who was installing a pipeline for the Company accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. The Company is contesting this suit. (See Note 3C of the Notes to Consolidated Financial Statements.)

REGULATORY ACTIONS. On November 8, 1995, the Commission issued an order approving changes in rates of the Company. (See Note 2A of the Notes to Consolidated Financial Statements.)

    In 1995, the Company filed a petition with the Commission for approval of a performance-based rate program (PBR Program) for gas costs. The objectives of the PBR Program were to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, the Company proposed to share equally with gas sales customers the savings or costs from the PBR Program. In August 1996, the Company's petition was denied by the Commission. The Company is evaluating alternatives to the proposed PBR Program.

CAPITAL RESOURCES

CAPITAL SPENDING. Capital expenditures for additions, replacements, and improvements to the utility plant were $13.3 million in 1996, $14.9 million in 1995, and $12.6 million in 1994.

    Expenditures in fiscal 1996 decreased $1.6 million reflecting the continuation of a cost containment program. In fiscal 1995, expenditures increased $2.3 million, due primarily to higher expenditures for mains and services for the distribution system.

    While capital expenditures for fiscal 1997 are estimated to be $14.7 million, an increase of $1.4 million from 1996, the 1997 amount reflects a level that is consistent with the financial goals of the Company.

    There are no sinking fund requirements for long-term debt in fiscal 1997. (See Note 12B of the Notes to Consolidated Financial Statements.)

    The Company anticipates that future cash needs for capital expenditures and sinking fund requirements and maturities will be met through internally generated funds, intercompany loans from Peoples Energy, borrowing arrangements with banks and/or the issuance of commercial paper on an interim basis, and periodic long-term financing involving first mortgage bonds or equity from Peoples Energy.

BONDS REDEEMED. On February 1, 1996, the Company redeemed $8 million aggregate principal amount of its Series I First Mortgage Bonds using the proceeds of a short-term bank loan as well as other monies of the Company. (See Note 12A of the Notes to Consolidated Financial Statements.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                      Page
                                                                      ----
Statement of Management's Responsibility                               17

Report of Independent Public Accountants                               18

Consolidated Statements of Income for fiscal years ended
    September 30, 1996, 1995, and 1994                                 19

Consolidated Statements of Retained Earnings for fiscal
    years ended September 30, 1996, 1995, and 1994                     19

Consolidated Balance Sheets at September 30, 1996 and 1995             20

Consolidated Capitalization Statements at September 30, 1996
    and 1995                                                           21

Consolidated Statements of Cash Flows for fiscal years ended
    September 30, 1996, 1995, and 1994                                 22

Notes to Consolidated Financial Statements                             23

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

    The Audit Committee of the Board of Directors of Peoples Energy, comprised of six outside directors, meets periodically with management, the internal auditors, and Arthur Andersen LLP, jointly and separately, to assure that appropriate responsibilities are discharged. These meetings include discussion and review of accounting principles and practices, internal accounting controls, audit results, and the presentation of financial information in the annual report of Peoples Energy.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To North Shore Gas Company:

     We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of North Shore Gas Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies at September 30, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies at September 30, 1996 and 1995, and the results of their operations and cash flows for each of the three years in the period ended
September 30, 1996, in conformity with generally accepted accounting principles.

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








                                               ARTHUR ANDERSEN LLP






Chicago, Illinois
November 1, 1996

CONSOLIDATED STATEMENTS OF INCOME


                                                 North Shore Gas Company
--------------------------------------------------------------------------------
For fiscal years ended September 30,         1996         1995        1994
--------------------------------------------------------------------------------
                                                        (Thousands)
Operating Revenues:
Gas sales                                $148,570     $122,032    $158,879
Transportation of customer-owned gas       14,212       13,188      11,185
Other                                       1,027        1,309       1,060
--------------------------------------------------------------------------------
Total Operating Revenues                  163,809      136,529     171,124
--------------------------------------------------------------------------------
Operating Expenses:
Gas costs                                  86,304       72,815     105,042
Operation (see Note 7D)                    25,893       21,595      23,434
Maintenance                                 3,235        3,000       3,064
Depreciation                                7,629        7,238       6,860
Taxes - Income                              8,404        4,634       4,420
      - State and local revenue            10,751        9,158      10,962
      - Other                               2,147        2,224       1,952
--------------------------------------------------------------------------------
Total Operating Expenses                  144,363      120,664     155,734
--------------------------------------------------------------------------------
Operating Income                           19,446       15,865      15,390
--------------------------------------------------------------------------------
Other Income and (Deductions):
Interest income                               414          564         397
Interest on long-term debt                 (4,937)      (5,905)     (6,326)
Other interest expense                       (804)      (1,291)       (322)
Income taxes                               (1,750)        (225)       (667)
Miscellaneous - net (see Note 9)            3,978           40       1,906
--------------------------------------------------------------------------------
Total Other Income and Deductions          (3,099)      (6,817)     (5,012)
--------------------------------------------------------------------------------
Net Income Applicable to Common Stock   $  16,347    $   9,048   $  10,378
--------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                                     North Shore Gas Company
--------------------------------------------------------------------------------
For fiscal years ended September 30,              1996        1995        1994
--------------------------------------------------------------------------------
                                                           (Thousands)

Balance at Beginning of Year                  $ 62,024    $ 58,923    $ 55,652
  Add - Net Income                              16,347       9,048      10,378
  Deduct - Dividends declared on common stock   11,748       5,947       7,107
--------------------------------------------------------------------------------
Balance at End of Year                        $ 66,623    $ 62,024    $ 58,923
--------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

                                                         North Shore Gas Company
--------------------------------------------------------------------------------
At September 30,                                              1996      1995
--------------------------------------------------------------------------------
                                                                (Thousands)
PROPERTIES AND OTHER ASSETS
--------------------------------------------------------------------------------
Capital Investments:
Property, plant and equipment, at original cost             $284,896  $272,869
Less - Accumulated depreciation                               93,821    86,950
--------------------------------------------------------------------------------
Net property, plant and equipment                            191,075   185,919
Other investments                                                113       104
--------------------------------------------------------------------------------
Total Capital Investments - Net                              191,188   186,023
--------------------------------------------------------------------------------
Current Assets:
Cash                                                             389       239
Cash equivalents                                                  --     2,845
Receivables -
    Customers, net of allowance for uncollectible
      accounts of $932 and $698, respectively                  5,523     4,574
    Other                                                      3,421       594
Accrued unbilled revenues                                      3,780     2,716
Materials and supplies, at average cost                        2,109     2,199
Gas in storage, at last-in, first-out cost                     9,627    18,396
Gas costs recoverable through rate adjustments                 2,500     4,073
Prepayments                                                      371       347
--------------------------------------------------------------------------------
Total Current Assets                                          27,720    35,983
--------------------------------------------------------------------------------
Other Assets:
Regulatory assets (see Note 1H)                               15,322     9,999
Deferred charges                                               3,270     2,628
--------------------------------------------------------------------------------
Total Other Assets                                            18,592    12,627
--------------------------------------------------------------------------------
Total Properties and Other Assets                           $237,500  $234,633
--------------------------------------------------------------------------------


CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------
Capitalization (see Consolidated Capitalization Statements) $156,044  $159,505
--------------------------------------------------------------------------------
Current Liabilities:
Accounts payable                                              26,929    14,289
Interim loans                                                  1,925        --
Dividends payable on common stock                              3,372     1,595
Customer gas service and credit deposits                       5,269     5,564
Sinking fund payments and maturities, due within one year -
    Long-term debt                                                --     4,000
Accrued taxes                                                  2,297     1,269
Gas sales revenue refundable through rate adjustments          3,188    10,944
Accrued interest                                               2,038     1,772
--------------------------------------------------------------------------------
Total Current Liabilities                                     45,018    39,433
--------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Deferred income taxes - primarily accelerated depreciation
                        (see Note 7C)                         19,688    19,094
Investment tax credits being amortized over
    the average lives of related property                      3,743     3,905
Other                                                         13,007    12,696
--------------------------------------------------------------------------------
Total Deferred Credits and Other Liabilities                  36,438    35,695
--------------------------------------------------------------------------------
Total Capitalization and Liabilities                        $237,500  $234,633
--------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED CAPITALIZATION STATEMENTS


                                                                  North Shore Gas Company
----------------------------------------------------------------------------------------------
At September 30,                                                     1996           1995
----------------------------------------------------------------------------------------------
                                                          (Thousands, except number of shares)
Common Stockholder's Equity:
Common stock, without par value -
    Authorized 5,000,000 shares
    Outstanding 3,625,887 shares                                 $  24,757      $  24,757
Retained earnings (see Consolidated Statements
    of Retained Earnings)                                           66,623         62,024
----------------------------------------------------------------------------------------------
Total Common Stockholder's Equity                                   91,380         86,781
----------------------------------------------------------------------------------------------

Long-Term Debt:
Exclusive of sinking fund payments and maturities
    due within one year
First Mortgage Bonds -
         10.20% Series I, due October 27, 1997                          --          8,000
              (redeemed on February 1, 1996 - see Note 12A)
         8% Series J, due November 1, 2020                          24,734         24,774
         6-3/8% Series K, due October 1, 2022                       24,930         24,950
         6.37% Series L, due May 1, 2003                            15,000         15,000
----------------------------------------------------------------------------------------------
Total Long-Term Debt                                                64,664         72,724
----------------------------------------------------------------------------------------------
Total Capitalization                                              $156,044       $159,505
----------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                North Shore Gas Company
-------------------------------------------------------------------------------------------
For fiscal years ended September 30,                        1996        1995        1994
-------------------------------------------------------------------------------------------
                                                                      (Thousands)
OPERATING ACTIVITIES:
Net Income                                               $ 16,347   $   9,048    $ 10,378
Adjustments to reconcile net income to net cash:
 Depreciation                                               7,629       7,238       6,860
 Deferred income taxes and investment tax
   credits - net                                             (425)      3,339      (2,354)
 Change in deferred credits and other liabilities           1,168      (1,146)       (332)
 Change in other assets                                    (5,965)        573      (5,787)
 Other                                                         11           8           5
 Change in current assets and liabilities:
   Receivables - net                                       (3,776)        131       4,372
   Accrued unbilled revenues                               (1,064)       (355)      1,478
   Gas in storage                                           8,769       9,025      (2,070)
   Gas costs recoverable                                    1,573      (1,671)      6,077
   Payables                                                12,640         351      (2,358)
   Customer gas service and credit deposits                  (295)       (313)      1,294
   Accrued taxes                                            1,028        (846)       (898)
   Gas sales revenue refundable                            (7,756)      1,168       8,818
   Accrued interest                                           266        (966)        638
   Other                                                       65        (217)         46
-------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                  30,215      25,367      26,167
-------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Capital expenditures - construction                       (13,286)    (14,901)    (12,595)
Other assets                                                  482         480         469
-------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                     (12,804)    (14,421)    (12,126)
-------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Interim loans - net                                         1,925          --      (5,400)
Retirement of long-term debt                              (12,060)     (4,201)     (4,000)
Trust fund - utility construction                              --          --       4,243
Dividends paid on common stock                             (9,971)     (6,164)     (6,853)
-------------------------------------------------------------------------------------------

Net Cash Used in Financing Activities                     (20,106)    (10,365)    (12,010)
-------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents       (2,695)        581       2,031
Cash and Cash Equivalents at Beginning of Year              3,084       2,503         472
-------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year                $     389   $   3,084   $   2,503
-------------------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements are an integral part of these statements.

                               NORTH SHORE GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A  Principles of Consolidation

    All subsidiaries are included in the consolidated financial statements.
All significant intercompany transactions have been eliminated in consolidation. Certain items previously reported for years prior to 1996 have been reclassified to conform with the current-year presentation.

1B  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

1C  Concentration of Credit Risk

    The Company provides natural gas service to about 137,000 customers within approximately 275 square miles in Northeastern Illinois. Credit risk for the Company is spread over a diversified base of residential, commercial, and industrial retail sales and transportation customers.

    The Company encourages customers to participate in its long-standing budget payment program that allows the cost of higher gas consumption levels, associated with the heating season, to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, when appropriate, to minimize uncollectible write-offs.

1D  Revenue Recognition

    Gas sales revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

1E  Property, Plant and Equipment

    Property, plant and equipment is stated at original cost and includes appropriate amounts of payroll taxes, employee benefit costs, administrative costs, and an allowance for funds used during construction.

1F  Accounts Payable

    The Company utilizes controlled disbursement banking arrangements under which certain bank accounts have negative book balances due to checks in transit. The negative balances are classified as Accounts Payable.

1G  Maintenance and Depreciation

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

    The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:

    For fiscal years ended September 30,     1996      1995      1994
    ------------------------------------     ----      ----      ----

    Provision for depreciation               3.1%      3.1%      3.2%

1H  Regulated Operations

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

    The following regulatory assets were reflected in Other Assets in the Consolidated Balance Sheets at September 30, 1996 and 1995:

--------------------------------------------------------------------------------
                                                                 1996      1995
--------------------------------------------------------------------------------
                                                                   (Thousands)
Environmental costs, net of recoveries (see Note 3A)         $  7,166   $ 7,689
Transition costs from pipeline supplier (see Note 2B)           7,746     1,600
Deferred interest on customer refunds                              --       222
Rate case expenses                                                158       216
Energy conservation plan expenses                                  --       103
Discount, premium, expenses, and loss on reacquired bonds         236       147
Other                                                              16        22
--------------------------------------------------------------------------------
Total regulatory assets                                       $15,322    $9,999
--------------------------------------------------------------------------------

1I  Income Taxes

    The Company follows the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on the Company, certain adjustments made to deferred income taxes are, in turn, debited or credited to regulatory assets or liabilities. (See Note 7C.)

    Each company within the consolidated group nets its income tax related regulatory assets and liabilities. At September 30, 1996 and 1995, net regulatory income tax liabilities recorded in Other Liabilities amounted to $5.5 million and $5.8 million, respectively.

    Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

    The preceding deferred-tax and tax-credit accounting conforms with regulations of the Commission.

1J  Gas in Storage

    Storage injections are priced at the fiscal-year average of costs of natural gas purchased. Withdrawals from storage are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory, at September 30, 1996 and 1995, exceeded the LIFO cost by approximately $13 million and $26 million, respectively.

1K  Statement of Cash Flows

    For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

    Income taxes and interest paid (excluding capitalized interest) were as follows:

         For fiscal years ended September 30,     1996      1995      1994
         -----------------------------------      ----      ----      ----
                                                         (Thousands)

         Income taxes paid                      $9,435   $   839    $8,085
         Interest paid                           5,119     6,354     6,617

1L  Recovery of Gas Costs, Including Charges for Transition Costs

    Under the tariffs of the Company, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs).

    The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1993 through 1996 are currently pending before the Commission.

    Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 2A and 2B.)

2.  RATES AND REGULATION

2A  Utility Rate Proceedings

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

FERC ORDER 636 COST RECOVERY. In 1994, the Commission issued orders concluding its investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The orders provided for the full recovery of transition costs from the Company's gas service customers. The Commission directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In 1995, the Illinois Appellate Court affirmed the Commission's order. A group of industrial transportation customers has filed a petition with the Illinois Supreme Court for leave to appeal the Appellate Court's decision. If the Illinois Supreme Court accepts the appeal, any changes made by it to the Commission's orders would have a prospective effect only.
(See Notes 1L and 2B.)

2B  FERC Orders 636, 636-A, and 636-B

    FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for the Company is GSR costs. The Company is subject to charges for transition cost recovery by Natural. Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement placed a cap on the amount of GSR costs recoverable by Natural from the Company. For the Company, that cap is approximately $25 million. At the conclusion of the billing period under the Agreement (November 30, 1997), Natural must reconcile amounts collected under the Agreement with GSR costs it incurred. The Company is currently recovering transition costs through the Gas Charge. At September 30, 1996, the Company has made payments of $17.3 million and has accrued an additional $7.7 million, toward the cap.

    The 636 Orders are not expected to have a material effect on financial position or results of operations of the Company. (See Notes 1L and 2A.)


3.  ENVIRONMENTAL MATTERS

3A  Former Manufactured Gas Plant Operations

    The Company, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials. One of the Manufactured Gas Sites is discussed in more detail below. The

Company, under the supervision of the IEPA, is conducting investigations of two Manufactured Gas sites. These investigations may require the Company to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.

    In 1990, the Company entered into an Administrative Order on Consent (AOC) with the United States Environmental Protection Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a Manufactured Gas site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS is comprised of an investigation to determine the nature and extent of contamination at the Waukegan site and a feasibility study to develop and evaluate possible remedial actions. The Company entered into the AOC after being notified by the EPA that the Company, General Motors Corporation (GMC) and Outboard Marine Corporation were each a potentially responsible party (PRP) under CERCLA with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and/or remedial work that the EPA determines is necessary. Other parties identified as PRPs did not enter into the AOC. Under the terms of the AOC, the Company is responsible for the cost of the RI/FS. The Company believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has agreed to share equally with the Company in funding of the RI/FS cost, without prejudice to GMC's or the Company's right to seek a lesser cost responsibility at a later date.

    The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 1996, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $7.2 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

    The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with its Manufactured Gas sites in Waukegan. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at September 30, 1996 have not been reduced to reflect recoveries from insurance carriers.

    Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At September 30, 1996, it had recovered $5.4 million of such costs through rates.

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

3C  Gasoline Release in Wheeling, Illinois

    In June 1995, the Company received a letter from the IEPA informing the Company that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming the Company and four other parties as defendants. The complaint alleges that the violations are the result of a gasoline release that occurred in Wheeling, Illinois in June 1992 when a contractor who was installing a pipeline for the Company accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. The Company is contesting this suit. Management does not believe the outcome of this suit will have a material adverse effect on financial position or results of operations of the Company.


4.  COVENANTS REGARDING RETAINED EARNINGS

    The Company's indenture relating to the first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1996, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $66.6 million; accordingly, $55 million are available for dividends.


5.  EXPIRATION OF GAS STORAGE CONTRACTS

    The Company had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts in fiscal 1996, the Company realized a gain, after income taxes, of approximately $2.2 million.

6.  RETIREMENT AND POSTEMPLOYMENT BENEFITS

6A  Pension Benefits

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

    The Company also has non-qualified pension plans that provide employees with pension benefits in excess of qualified plan limits imposed by federal tax law.

    Net pension cost for all plans for fiscal 1996, 1995, and 1994 included the following components:

                                                      1996      1995      1994
--------------------------------------------------------------------------------
                                                               (Millions)

Service cost--benefits earned during year            $ 1.0     $ 1.0     $ 1.1
Interest cost on projected benefit obligations         2.0       2.0       2.0
Actual return on plan assets (gain) loss              (3.9)     (4.5)     (0.4)
Net amortization and deferral                          1.7       2.3      (1.8)
Settlement accounting                                  0.1        --        --
--------------------------------------------------------------------------------
Net pension cost                                     $ 0.9     $ 0.8     $ 0.9
--------------------------------------------------------------------------------

    In 1996, the Company recognized a net loss of $100,000 from the settlement of portions of pension plan obligations.

    The calculation of pension cost assumed a long-term rate of return on assets of 8.5 per cent for 1996 and 7.5 per cent for 1995 and 1994. The settlement accounting cost was determined using a discount rate of 7.5 per cent and assumed future compensation increases of 4.5 per cent per year.

    The following table shows the estimated funded status of the Company's pension plans at September 30, 1996 and 1995.

--------------------------------------------------------------------------------------------
                                                                           1996      1995
--------------------------------------------------------------------------------------------
                                                                              (Millions)
Plan assets at market value                                               $30.1     $31.9
--------------------------------------------------------------------------------------------
Actuarial present value of plan benefits:
    Vested                                                                 18.6      18.9
    Non-vested                                                              2.3       2.9
--------------------------------------------------------------------------------------------
Accumulated benefit obligation                                             20.9      21.8
Effect of projected future compensation increases                           5.3       6.5
--------------------------------------------------------------------------------------------
Projected benefit obligation                                               26.2      28.3
--------------------------------------------------------------------------------------------
Excess (deficiency) of plan assets over projected benefit obligation        3.9       3.6
Less:
    Unrecognized transition asset                                           0.4       0.4
    Unrecognized prior service cost                                        (0.1)     (0.2)
    Unrecognized net gain (loss)                                            4.5       3.4
--------------------------------------------------------------------------------------------
Accrued pension liability                                                 $(0.9)    $  --
--------------------------------------------------------------------------------------------


    The projected benefit obligation and plan assets at September 30, 1996 are based on a July 1 measurement date using a discount rate of 7.5 per cent, and assumed future compensation increases of 4.5 per cent per year. The projected benefit obligation and plan assets at September 30, 1995 are based on an October 1 measurement date using a discount rate of 7 per cent, and assumed future compensation increases of 5 per cent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

6B  Other Postretirement Benefits

    The Company also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. The plans are funded based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law. The Company accrues the expected costs of such benefits during the employees' years of service.

    Net postretirement benefit cost for all plans for fiscal 1996, 1995, and 1994 included the following components:

--------------------------------------------------------------------------------
                                                  1996      1995      1994
--------------------------------------------------------------------------------
                                                          (Millions)

Service cost - benefits earned during year       $ 0.3     $ 0.2     $ 0.3
Interest cost on projected benefit obligations     0.7       0.7       0.6
Actual return on plan assets (gain) loss          (0.2)     (0.1)       --
Amortization of transition obligation              0.4       0.4       0.4
Net amortization and deferral                      0.1       0.1        --
--------------------------------------------------------------------------------
Net postretirement benefit cost                  $ 1.3     $ 1.3     $ 1.3
--------------------------------------------------------------------------------

    The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 7.5 per cent for 1994 through 1996.

    Of the above total postretirement costs recognized for fiscal years 1996, 1995, and 1994, $600,000, $700,000, and $777,000, respectively, was funded through trust funds for future benefit payments.

    The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1996 and 1995:

--------------------------------------------------------------------------------
                                                            1996      1995
--------------------------------------------------------------------------------
                                                               (Millions)

Plan assets at market value                                $ 1.9     $ 1.5
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
    Retirees                                                 5.8       5.5
    Fully eligible active plan participants                  1.5       1.2
    Other active plan participants                           2.6       2.3
--------------------------------------------------------------------------------
Total APBO                                                   9.9       9.0
--------------------------------------------------------------------------------
Excess (deficiency) of plan assets over the APBO            (8.0)     (7.5)
    Less:
        Unrecognized transition obligation                  (7.3)     (7.7)
        Unrecognized net gain                                0.1       0.2
Contributions:  7-1-96 to 9-30-96                            0.8        --
--------------------------------------------------------------------------------
Accrued postretirement benefit liability                   $  --     $  --
--------------------------------------------------------------------------------

    The total APBO and plan assets at September 30, 1996 are based on a July 1 measurement date using a discount rate of 7.5 per cent and assumed future compensation increases of 4.5 per cent per year. The September 30, 1995 total APBO and plan assets are based on an October 1 measurement date using a discount rate of 6.5 per cent and assumed future compensation increases of 5 per cent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

    For measurement purposes, a health care cost trend rate of 9.6 per cent was assumed for fiscal 1997, and that rate thereafter will decline to 4.75 per cent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1996, by $800,000 and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $100,000 annually.

7.  TAX MATTERS

7A  Provision for Income Taxes

    Total income tax expense as shown on the Consolidated Statements of Income is composed of the following:

For fiscal years ended September 30,              1996      1995      1994
--------------------------------------------------------------------------------
                                                          (Thousands)
Current:
    Federal                                   $  8,715    $1,337    $6,152
    State                                        1,864       183     1,290
--------------------------------------------------------------------------------
    Total current income taxes                  10,579     1,520     7,442
--------------------------------------------------------------------------------
Deferred:
    Federal                                       (278)    2,797    (1,863)
    State                                           11       688      (333)
--------------------------------------------------------------------------------
    Total deferred income taxes                   (267)    3,485    (2,196)
--------------------------------------------------------------------------------
Investment tax credits - net:
    Federal                                       (189)     (191)     (195)
    State                                           31        45        36
--------------------------------------------------------------------------------
    Total investment tax credits - net            (158)     (146)     (159)
--------------------------------------------------------------------------------
Total provision for income taxes               $10,154    $4,859    $5,087
--------------------------------------------------------------------------------

7B  Tax Rate Reconciliation

    The following is a reconciliation between the computed federal income tax expense (tax rate of 35 per cent times pre-tax book income) and the total provision for federal income tax expenses:

-----------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,         1996                   1995                    1994
-----------------------------------------------------------------------------------------------------------
                                                Per Cent                Per Cent                Per Cent
                                                   of                      of                      of
                                      Amount    Pre-tax     Amount      Pre-tax     Amount      Pre-tax
                                      (000's)   Income      (000's)      Income     (000's)      Income
-----------------------------------------------------------------------------------------------------------
Computed federal income
    tax expense                       $8,608     35.00      $4,547        35.00     $5,065       35.00
Amortization of deferred taxes          (182)    (0.74)       (256)       (1.97)      (594)      (4.10)
Other, net                              (178)    (0.74)       (348)       (2.68)      (377)      (2.61)
-----------------------------------------------------------------------------------------------------------
Total provision for federal
    income taxes                      $8,248     33.52      $3,943        30.35     $4,094       28.29
-----------------------------------------------------------------------------------------------------------


7C  Deferred Income Taxes

    Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
At September 30,                                      1996          1995
--------------------------------------------------------------------------------
                                                           (Thousands)
Deferred tax liabilities:
    Property - accelerated depreciation
         and other property related items           $22,225        $20,718
    Other                                             2,453          3,032
--------------------------------------------------------------------------------
    Total deferred income tax liabilities            24,678         23,750
--------------------------------------------------------------------------------
Deferred tax assets:
    Net regulatory liabilities - income
         tax amounts                                 (2,173)        (2,304)
    Unamortized investment credits                   (1,485)        (1,549)
    Other                                            (1,332)          (803)
--------------------------------------------------------------------------------
    Total deferred income tax assets                 (4,990)        (4,656)
--------------------------------------------------------------------------------
Net deferred income tax liabilities                 $19,688        $19,094
--------------------------------------------------------------------------------


7D  Income Tax Settlement

    On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in payments of principal and interest to the Company in 1994 of approximately $3 million, or $2.2 million after income taxes. The Company received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize its portion of the settlement amount in income for fiscal years 1994 and 1995. The Company represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, the Company included $1.4 million, or $1.1 million after income taxes, in income in 1994. The amount after income taxes was included in Other Income - Miscellaneous. At September 30, 1994, approximately $1.4 million was included in Deferred Credits and Other Liabilities - Other.

    As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for the Company was amortized (credited) to operation expense. The effect was to offset increases in costs that the Company would incur during the year. In fiscal 1995, the Company amortized approximately $1.4 million, or $1.1 million after income taxes.

8.  ASSETS SUBJECT TO LIEN

    The Indenture of Mortgage, dated April 1, 1955, as supplemented, securing the first mortgage bonds issued by the Company, constitutes a direct, first-mortgage lien on substantially all property owned by the Company.

9.  OTHER INCOME AND DEDUCTIONS - MISCELLANEOUS

For fiscal years ended September 30,                        1996         1995         1994
--------------------------------------------------------------------------------------------
                                                                       (Thousands)
Interest on amounts recoverable from customers            $  224          $20       $  412
Income tax settlement (see Note 7D)                           --           --        1,454
Gain on expiration of gas storage contracts (see Note 5)   3,717           --           --
Other                                                         37           24           40
--------------------------------------------------------------------------------------------
Total other income and deductions - miscellaneous         $3,978          $40       $1,906
--------------------------------------------------------------------------------------------


10. CAPITAL COMMITMENTS

    Total contract and purchase order commitments of the Company at September 30, 1996, amounted to approximately $735,000.


11. SHORT-TERM BORROWINGS AND CREDIT LINES

At September 30,                                            1996         1995
--------------------------------------------------------------------------------
                                                               (Thousands)
Bank Loans
Peoples Gas
    8.75% due November 6, 1995                          $     --     $    900
    8.25% due February 11, 1997                              700           --
--------------------------------------------------------------------------------
Commercial Paper
North Shore Gas
    due October 1, 1996                                 $  1,925     $     --
--------------------------------------------------------------------------------
Available lines of credit
    Unused bank lines                                   $126,775     $130,150
--------------------------------------------------------------------------------


    Short-term cash needs of the Company and Peoples Gas are met through intercompany loans from Peoples Energy, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans and commercial paper issuances cannot at any time exceed total bank credit then in effect.

    At September 30, 1996 and 1995, Peoples Gas and the Company had combined lines of credit totaling $129.4 million and $131.1 million, respectively. Of these amounts, the Company could borrow up to $30 million. Agreements covering $92 million of the total at September 30, 1996 will expire on June 25, 1997; the agreement covering the remaining $37.4 million will expire on January 31, 1998. Such lines of credit cover projected short-term credit needs of Peoples Gas and the Company and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. Payment for the lines of credit is by fee.

12. LONG-TERM DEBT

12A Bonds Redeemed

    On February 1, 1996, the Company redeemed $8 million aggregate principal amount of its Series I First Mortgage Bonds using the proceeds of a short-term bank loan as well as other monies of the Company.

12B Sinking Fund Requirements and Maturities

    At September 30, 1996, there are no long-term debt sinking fund requirements and maturities for the next five years.

12C Fair Value of Financial Instruments

    At September 30, 1996, the carrying amount of the Company's long-term debt of $64.7 million had an estimated fair value of $67.4 million. At September 30, 1995, the carrying amount of the Company's long-term debt of $72.7 million had an estimated fair value of $76.6 million. The estimated fair value of the Company's long-term debt is based on quoted market prices or yields for issues with similar terms and remaining maturities. Since the Company is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments would not be realized by the Company's shareholder. The carrying amount of all other financial instruments approximates fair value.


13. QUARTERLY FINANCIAL DATA (Unaudited)

    The fluctuation in quarterly results is primarily due to the seasonal nature of the gas distribution business. The first three quarters of fiscal 1996 include weather that was 34 per cent, 12 per cent, and 26 per cent colder than the respective similar prior quarters. Also, results for all four quarters of fiscal 1996 reflect the positive impact of a Commission approved rate order. (See Note 2A.) The fiscal 1995 portion of an IRS settlement was amortized to operation expense over that entire year. (See Note 7D.)

                                                              Net Income
                         Operating           Operating       Applicable to
Fiscal Quarters          Revenues              Income        Common Stock
--------------------------------------------------------------------------------
                                             (Thousands)
 1996
    Fourth                 $18,099             $  (225)         $   (895)
    Third                   32,584               2,988             2,761
    Second                  69,967               9,961             9,300
    First                   43,159               6,722             5,181
--------------------------------------------------------------------------------

 1995
    Fourth                 $14,557             $  (110)          $(1,758)
    Third                   24,222               2,592               928
    Second                  56,765               8,170             6,406
    First                   40,985               5,213             3,472
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS

                                                                     Company
           Name, Principal Occupation,                 Age at      Directorship
             and Other Directorships                   11-30-96       Since
--------------------------------------------------------------------------------

Kenneth S. Balaskovits                                   54           1993
    Vice President and Controller
    of the Company, Peoples Energy,
    and Peoples Gas; Director of Peoples Gas.

J. Bruce Hasch                                           58           1986
    President and Chief Operating Officer of the Company, Peoples Energy, and Peoples Gas;
    Director of Peoples Energy and Peoples Gas.

James Hinchliff                                          56           1985
    Senior Vice President and General Counsel of the Company, Peoples Energy, and Peoples Gas; Director of Peoples Gas.

Michael S. Reeves                                        61           1988
    Executive Vice President of the Company,
    Peoples Energy, and Peoples Gas;
    Director of Peoples Energy and Peoples Gas.

Richard E. Terry                                         59           1982
    Chairman of the Board and Chief Executive
    Officer of the Company, Peoples Energy, and
    Peoples Gas; Director of Peoples Energy
    and Peoples Gas.  Mr. Terry is also a
    director of Harris Bankcorp, Inc., Harris Trust and Savings Bank, Bankmont Financial Corp., and Amsted Industries.

IDENTIFICATION OF EXECUTIVE OFFICERS

                                Position at                Age at      Position
       Name                  November 30, 1996            11-30-96    Held Since
----------------------   ----------------------------     --------    ----------
Kenneth S. Balaskovits  Vice President and Controller      54            1993

Frank H. Blackmore      Vice President                     61            1989

Emmet P. Cassidy        Secretary and Treasurer            63            1989

Donald M. Field         Vice President                     47            1996

Joan T. Gagen           Vice President                     45            1994

J. Bruce Hasch          President and Chief Operating      58            1990
                            Officer

James Hinchliff         Senior Vice President and          56            1989
                            General Counsel

John C. Ibach           Vice President                     49            1992

Donald H. Keller        Vice President                     63            1986

William E. Morrow       Division Vice President            40            1996

Thomas J. O'Sullivan    Division Vice President            54            1992

Thomas M. Patrick       Executive Vice President           50            1996

Michael S. Reeves       Executive Vice President           61            1987

Richard E. Terry        Chairman of the Board and          59            1990
                            Chief Executive Officer


    Directors and executive officers of the Company were elected to serve for a term of one year or until their successors are duly elected and qualified, except for Messrs. Keller, Morrow, and O'Sullivan, who were appointed.

    There are no family relationships among directors and executive officers of the Company.

    All of the directors and executive officers of the Company have been continuously employed by the Company and/or its affiliates in various capacities for at least five years.

ITEM 11.  EXECUTIVE COMPENSATION

    The following tables set forth information concerning annual and long-term compensation and grants of stock options, stock appreciation rights (SARs) and restricted stock awards under Peoples Energy's Long-Term Incentive Compensation Plan. Cash compensation for executive officers, except for Mr. Keller, is paid by Peoples Gas with appropriate amounts billed to the Company for the time such officers serve the Company. All compensation was paid by the Company and its affiliates (Peoples Energy and Peoples Gas) for services in all capacities during the three fiscal years set forth below, to (1) the Chief Executive Officer and (2) the most highly compensated executive officer of the Company other than the Chief Executive Officer. No executive officer's cash compensation paid by the Company for service to the Company exceeded $100,000, except for Mr. Keller's.

                              SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                                     Annual Compensation                Awards
                                     -------------------     -----------------------
                                                             Restricted                  All Other
                                                                Stock        Options/     Compen-
    Name and                                                 Awards(1)(2)      SARs       sation(3)
  Principal Position        Year     Salary($)    Bonus($)       ($)           (#)          ($)
-----------------------     ----     ---------    --------   ------------    --------    -----------
Richard E. Terry           1996     $473,500     $191,600     $145,722       21,200      $14,205
Chairman and               1995      455,300      137,200      137,119       21,400       12,354
Chief Executive Officer    1994      421,250      117,100      113,281       14,400       12,638

Donald H. Keller           1996      147,400       13,900           --        6,000        4,422
Vice President             1995      143,100       14,700           --        6,000        4,293
                           1994      137,250       23,200           --        4,800        4,118


(1) The total number of restricted shares held by Mr. Terry and the aggregate market value of such shares at September 30, 1996, was 14,055 shares valued at $477,870. Dividends are paid on the restricted shares at the same time and at the same rate as dividends paid to all shareholders of common stock. Aggregate market value is based on a per share price of $34.00, the closing price of Peoples Energy's stock on the New York Stock Exchange composite transactions on September 30, 1996.

(2) Restricted stock awards granted to date vest in equal annual increments over a five year period. If a recipient's employment with the Company terminates, other than by reason of death, disability or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. In addition, the Compensation-Nominating Committee (and with respect to the CEO, the Compensation-Nominating Committee, subject to the approval of the non-employee directors) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the Long-Term Incentive Compensation Plan. Total restricted stock awarded to Mr. Terry for 1994 constitutes 3,625 shares of which 725 shares vested in 1995, 725 shares vested in 1996, 725 shares will vest in 1997, 725 shares will vest in 1998, and the remaining 725 shares will vest in 1999. Total restricted stock awarded to Mr. Terry for 1995 constitutes 5,325 shares of which 1,065 shares vested in 1996, 1,065 shares will vest in 1997, 1,065 shares will vest in 1998, 1,065 shares will vest in 1999, and the remaining 1,065 shares will vest in 2000. Total restricted stock awarded to Mr. Terry for 1996 constitutes 5,275 shares of which 1,055 shares will vest in 1997, 1,055 shares will vest in 1998, 1,055 shares will vest in 1999, 1,055 shares will vest in 2000, and the remaining 1,055 shares will vest in 2001.

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


                          OPTIONS/SAR GRANTS IN FISCAL 1996


                                INDIVIDUAL GRANTS

                               % of Total
                              Options/SARs
                    Options/    Granted to  Exercise                  Grant
                     SARs       Employees    or Base                   Date
                    Granted     in Fiscal     Price    Expiration     Present
  Name              (#)(1)       Year (2)   ($/Share)     Date      Value($)(3)
----------------    -------   ------------  --------   -----------  -----------

Richard E. Terry   21,200         12%       $27.50    04-Oct-05      $97,732
Chairman and
Chief Executive
Officer

Donald H. Keller    6,000          3         27.50    04-Oct-05       27,660
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

(2) Based on 90,200 Options and 90,200 SARs granted to all employees under Peoples Energy's Long-Term Incentive Compensation Plan during fiscal 1996.

(3) Present value is determined using a variation of the Black-Scholes Model. The model assumes: a) that Options and SARs are exercised two years after the date of grant -- the average time Options and SARs were held by recipients under Peoples Energy's Long-Term Incentive Compensation Plan over the past ten years; b) use of an interest rate equal to the interest rate on a U.S. Treasury security with a maturity date corresponding to the assumed exercise date; c) a level of volatility calculated using weekly stock prices for the two years prior to the date of grant; d) that no adjustments were made for an expected dividend yield; and e) that no adjustments were made for non-transferability or risk of forfeiture. This is a theoretical value for the Options and SARs. The amount realized from an Option or SAR ultimately depends upon the excess of the market value of Peoples Energy's stock over the exercise price on the date the option or SAR is exercised.

                    AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1996
                        AND FISCAL YEAR-END OPTION/SAR VALUES

                                                        Number of               Value of Unexercised
                       Shares                     Unexercised Options/SARs    In-the-Money Options/SARs
                     Acquired On                     at Fiscal Year-End(#)      at Fiscal Year-End ($)
                     (Option/SAR     Value        --------------------------  --------------------------
     Name           Exercise(#)(1)  Realized ($)  Exercisable  Unexercisable  Exercisable  Unexercisable
-----------------   --------------  ------------  -----------  -------------  -----------  --------------
Richard E. Terry        21,400       $185,859       29,000         21,200       $97,780       $137,800
Chairman and
Chief Executive
Officer

Donald H. Keller        15,600         76,437           --          6,000          --         39,000
Vice President

(1) Includes cash-only SAR's exercised by the named executive officers in the following amounts: Mr. Terry, 10,700; and Mr. Keller, 7,800.

                                  PENSION PLAN TABLE

                                       Years of Service
Average Annual      -------------------------------------------------------
  Compensation         20          25          30          35         40
--------------     -------     -------     -------     -------    --------
 $150,000          $54,943     $68,679     $82,414     $91,789    $101,164
  200,000           74,943      93,679     112,414     124,914     137,414
  250,000           94,943     118,679     142,414     158,039     173,664
  300,000          114,943     143,679     172,414     191,164     209,914
  350,000          134,943     168,679     202,414     224,289     246,164
  400,000          154,943     193,679     232,414     257,414     282,414
  450,000          174,943     218,679     262,414     290,539     318,664
  500,000          194,943     243,679     292,414     323,664     354,914
  550,000          214,943     268,679     322,414     356,789     391,164
  600,000          234,943     293,679     352,414     389,914     427,414
  650,000          254,943     318,679     382,414     423,039     463,664
  700,000          274,943     343,679     412,414     456,164     499,914
  750,000          294,943     368,679     442,414     489,289     536,164

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

    At September 30, 1996, the credited years of retirement benefit service for the individuals listed in the Summary Compensation Table were as follows: Mr. Terry, 32 years; and Mr. Keller, 41 years. The benefits shown in the foregoing table are subject to maximum limitations under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Should these benefits at the time of retirement exceed the then-permissible limits of the applicable Act, the excess would be paid by the Company as supplemental pensions pursuant to Peoples Energy's Supplemental Retirement Benefit Plan. The benefits shown give effect to these supplemental pension benefits.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    At November 30, 1996, voting securities of the Company were beneficially owned as follows:

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

    Shares of common stock, without par value, of Peoples Energy beneficially owned directly or indirectly by all directors and certain executive officers of the Company and all directors and executive officers of the Company as a group at November 30, 1996, are as follows:

                                                    Shares of Peoples Energy
                                                    Common Stock Beneficially
             Name                                 Owned at November 30, 1996 (1)
    ----------------------                       ------------------------------
    Kenneth S. Balaskovits*                               15,768   (2)(3)
    J. Bruce Hasch*                                       49,441   (2)(3)
    James Hinchliff*                                      29,713   (2)(3)
    Donald H. Keller                                       7,496   (2)
    Michael S. Reeves*                                    28,960   (2)(3)
    Richard E. Terry*                                     64,416   (2)(3)

    All directors and officers of the Company
        as a group, including those named above
        (15 in number)                                   296,357   (1)(2)(3)

                              * Director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

(1) The total of 296,357 shares held by all directors and executive officers as a group is less than one per cent of Peoples Energy's outstanding common stock. Unless otherwise indicated, each individual has sole voting and investment power with respect to the shares of common stock attributed to him in the table.

(2) Includes shares that the following have a right to acquire within 60 days following November 30, 1996, through the exercise of stock options granted under the Long-Term Incentive Compensation Plan of Peoples Energy: Messrs. Balaskovits, 5,500; Hasch, 15,400; Hinchliff, 6,200; Keller, 3,000; Terry, 14,500; and all executive officers of the Company, as a group, 92,900.

(3) Includes shares of restricted stock awarded under the Long-Term Incentive Compensation Plan of Peoples Energy, the restrictions on which had not lapsed at November 30, 1996, as follows: Messrs. Balaskovits, 3,455; Hasch, 7,990; Hinchliff, 5,130; Reeves, 5,130; Terry, 14,020; and all executive officers as a group, 43,545. Owners of shares of restricted stock have the right to vote such shares and to receive dividends thereon but have no investment power with respect to such shares until the restrictions thereon lapse.


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

    2.   Financial Statement Schedules:

         Schedule
          Number
          ------
           VIII     Valuation and Qualifying Accounts                  44

    3.   Exhibits:

         See Exhibit Index on page 46.

(b) Reports on Form 8-K filed during the final quarter of fiscal year 1996:

         None.

                                                                   SCHEDULE VIII

                   NORTH SHORE GAS COMPANY AND SUBSIDIARY COMPANIES

                          VALUATION AND QUALIFYING ACCOUNTS

                                     (Thousands)



                 Column A                                         Column B               Column C        Column D          Column E
------------------------------------------------                  --------               ---------  ---------------------  --------
                                                                                         Additions      Deductions
                                                                                         ---------  ---------------------
                                                                                          Charged    Charges for the
                                                                  Balance                 to costs  purpose for which the   Balance
                                                                at beginning                and     reserves or deferred   at end of
                Description                                       of period               expenses  credits were created    period
------------------------------------------------                ------------              --------  ---------------------  ---------
                                                    Fiscal Year Ended September 30, 1996
                                                    ------------------------------------
RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                          $698                       $801            $567              $932

                                                    Fiscal Year Ended September 30, 1995
                                                    ------------------------------------
RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                          $889                       $677            $868              $698

                                                    Fiscal Year Ended September 30, 1994
                                                    ------------------------------------
RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                          $855                       $854            $820              $889


                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NORTH SHORE GAS COMPANY

Date:  December 19, 1996               By:  /s/ RICHARD E. TERRY
       ------------------                   ------------------------------
                                                 Richard E. Terry
                                            Chairman of the Board and Chief
                                            Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 19, 1996.


/s/ RICHARD E. TERRY              Chairman of the Board and Chief Executive
----------------------------        Officer and Director
     Richard E. Terry               (Principal Executive Officer)


/s/ KENNETH S. BALASKOVITS         Vice President and Controller and Director
-----------------------------       (Principal Financial and Accounting Officer)
     Kenneth S. Balaskovits


/s/ J. BRUCE HASCH                Director
------------------------------
     J. Bruce Hasch


/s/ JAMES HINCHLIFF               Director
------------------------------
     James Hinchliff


/s/ MICHAEL S. REEVES             Director
------------------------------
      Michael S. Reeves

                   NORTH SHORE GAS COMPANY AND SUBSIDIARY COMPANIES

                                    EXHIBIT INDEX

(a) The exhibits listed below are filed herewith and made a part hereof:

    Exhibit
    Number                    Description of Document
    -------   ----------------------------------------------------------------
    3(a)      Amendment to the By-Laws of the Registrant, dated August 7, 1996.

    3(b)      By-Laws of the Registrant, as amended, dated August 7, 1996.

    10(a) Firm Transportation Service Agreement under Rate Schedule FTS-1 between the Company and ANR Pipeline Company, dated as of October 25, 1995.

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


    3(c) Articles of Incorporation of the Registrant, as amended on April 24, 1995 (Registrant Form 10-K for the fiscal year ended September 30, 1995, Exhibit 3(b)).

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

                   NORTH SHORE GAS COMPANY AND SUBSIDIARY COMPANIES

    10(b) ETS Service Agreement between the Company and ANR Pipeline Company, dated September 21, 1994. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(a)); FSS Service Agreement between the Company and ANR Pipeline Company, dated September 21, 1994. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(b)); Transportation Rate Schedule FTS Agreement between the Company and Natural Gas Pipeline Company of America, dated September 22, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(c)); Storage Rate Schedule NSS Agreement between the Company and Natural Gas Pipeline Company of America, dated October 19, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995,
              Exhibit 10(d)); Transportation Rate Schedule FTS Agreement between the Company and Natural Gas Pipeline Company of America, dated October 19, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(e)); Storage Rate Schedule DSS Agreement between the Company and Natural Gas Pipeline Company of America, dated December 1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(f)).