Form 10-Q
period 1996-12-31
NORTH SHORE GAS CO /IL/
filed 1997-02-12
CIK 110101

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

   (Mark One)

        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1996

                                OR

       [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 2-35965

                        NORTH SHORE GAS COMPANY
        (Exact name of registrant as specified in its charter)

                Illinois                    36-2642766
       (State or other jurisdiction of    (IRS Employer
       incorporation or organization)     Identification No.)

   24th Floor, 130 East Randolph Drive, Chicago, Illinois  60601-6207
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,625,887 shares of Common Stock, without par value, outstanding at January 31, 1997.

                     PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                         North Shore Gas Company
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                                Three Months Ended  Twelve Months Ended
                                    December 31,       December 31,
                                ------------------  -------------------
                                  1996       1995     1996      1995
                                  ----       ----     ----      ----
                                        (Thousands of Dollars)
OPERATING REVENUES:
  Gas sales                       $46,593   $38,853  $156,311  $124,145
  Transportation                    4,227     4,118    14,321    13,735
  Other                               229       188     1,068       822
                                 --------  --------  --------  --------
    Total Operating Revenues       51,049    43,159   171,700   138,702
                                 --------  --------  --------  --------
OPERATING EXPENSES:
  Gas costs                        27,948    21,758    92,494    71,412
  Operation                         5,739     5,387    26,245    21,940
  Maintenance                         740       763     3,212     3,049
  Depreciation                      2,043     1,791     7,881     7,296
  Taxes - Income                    3,623     3,205     8,823     5,855
        - State & local revenue     3,395     2,981    11,164     9,527
        - Other                       515       492     2,171     2,189
                                 --------  --------  --------  --------
    Total Operating Expenses       44,003    36,377   151,990   121,268
                                 --------  --------  --------  --------
OPERATING INCOME                    7,046     6,782    19,710    17,434
                                 --------  --------  --------  --------
OTHER INCOME AND (DEDUCTIONS):
  Interest income                      18       114       317       663
  Interest on long-term debt       (1,157)   (1,394)   (4,700)   (5,801)
  Other interest expense             (189)     (323)     (670)   (1,343)
  Income taxes                         (9)      (60)   (1,699)     (272)
  Miscellaneous - net                 (10)       62     3,907        75
                                 --------  --------  --------  --------
    Total Other Income
      and Deductions               (1,347)   (1,601)   (2,845)   (6,678)
                                 --------  --------  --------  --------
NET INCOME APPLICABLE
  TO COMMON STOCK                 $ 5,699   $ 5,181  $ 16,865   $ 10,756
                                 --------  --------  --------  ---------

The Notes to Consolidated Financial Statements are an integral part of these statements.










                          North Shore Gas Company
                        CONSOLIDATED BALANCE SHEETS
                                           December 31,              December 31,
                                              1996      September30,     1995
                                           (Unaudited)     1996      (Unaudited)
                                           -----------  -----------  ----------
                                                     (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS
---------------------------
CAPITAL INVESTMENTS:
Property, plant and equipment,
   at original cost                            $286,525  $284,896  $275,402
     Less - Accumulated depreciation             95,692    93,821    88,292
       Net property, plant and equipment        190,833   191,075   187,110
Other  investments                                   20       113       102
                                               --------  --------  --------
     TOTAL CAPITAL INVESTMENTS - NET            190,853   191,188   187,212
                                               --------  --------  --------
CURRENT ASSETS:
Cash                                                936       389       615
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $826,
     $932, and $821, respectively                15,936     5,523    15,960
   Other                                          1,315     3,421     1,335
Accrued unbilled revenues                        10,775     3,780     8,339
Materials and supplies, at average cost           2,360     2,109     2,292
Gas in storage, at last-in, first-out cost        8,659     9,627    17,078
Gas costs recoverable through rate adjustments    7,996     2,500     3,914
Prepayments                                         184       371       143
                                               --------  --------  --------
     TOTAL CURRENT ASSETS                        48,161    27,720    49,676
                                               --------  --------  --------
OTHER ASSETS:
Regulatory assets                                12,843    15,322    11,170
Deferred charges                                  2,644     3,270     2,672
                                               --------  --------  --------
     TOTAL OTHER ASSETS                          15,487    18,592    13,842
                                               --------  --------  --------
       TOTAL PROPERTIES AND OTHER ASSETS       $254,501  $237,500  $250,730
                                               ========  ========  ========

The Notes to Consolidated Financial Statements are an integral part of these statements.








                         North Shore Gas Company
                        CONSOLIDATED BALANCE SHEETS
                                              December 31,             December 31,
                                                 1996     September 30,   1995
                                              (Unaudited)      1996    (Unaudited)
                                              ----------- ------------ -----------
                                                       (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
CAPITALIZATION:
Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 5,000,000 shares
       Outstanding - 3,625,887 shares              $ 24,757  $ 24,757  $ 24,757
   Retained earnings                                 69,603    66,623    64,631
                                                   --------  --------  --------
       Total Common Stockholder's Equity             94,360    91,380    89,388
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year       64,639    64,664    64,704
                                                   --------  --------  --------
       TOTAL CAPITALIZATION                         158,999   156,044   154,092
                                                   --------  --------  --------
CURRENT LIABILITIES:
Interim loans                                        11,735     1,925    11,125
Accounts payable                                     26,732    26,929    18,399
Dividends payable on common stock                     2,720     3,372     2,574
Customer gas service and credit deposits              5,176     5,269     6,015
Sinking fund payments and maturities,
   due within one year -
     Long-term debt                                      --        --     8,000
Accrued taxes                                         6,598     2,297     6,326
Gas sales revenue refundable through
   rate adjustments                                   3,434     3,188     5,765
Accrued interest                                        886     2,038     1,032
Temporary LIFO liquidation credit                     1,603        --     1,389
                                                   --------  --------  --------
       TOTAL CURRENT LIABILITIES                     58,884    45,018    60,625
                                                   --------  --------  --------
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily
   accelerated depreciation                          19,800    19,688    19,472
Investment tax credits being amortized
   over the average lives of related property         3,704     3,743     3,865
Other                                                13,114    13,007    12,676
                                                   --------  --------  --------
       TOTAL DEFERRED CREDITS AND
          OTHER LIABILITIES                          36,618    36,438    36,013
                                                   --------  --------  --------
       TOTAL CAPITALIZATION AND LIABILITIES        $254,501  $237,500  $250,730
                                                   ========  ========  ========

The Notes to Consolidated Financial Statements are an integral part of these statements.






                         North Shore Gas Company
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                               Three Months Ended
                                                                    December 31,
                                                               ------------------
                                                                  1996       1995
                                                                  ----       ----
                                                              (Thousands of Dollars)
OPERATING ACTIVITIES:
  Net Income                                                     $ 5,699    $ 5,181
  Adjustments to reconcile net income to net cash:
    Depreciation                                                   2,043      1,791
    Deferred income taxes and investment tax credits - net           (14)       249
    Change in deferred credits and other liabilities                 195         69
    Change in other assets                                         3,105     (1,215)
    Other                                                             --          2
    Change in current assets and liabilities:
     Receivables - net                                            (8,306)    (12,127)
     Accrued unbilled revenues                                    (6,995)     (5,623)
     Gas in storage                                                  967       1,318
     Gas costs recoverable                                        (5,496)        159
     Accounts payable                                               (197)      4,110
     Customer gas service and credit deposits                        (92)        451
     Accrued taxes                                                 4,300       5,057
     Gas sales revenue refundable                                    246      (5,179)
     Accrued interest                                             (1,151)       (740)
     Temporary LIFO liquidation credit                             1,603       1,389
     Other                                                           (65)        111
                                                                 -------     -------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (4,158)     (4,997)
                                                                 -------     -------
INVESTING ACTIVITIES:
  Capital expenditures - construction                             (1,862)     (3,187)
  Other assets                                                       154         205
                                                                 -------     -------
  NET CASH USED IN INVESTING ACTIVITIES                           (1,708)     (2,982)
                                                                 -------     -------
FINANCING ACTIVITIES:
  Interim loans - net                                              9,810      11,125
  Retirement of long-term debt                                       (25)     (4,020)
  Dividends paid on common stock                                  (3,372)     (1,595)
                                                                 -------     -------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              6,413       5,510
                                                                 -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 547      (2,469)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     389       3,084
                                                                 -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   936     $   615
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

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current periods.

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

2A     Use of Estimates

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

2B Revenue Recognition

   Gas sales revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

2C  Regulated Operations

   The Company's utility operations are subject to regulation by the Illinois Commerce Commission (Commission). Regulated operations are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent certain costs that are expected to be recovered from customers through the ratemaking process. When incurred, such costs are deferred as assets in the balance sheet and subsequently recorded as expenses when those same amounts are reflected in revenues.
2D Income Taxes

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

2E Statement of Cash Flows

   For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

      Income taxes and interest paid (excluding capitalized interest) were as follows:

         For the three months
         ended December 31,        1996           1995
         ----------------------------------------------
                                         (Thousands)
         Income taxes paid        $1,053        $  (547)
         Interest paid             2,459          2,309


2F Recovery of Gas Costs, Including Charges for Transition Costs

   Under the tariffs of the Company, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs).

   The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1995 and 1996 are currently pending before the Commission.

   Pursuant to Federal Energy Regulatory Commission (FERC) Order 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 3A and 3B.)

3.  RATES AND REGULATION

3A Utility Rate Proceedings

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

FERC Order 636 Cost Recovery. In 1994, the Commission issued orders providing for the full recovery of pipeline charges for FERC Order 636 transition costs from the Company's gas service customers. The Commission directed that gas supply realignment
(GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. A group of industrial transportation customers has filed a petition with the Illinois Supreme Court appealing the Commission's orders. If the Illinois Supreme Court accepts the appeal, any changes made by it to the Commission's orders would have a prospective effect only. (See Notes 2F and 3B.)

3B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. The Company is subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Under a Stipulation and Agreement filed by Natural and approved by FERC, Natural's charges to the Company for GSR transition costs (the largest category of such costs for the Company) are subject to a cap of approximately $25 million. The Company is currently recovering transition costs through the Gas Charge. At December 31, 1996, the Company has made payments of $18.8 million, and has accrued an additional $6.2 million, toward the cap.

   The 636 Orders are not expected to have a material effect on financial position or results of operations of the Company. (See
Notes 2F and 3A.)

4.  ENVIRONMENTAL MATTERS

4A Former Manufactured Gas Plant Sites

   The Company, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials. One of the Manufactured Gas Sites is discussed in more detail below. The Company, under the supervision of the Illinois Environmental Protection Agency (IEPA), is conducting investigations of two Manufactured Gas sites. These investigations may require the Company to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.

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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 1996, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $6.3 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with its two Manufactured Gas sites in Waukegan. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at December 31, 1996 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At December 31, 1996, it had recovered $6.2 million of such costs through rates.

4B Former Mineral Processing Site in Denver, Colorado

   In 1994, the Company received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that the Company is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation at the site.

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

4C Gasoline Release in Wheeling, Illinois

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

5.  EXPIRATION OF GAS STORAGE CONTRACTS

   The Company had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the Company realized a gain, after income taxes, of approximately $2.2 million for the 12 months ended December 31, 1996.

6.  TAX MATTERS

   On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in payments of principal and interest to the Company in 1994 of approximately $3 million, or $2.2 million after income taxes. The Company received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize the settlement amount in income for fiscal years 1994 and 1995. The Company represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994.

   As a result of the Commission's accounting authorization, the Company amortized to operation expense approximately $1 million, or $761,000 after income taxes, for the 12 months ended December 31, 1995. The effect was to offset increases in costs that the Company would incur during the period.

7.  BONDS REDEEMED

   On February 1, 1996, the Company redeemed $8 million aggregate principal amount of its Series I First Mortgage Bonds using the proceeds of a short-term bank loan as well as other monies of the Company.

8.  COVENANTS REGARDING RETAINED EARNINGS

   The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1996, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $69.6 million; accordingly, $58 million are available for the payment of cash dividends and the purchase or redemption of capital stock.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income increased $518,000, to $5.7 million, for the current three-month period, due mainly to a rate increase that went into effect on November 14, 1995 for the Company (see Note 3A of the Notes to Consolidated Financial Statements) and reduced interest expense, partially offset by lower interest income.

   Net income increased $6.1 million, to $16.9 million, for the current 12-month period, due principally to the full calendar year's impact of the aforementioned rate increase and to weather that was 8 per cent colder than in the year-ago period. In addition, net income benefited from a one-time gain associated with the expiration of certain natural gas storage contracts (see
Note 5 of the Notes to Consolidated Financial Statements) and reduced interst expense. These increases were partly offset by the prior period's recognition of a federal income tax settlement (see Note 6 of the Notes to Consolidated Financial Statements) and lower interest income.


   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                                 Three Months Ended    12 Months Ended
                                  December 31, 1996    December 31,1996
                                 Increase/(Decrease)  Increase/(Decrease)
                                  from Prior Period    from Prior Period
                                 ------------------   ------------------
(Thousands of dollars)            Amount   Per Cent    Amount   Per Cent
------------------------------------------------------------------------
Net operating revenues (a)          $1,286     7.0      $10,278    17.8
Operation and maintenance expenses     329     5.3        4,468    17.9
Depreciation expense                   252    14.1          585     8.0
Income taxes                           418    13.0        2,968    50.7
Other income and deductions           (254)  (15.9)     (3,833)   (57.4)
Net income applicable to common stock  518    10.0       6,109     56.8
------------------------------------------------------------------------

(a) Operating revenues, net of gas costs and revenue taxes.

Net Operating Revenues

   Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 2F of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and various municipalities.

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

   Net operating revenues increased $1.3 million, to $19.7 million, for the current three-month period, due primarily to an increase of $665,000 for environmental costs recovered through rates and the effect of the aforementioned rate increase which improved net operating revenues by $645,000.

   Net operating revenues increased $10.3 million, to $68 million, for the current 12-month period, due largely to the impact of the rate increase that amounted to $5 million ($3 million after income taxes). Also, weather that was 8 per cent colder than the comparable prior period improved net operating revenues by about $1.8 million ($1.1 million after income taxes). Additionally, environmental costs recovered through rates increased $2 million.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $329,000, to $6.5 million, for the current three-month period, due mainly to increased environmental costs of $665,000 recovered through rates, partially offset by lower other operating expenses.

   Operation and maintenance expenses increased $4.5 million, to $29.5 million,, for the current 12-month period, due principally to greater environmental costs of $2 million recovered through rates, plus increased computer services ($553,000), and charges to the reserve for injuries and damages ($488,000). In addition, the prior period benefited from the recognition of $1 million for an IRS settlement. (See Note 6 of the Notes to Consolidated Financial Statements.)

Depreciation Expense

   Depreciation expense increased $252,000, to $2 million, and $585,000, to $7.9 million, for the current three- and 12-month periods, respectively, due chiefly to depreciable property additions.

Income Taxes

   Income taxes, exclusive of income taxes in other income and deductions, increased $418,000, to $3.6 million, and $3 million, to $8.8 million, for the current three- and 12-month periods, respectively, due primarily to higher pre-tax income.

Other Income and Deductions

   Other income and deductions decreased $254,000 for the current three-month period, due mainly to less interest on long-term debt resulting from the Company's early redemption of first mortgage bonds (see Note 7 of the Notes to Consolidated Financial Statements) and decreased interest on amounts refundable to customers, offset in part, by lower interest income.

   Other income and deductions decreased $3.8 million for the current 12-month period, due principally to the gain of $2.2 million, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 5 of the Notes to Consolidated Financial Statements.) Additionally, the current period includes less interest on long-term debt due to the aforementioned bond redemption and decreased interest on amounts refundable to customers, partially offset by lower interest income.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

Accounting Standards. In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires recognition of impairment losses on long-lived assets when an asset's book value may not be recoverable. For regulated companies, the statement requires that regulatory assets be probable of recovery at every balance sheet date. This statement requires adoption no later than the Company's 1997 fiscal year. The Company does not expect the adoption of SFAS No. 121 to have a material effect on its financial position or results of operations.

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

FERC Order 636 Costs. In 1992, the FERC issued Order 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 2F, 3A, and 3B of the Notes to Consolidated Financial Statements.)

   In 1994, the Commission entered orders providing for full recovery by the Company of FERC Order 636 transition costs from the Company's gas service customers. The Commission's orders have been appealed to the Illinois Supreme Court. (See Notes 2F, 3A, and 3B of the Notes to Consolidated Financial Statements.)

Reengineering Project. The Company is reengineering its business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness.

Operating Statistics.  The following table represents gas
distribution margin components:
                              Three Months Ended          Twelve Months Ended
                                  December 31,                December 31,
                              ------------------          -------------------
                               1996         1995           1996          1995
                               ----         ----           ----          ----
Operating Revenues (thousands):
  Gas Sales
    Residential                $39,699       $33,242        $131,960      $105,792
    Commercial                   5,586         4,536          19,819        14,812
    Industrial                   1,308         1,075           4,532         3,541
                               -------       -------        --------      --------
                                46,593        38,853         156,311       124,145

  Transportation
    Residential                    673           399           2,126         1,303
    Commercial                   1,594         2,198           5,703         7,128
    Industrial                   1,568         1,521           5,730         5,304
    Contract Pooling               392            --             762            --
                               -------       -------        --------       -------
                                 4,227         4,118          14,321        13,735
                               -------       -------        --------       -------
  Other Revenues                   229           188           1,068           822
                               -------       -------        --------       -------
Total Operating Revenues        51,049        43,159         171,700       138,702
Less  _ Gas Costs               27,948        21,758          92,494        71,412
      _ Revenues Taxes           3,395         2,981          11,165         9,527
                               -------       -------       ---------      --------
Net Operating Revenues         $19,706       $18,420       $  68,041      $ 57,763
                               =======       =======       =========      ========
Deliveries (MDth):
  Gas Sales
    Residential                  7,022         7,033          22,778        20,745
    Commercial                   1,059         1,027           3,730         3,125
    Industrial                     268           266             932           810
                                ------        ------         -------       -------
                                 8,349         8,326          27,440        24,680
                                ------        ------         -------       -------
  Transportation (a)
    Residential                    569           209            1,775         628
    Commercial                   1,264         1,929            4,480        5,854
    Industrial                   1,766         1,752            6,286        6,471
                               -------        ------          -------      -------
                                 3,599         3,890           12,541       12,953
                               -------        ------          -------      -------
Total Gas Sales
  and Transportation            11,948        12,216           39,981       37,633
                               =======       =======          =======      =======

Margin per Dth delivered       $  1.65       $  1.51          $  1.70      $  1.53

(a) Volumes associated with contract pooling revenues are included in their respective customer classes.

LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1996, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $69.6 million; accordingly, $58 million are available for the payment of cash dividends and the purchase or redemption of capital stock. (See Note 8 of the Notes to Consolidated Financial Statements.)

Rate Order. On November 8, 1995, the Commission issued orders approving changes in rates of the Company. (See Note 3A of the Notes to Consolidated Financial Statements.)

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 4A of the Notes to Consolidated Financial Statements.)

   In 1994, the Company received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. The Company filed a declaratory judgment action asking the court to declare that the Company is not liable for response costs relating to the site. (See Note 4B of the Notes to Consolidated Financial Statements.)

   On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming the Company and four other parties as defendants. The complaint alleges violations arising out of a gasoline release that occurred in Wheeling, Illinois in June 1992 when a contractor who was installing a pipeline for the Company accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. The Company is currently contesting this suit. (See Note 4C of the Notes to Consolidated Financial Statements.)

Bonds Redeemed. On February 1, 1996, the Company redeemed $8 million aggregate principal amount of its Series I First Mortgage
Bonds using the proceeds of a short-term bank loan as well as other monies of the Company. (See Note 7 of the Notes to Consolidated Financial Statements.)

Credit Lines. Peoples Gas has lines of credit of approximately $129.4 million of which the Company may borrow up to $30 million to cover its projected short-term needs. At December 31, 1996, the Company had unused credit available from banks of $18.3 million.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12 months ended December 31, 1996, and for fiscal
1996 and 1995 were 6.10, 5.62, and 2.93, respectively.


                  PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings

   See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

                 Exhibit
                 Number        Description of Document
                 -------       -------------------------
                   27           Financial Data Schedule

        b.  Reports on Form 8-K filed during the quarter ended
            December 31, 1996.

            None





                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.


                                            North Shore Gas Company
                                            -----------------------
                                                 (Registrant)


       February 12, 1997                 By: /s/ K. S. BALASKOVITS
       -----------------                -----------------------------
            (Date)                            K. S. Balaskovits
                                        Vice President and Controller




                                             (Same as above)
                                      ------------------------------
                                       Principal Accounting Officer