Form 10-Q
period 1997-03-31
NORTH SHORE GAS CO /IL/
filed 1997-05-14
CIK 110101

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


   (Mark One)

      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,625,887 shares of Common Stock, without par value, outstanding at April 30, 1997.

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                            North Shore Gas Company
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                      Three             Six                Twelve
                                   Months Ended     Months Ended         Months Ended
                                     March 31,        March 31,            March 31,
                                   -------------    -------------       --------------
                                   1997    1996     1997     1996        1997     1996
                                   ----    ----     ----     ----        ----     ----
                                                      (Thousands of Dollars)
OPERATING REVENUES:
  Gas sales                     $71,839  $65,112  $118,432  $103,965  $163,038  $137,288
  Transportation                  5,511    4,581     9,738     8,699    15,250    13,732
  Other                             231      274       460       461     1,026       884
                                -------  -------  --------  --------  --------  --------
      Total Operating Revenues   77,581   69,967   128,630   113,125   179,314   151,904
                                -------  -------  --------  --------  --------  --------
OPERATING EXPENSES:
  Gas costs                      48,670   39,772    76,618    61,530   101,392    78,443
  Operation                       5,553    6,867    11,292    12,254    24,931    23,923
  Maintenance                       732      777     1,472     1,541     3,167     3,062
  Depreciation                    1,868    1,922     3,911     3,713     7,827     7,409
  Taxes - Income                  5,464    5,371     9,087     8,575     8,916     7,323
        - State & local revenue   4,890    4,803     8,285     7,785    11,251    10,422
        - Other                     549      554     1,064     1,045     2,166     2,158
                                -------  -------  --------  --------  --------  --------
      Total Operating Expenses   67,726   60,066   111,729    96,443   159,650   132,740
                                -------  -------  --------  --------  --------  --------
OPERATING INCOME                  9,855    9,901    16,901    16,682    19,664    19,164
                                -------  -------  --------  --------  --------  --------
OTHER INCOME AND (DEDUCTIONS):
  Interest income                   137       45       155       160       409       656
  Interest on long-term debt     (1,157)  (1,227)   (2,314)   (2,621)   (4,631)   (5,556)
  Other interest expense           (172)    (294)     (361)     (617)     (547)   (1,300)
  Income taxes                      (61)    (607)      (70)     (667)   (1,153)     (862)
  Miscellaneous - net                (2)   1,482       (12)    1,543     2,423     1,548
                                -------  -------  --------  --------  --------  --------
      Total Other Income
          and Deductions         (1,255)    (601)   (2,602)   (2,202)   (3,499)   (5,514)
                                -------  -------  --------  --------  --------  --------
NET INCOME APPLICABLE TO
  COMMON STOCK                  $ 8,600  $ 9,300  $ 14,299  $ 14,480  $ 16,165  $ 13,650
                                =======  =======  ========  ========  ========  ========


The Notes to Consolidated Financial Statements are an integral part of these statements.


                          North Shore Gas Company

                        CONSOLIDATED BALANCE SHEETS



                                           March 31,                March 31,
                                             1997     September30,    1996
                                         (Unaudited)      1996     (Unaudited)
                                         -----------  -----------  -----------
                                                  (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:

Property, plant and equipment,
   at original cost                             $288,784  $284,896  $278,866
     Less - Accumulated depreciation              97,513    93,821    90,326
                                                --------  --------  --------
       Net property, plant and equipment         191,271   191,075   188,540
Other  investments                                    20       113       100
                                                --------  --------  --------
     TOTAL CAPITAL INVESTMENTS - NET             191,291   191,188   188,640
                                                --------  --------  --------
CURRENT ASSETS:
Cash                                               2,023       389     1,017
Cash equivalents                                   3,115        --     4,490
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $1,002,
       $932, and $959, respectively               23,210     5,523    21,980
   Other                                           1,788     3,421     8,803
Accrued unbilled revenues                          7,730     3,780     8,570
Materials and supplies, at average cost            2,573     2,109     1,624
Gas in storage, at last-in, first-out cost         2,546     9,627     6,487
Gas costs recoverable through rate adjustments        --     2,500     2,246
Prepayments                                          411       371       634
                                                --------  --------  --------
     TOTAL CURRENT ASSETS                         43,396    27,720    55,851
                                                --------  --------  --------
OTHER ASSETS:
Regulatory assets                                 10,963    15,322     9,319
Deferred charges                                   2,866     3,270     2,872
                                                --------  --------  --------
     TOTAL OTHER ASSETS                           13,829    18,592    12,191
                                                --------  --------  --------
       TOTAL PROPERTIES AND OTHER ASSETS        $248,516  $237,500  $256,682
                                                ========  ========  ========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                          North Shore Gas Company

                        CONSOLIDATED BALANCE SHEETS

                                             March 31,                March 31,
                                               1997     September 30,    1996
                                            (Unaudited)      1996     (Unaudited)
                                            ----------  ------------  -----------
                                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 5,000,000 shares
       Outstanding - 3,625,887 shares            $ 24,757  $ 24,757  $ 24,757
   Retained earnings                               75,556    66,623    71,175
                                                 --------  --------  --------
       Total Common Stockholder's Equity          100,313    91,380    95,932
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year     64,639    64,664    64,704
                                                 --------  --------  --------
       TOTAL CAPITALIZATION                       164,952   156,044   160,636
                                                 --------  --------  --------
CURRENT LIABILITIES:

Interim loans                                          --     1,925     8,000
Accounts payable                                   17,618    26,929    23,052
Dividends payable on common stock                   2,647     3,372     2,755
Customer gas service and credit deposits            2,138     5,269     2,640
Accrued taxes                                       8,219     2,297     8,164
Gas sales revenue refundable through
   rate adjustments                                 3,090     3,188     1,790
Accrued interest                                    2,026     2,038     2,100
Temporary LIFO liquidation credit                  11,181        --    11,600
                                                 --------  --------  --------
       TOTAL CURRENT LIABILITIES                   46,919    45,018    60,101
                                                 --------  --------  --------
DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily
   accelerated depreciation                        20,118    19,688    19,589
Investment tax credits being amortized
   over the average lives of related property       3,668     3,743     3,826
Other                                              12,859    13,007    12,530
                                                 --------  --------  --------
       TOTAL DEFERRED CREDITS AND
          OTHER LIABILITIES                        36,645    36,438    35,945
                                                 --------  --------  --------
       TOTAL CAPITALIZATION AND LIABILITIES      $248,516  $237,500  $256,682
                                                 ========  ========  ========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                         North Shore Gas Company

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                           Six Months Ended
                                                               March 31,
                                                          -----------------
                                                            1997       1996
                                                            ----       ----
                                                        (Thousands of Dollars)
OPERATING ACTIVITIES:
  Net Income                                                $14,299  $14,480
  Adjustments to reconcile net income to net cash:
    Depreciation                                              3,911    3,713
    Deferred income taxes and investment tax credits - net      188      238
    Change in deferred credits and other liabilities             19       13
    Change in other assets                                    4,764      436
    Other                                                        --        4
    Change in current assets and liabilities:
     Receivables - net                                      (16,054) (25,615)
     Accrued unbilled revenues                               (3,950)  (5,854)
     Gas in storage                                           7,081   11,909
     Gas costs recoverable                                    2,500    1,827
     Accounts payable                                        (9,311)   8,763
     Customer gas service and credit deposits                (3,131)  (2,924)
     Accrued taxes                                            5,922    6,895
     Gas sales revenue refundable                               (98)  (9,154)
     Accrued interest                                           (12)     328
     Temporary LIFO liquidation credit                       11,181   11,600
     Other                                                     (504)     288
                                                            -------  -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                  16,805   16,947
                                                            -------  -------
INVESTING ACTIVITIES:
  Capital expenditures - construction                       (4,403)   (6,662)
  Other assets                                                 388       328
                                                           -------  --------
  NET CASH USED IN INVESTING ACTIVITIES                     (4,015)   (6,334)
                                                           -------  --------
FINANCING ACTIVITIES:
  Bank loan                                                     --     8,000
  Interim loans - net                                       (1,925)       --
  Retirement of long-term debt                                 (25)  (12,020)
  Dividends paid on common stock                            (6,091)   (4,170)
                                                           -------  --------
  NET CASH USED IN FINANCING ACTIVITIES                     (8,041)   (8,190)
                                                           -------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         4,749     2,423
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               389     3,084
                                                           -------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 5,138   $ 5,507
                                                           =======  ========


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

Income taxes and interest paid (excluding capitalized interest) were as follows:

         For the six months
         ended March 31,           1997           1996
         ----------------------------------------------
                                       (Thousands)
         Income taxes paid        $5,520         $4,823
         Interest paid             2,587          2,640


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

   The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings, regarding the Company for fiscal years 1995 and 1996, are currently pending before the Commission.

   Pursuant to Federal Energy Regulatory Commission (FERC) Order 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 3A and 3B.)

3.  RATES AND REGULATION

3A Utility Rate Proceedings

Rate Order. On November 8, 1995, the Commission issued an order approving changes in rates of the Company that were designed to increase annual revenues by approximately $5.6 million, exclusive of additional charges for revenue taxes. The Company was allowed a rate of return on original-cost rate base of 9.75 per cent, which reflected an 11.30 per cent cost of common equity. The new rates were implemented on November 14, 1995. A group of industrial transportation customers has appealed the Commission's order to the Illinois Appellate Court. Any change made by the Appellate Court would have a prospective effect only.

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

3B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. The Company is subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Under a Stipulation and Agreement filed by Natural and approved by FERC, Natural's charges to the Company for GSR transition costs (the largest category of such costs for the Company) are subject to a cap of approximately $25 million. The Company is currently recovering transition costs through the Gas Charge. At March 31, 1997, the Company has made payments of $20.4 million, and has accrued an additional $4.6 million, toward the cap.

   The 636 Orders are not expected to have a material effect on financial position or results of operations of the Company. (See
Notes 2F and 3A.)

4.  ENVIRONMENTAL MATTERS

4A Former Manufactured Gas Plant Sites

   The Company, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials. One of the Manufactured Gas Sites is discussed in more detail below. The Company, under the supervision of the Illinois Environmental Protection Agency (IEPA), is conducting investigations of an additional two Manufactured Gas sites. These investigations may require the Company to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.

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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At March 31, 1997, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $6.1 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contributions from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with two of its Manufactured Gas sites in Waukegan. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at March 31, 1997, have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At March 31, 1997, it had recovered $6.6 million of such costs through rates.

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

   The Company filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asked the court to declare that the Company is not liable for response costs incurred or to be incurred at the Denver site. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. On March 7, 1997, the District Court granted the Company's motion for summary judgment, declaring that the Company is not liable for any response costs in connection with the Denver site. On May 5, 1997, the District Court denied Salomon's request to alter or amend its ruling. Salomon may appeal the ruling of the district court to the United States Court of Appeals, Seventh Circuit.

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

5.  EXPIRATION OF GAS STORAGE CONTRACTS

   The Company had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the Company realized a gain, after income taxes, of approximately $1.4 million for the 12-months ended March 31, 1997.

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

   As a result of the Commission's accounting authorization, the Company amortized to operation expense approximately $381,000, or $286,000 after income taxes, for the 12-months ended
March 31, 1996. The effect was to offset increases in costs that the Company incurred during the period.

7.  BONDS REDEEMED

   On February 1, 1996, the Company redeemed $8 million aggregate principal amount of its Series I First Mortgage Bonds using the proceeds of a short-term bank loan as well as other monies of the Company. The final payment on the short-term bank loan was made by the Company on August 1, 1996.

8.  COVENANTS REGARDING RETAINED EARNINGS

   The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1997, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $75.6 million.
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income decreased $700,000, to $8.6 million, for the three-months ended March 31, 1997, from the results of last year's like quarter due to the prior periods' recognition of a gain associated with the expiration of certain natural gas storage contracts (see Note 5 of the Notes to Consolidated Financial Statements) and reduced gas deliveries attributable to warmer weather and conservation.

   Net income decreased $181,000, to $14.3 million, for the six-months ended March 31, 1997, from the prior year's like period due to the aforementioned gain associated with the expiration of certain natural gas storage contracts, decreased gas deliveries due to the current period's warmer temperatures and conservation. Net income for the current six-month period benefited from the full six-month effect of the Company's rate increase that went into effect on November 14, 1995. (See Note 3A of the Notes to Consolidated Financial Statements.) The current six month period also benefited from lower interest expense.

   Net income increased $2.5 million, to $16.2 million, for the 12-months ended March 31, 1997, from the prior year's results, primarily due to the full effect of the Company's aforementioned rate increase decreased interest expense and a gain associated with the expiration of certain gas storage contracts.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                       Three Months Ended       Six Months Ended      12-Months Ended
                              March 31, 1997         March 31,1997         March 31, 1997
                            Increase/(Decrease)   Increase/(Decrease)    Increase/(Decrease)
                             from Prior Period     from Prior Period      from Prior Period
                           --------------------   -------------------    -------------------
(Thousands of dollars)         Amount      %        Amount     %          Amount     %
--------------------------------------------------------------------------------------------
Net operating revenues (a)     $(1,371)  (5.4)      $  (83)   (.2)      $ 3,632     5.8
Operation and
    maintenance expenses        (1,359)  (17.8)     (1,031)  (7.5)        1,113     4.1
Depreciation expense               (54)   (2.8)        198    5.3           418     5.6
Income taxes                        93     1.7         512    6.0         1,593    21.8
Other income and deductions        654   108.8         400   18.2        (2,015)  (36.5)
Net Income Applicable
    to Common Stock               (700)  (7.5)        (181)  (1.3)        2,515    18.4
--------------------------------------------------------------------------------------------


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

   Net operating revenues decreased $1.4 million, to $24.0 million, for the current three-month period, due chiefly to this quarter's warmer weather as well as conservation.

   Net operating revenues decreased $83,000, to $43.7 million, for the current six-month period, due to the period's warmer weather as well as conservation. However, these effects were partially offset by the full effect of the aforementioned rate increase.

   Net operating revenues increased $3.6 million, to $66.7 million, for the current 12-month period, due to the full effect of the aforementioned rate increase. The current period's warmer weather and increased conservation partially offset the impact of the rate increase.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $1.4 million, to $6.3 million for the current three-month period due mainly to a decrease in the amortization of environmental costs of $494,000, a decrease in pension expense of $250,000 and a decrease in reengineering costs of $224,000.

   Operation and maintenance expenses decreased $1.0 million, to $12.8 million for the current six-month period due mainly to a decrease in pension expense of $250,000, a decrease in reengineering costs of $204,000, and a decrease in other non-labor general and administrative expenses.

   Operation and maintenance expenses increased $1.1 million, to $28.1 million, for the current 12-month period, due to an increase in the amortization of environmental costs of $742,000, an increase in injuries and damages expense of $512,000, and an increase in labor expense of $414,000. These effects were partially offset by a decrease of $365,000 in reengineering costs and $361,000 in group insurance expenses.

Depreciation Expense

   Depreciation expense decreased $54,000, to $1.9 million, in the three-month period due to a decrease in net dismantling charges. However, for the six- and 12-month periods, depreciation expense increased by $198,000, to $3.9 million, and $418,000, to $7.8 million, respectively. These increases were primarily due to depreciable property additions.

Income Taxes

   Income taxes, exclusive of income taxes included in other income and deductions, increased $93,000, to $5.5 million, $512,000, to $9.1 million, and $1.6 million, to $8.9 million, for the current three-, six-, and 12-month periods, respectively, due mainly to higher pre-tax income.

Other Income and Deductions

   Other income and deductions increased $654,000 for the three-month period, due chiefly to the prior year's gain of $856,000, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 8 of the Notes to Consolidated Financial Statements.) Also, the period reflects lower interest expense.

   Other income and deductions increased $400,000 for the six-month period, due primarily to the prior year's gain of $856,000, after income taxes, associated with the expiration of certain natural gas storage contracts. However, the period also reflected lower interest expense of $560,000 due to a reduction in long-term debt outstanding and a reduction in net amounts refundable to customers.

   Other income and deductions decreased $2.0 million, for the current 12-month period, due to the realization of a gain of $531,000, net of income taxes, from the expiration of certain natural gas storage contracts, and lower interest expense of $1,668,000, due primarily to a reduction in the amount of long-term debt outstanding and to a reduction in the amount refundable to customers. These positive effects were partially offset by a reduction in interest income.

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

Operating Statistics. The following table represents gas distribution margin components:

                    Three Months Ended    Six Months Ended    Twelve Months Ended
                         March 31,            March 31,           March 31,
                    -------------------   -----------------   -------------------
                          1997     1996      1997      1996      1997       1996
                          ----     ----      ----      ----      ----       ----
Operating Revenues (thousands):
  Gas sales
    Residential           $59,952  $53,939  $ 99,651  $ 87,180  $137,973  $116,137
    Commercial              9,517    9,006    15,103    13,542    20,330    17,072
    Industrial              2,370    2,167     3,678     3,243     4,735     4,079
                          -------  -------  --------  --------  --------  --------
                           71,839   65,112   118,432   103,965   163,038   137,288

  Transportation
    Residential             1,166      492     1,839       892     2,799     1,349
    Commercial              1,815    2,399     3,409     4,596     5,120     6,981
    Industrial              1,483    1,690     3,051     3,211     5,522     5,402
    Contract Pooling        1,047       --     1,439        --     1,809        --
                          -------  -------  --------  --------  --------  --------
                            5,511    4,581     9,738     8,699    15,250    13,732
                          -------  -------  --------  --------  --------  --------
  Other Revenues              231      274       460       461     1,026       884
                          -------  -------  --------  --------  --------  --------
Total Operating Revenues   77,581   69,967   128,630   113,125   179,314   151,904
Less  - Gas Costs          48,670   39,772    76,618    61,350   101,392    78,443
      - Revenues Taxes      4,890    4,803     8,285     7,785    11,251    10,422
                          -------  -------  --------  --------  --------  --------
Net Operating Revenues    $24,021  $25,392  $ 43,727  $ 43,990  $ 66,671  $ 63,039
                          =======  =======  ========  ========  ========  ========
Deliveries (MDth):
  Gas Sales
    Residential             9,641   10,466    16,663    17,499    21,952    22,457
    Commercial              1,634    1,853     2,693     2,880     3,511     3,577
    Industrial                432      478       700       744       885       928
                          -------  -------  --------  --------  --------  --------
                           11,707   12,797    20,056    21,123    26,348    26,962
                          -------  -------  --------  --------  --------  --------
  Transportation (a)
    Residential             1,291      431     1,859       640     2,635       811
    Commercial              1,631    2,149     2,896     4,078     3,963     5,687
    Industrial              1,823    1,837     3,589     3,589     6,272     6,300
                          -------  -------  --------  --------  --------  --------
                            4,745    4,417     8,344     8,307    12,870    12,798
                          -------  -------  --------  --------  --------  --------
Total Gas Sales
  and Transportation       16,452   17,214    28,400    29,430    39,218    39,760
                          =======  =======  ========  ========  ========  ========
Margin per Dth
  delivered                 $1.46    $1.48     $1.54     $1.49     $1.70     $1.59

(a)Volumes associated with contract pooling revenues are included in their respective customer classes.

LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1997, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $75.6 million. (See Note 8 of the Notes to Consolidated Financial Statements.)

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

   In 1994, the Company received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. The Company filed a declaratory judgment action asking the court to declare that the Company is not liable for response costs relating to the site. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. On March 7, 1997, the District Court granted the Company's motion for summary judgment, declaring that the Company is not liable for any response costs in connection with the Denver site. On May 5, 1997, the District Court denied Salomon's request to alter or amend its ruling. Salomon may appeal the ruling of the district court to the United States Court of Appeals, Seventh Circuit. (See Note 4B of the Notes to Consolidated Financial Statements.)

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

Credit Lines. The Peoples Gas Light and Coke Company (Peoples Gas) has lines of credit of $129.4 million of which the Company may borrow up to $30 million to cover its projected short-term needs. At March 31, 1997, Peoples Gas had unused credit available of $128.6 million.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12-months ended March 31, 1997, and for fiscal 1996 and 1995 were 6.07, 5.62, and 2.93, respectively.



                   PART II.   OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------
   See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        a. On March 27, 1997, the following persons were elected Directors of the Company and comprise the entire Board of Directors of the Company: Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Thomas
             M. Patrick, Michael S. Reeves, and Richard E. Terry.

        b. The following matter was voted upon at the annual meeting of shareholders. There were no broker non-votes with respect to the matters voted upon.


              1. The election of nominees for directors who will
                 serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Thomas M. Patrick, Michael S. Reeves, and Richard E. Terry. The Secretary of the Company certified the following vote tabulations:

                                                          FOR      WITHHELD

          Kenneth S. Balaskovits . . . . . . . .       3,625,887        0
          J. Bruce Hasch . . . . . . . . . . . . . .   3,625,887        0
          James Hinchliff   . . . . . . . . . . . . .  3,625,887        0
          Thomas M. Patrick  . . . . . . . . . . .     3,625,887        0
          Michael S. Reeves . . . . . . . . . . . .    3,625,887        0
          Richard E. Terry .  . . . . . . . . . . . .  3,625,887        0

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        a.  Exhibits

                 Exhibit
                 Number         Description of Document
                --------       --------------------------
                  3(a) Amendment to the By-Laws of the Registrant dated March 26, 1997.

                  3(b)        By-Laws of the Registrant, as amended,
                              dated March 26, 1997

                   27         Financial Data Schedule

        b.  Reports on Form 8-K filed during the quarter ended
            March 31, 1997.

               Date of Report - March 24, 1997

               Item 5. Other Events

               Environmental Matters













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




           May 13, 1997                   By: /s/   K. S. BALASKOVITS
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