Form 10-Q
period 1997-06-30
NORTH SHORE GAS CO /IL/
filed 1997-08-12
CIK 110101

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


(Mark One)

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,625,887 shares of Common Stock, without par value, outstanding at July 31, 1997.



                        PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                            North Shore Gas Company
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                   Three               Nine               Twelve
                                Months Ended       Months Ended        Months Ended
                                  June 30,           June 30,            June 30,
                              ----------------  ------------------  ------------------
                               1997     1996      1997      1996      1997      1996
                              -------  -------  --------  --------  --------  --------
                                             (Thousands of Dollars)
 OPERATING REVENUES:
  Gas sales                    $22,509  $29,259  $140,942  $133,224  $156,288  $145,387
  Transportation                 2,850    3,017    12,587    11,716    15,082    13,936
  Other                            289      308       749       770     1,007       944
                               -------  -------  --------  --------  --------  --------
      Total Operating Revenues  25,648   32,584   154,278   145,710   172,377   160,267
                               -------  -------  --------  --------  --------  --------
OPERATING EXPENSES:
  Gas costs                     10,774   16,981    87,391    78,511    95,184    84,194
  Operation                      5,017    6,357    16,309    18,612    23,591    24,895
  Maintenance                      654      813     2,127     2,354     3,008     3,178
  Depreciation                   1,934    1,961     5,845     5,673     7,801     7,553
  Taxes - Income                 1,451      970    10,538     9,545     9,397     7,996
        - State & local revenue  1,686    1,972     9,971     9,756    10,966    10,712
        - Other                    517      542     1,581     1,588     2,140     2,178
                               -------  -------  --------  --------  --------  --------
      Total Operating Expenses  22,033   29,596   133,762   126,039   152,087   140,706
                               -------  -------  --------  --------  --------  --------
OPERATING INCOME                 3,615    2,988    20,516    19,671    20,290    19,561
                               -------  -------  --------  --------  --------  --------
OTHER INCOME AND (DEDUCTIONS):
  Interest income                  150      130       305       290       429       476
  Interest on long-term debt    (1,157)  (1,158)   (3,471)   (3,779)   (4,629)   (5,246)
  Other interest expense           (39)    (124)     (400)     (742)     (462)   (1,039)
  Income taxes                     (53)    (708)     (123)   (1,375)     (498)   (1,449)
  Miscellaneous - net              (26)   1,633       (38)    3,177       764     3,180
                               -------  -------  --------  --------  --------  --------
      Total Other Income
        and Deductions          (1,125)    (227)   (3,727)   (2,429)   (4,396)   (4,078)
                               -------  -------  --------  --------  --------  --------
 NET INCOME APPLICABLE TO
  COMMON STOCK                 $ 2,490  $ 2,761  $ 16,789  $ 17,242  $ 15,894  $ 15,483
                               =======  =======  ========  ========  ========  ========


The Notes to Consolidated Financial Statements are an integral part of these statements.


                          North Shore Gas Company

                        CONSOLIDATED BALANCE SHEETS



                                                 June 30,                June 30,
                                                   1997    September 30,  1996
                                                (Unaudited)    1996    (Unaudited)
                                                  --------   --------   --------
                                                      (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment,
   at original cost                               $291,297   $284,896   $281,072
     Less - Accumulated depreciation                99,336     93,821     92,105
                                                  --------   --------   --------
       Net property, plant and equipment           191,961    191,075    188,967
Other investments                                       20        113         96
                                                  --------   --------   --------
     TOTAL CAPITAL INVESTMENTS - NET               191,981    191,188    189,063
                                                  --------   --------   --------
CURRENT ASSETS:
Cash                                                   588        389        174
Cash equivalents                                    13,330         --      8,691
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $1,019,
       $932, and $1,017, respectively                9,331      5,523     12,777
   Other                                             2,463      3,421      7,072
Accrued unbilled revenues                            2,145      3,780      2,210
Materials and supplies, at average cost              2,414      2,109      1,650
Gas in storage, at last-in, first-out cost           4,596      9,627      4,601
Gas costs recoverable through rate adjustments         353      2,500      2,190
Prepayments                                            301        371        498
                                                  --------   --------   --------
     TOTAL CURRENT ASSETS                           35,521     27,720     39,863
                                                  --------   --------   --------
OTHER ASSETS:
Regulatory assets                                    9,560     15,322     11,684
Deferred charges                                     2,793      3,270      2,674
                                                  --------   --------   --------
     TOTAL OTHER ASSETS                             12,353     18,592     14,358
                                                  --------   --------   --------
     TOTAL PROPERTIES AND OTHER ASSETS            $239,855   $237,500   $243,284
                                                  ========   ========   ========



The Notes to Consolidated Financial Statements are an integral part of these statements.



                          North Shore Gas Company

                        CONSOLIDATED BALANCE SHEETS


                                                 June 30,                June 30,
                                                   1997   September 30,   1996
                                               (Unaudited)    1996    (Unaudited)
                                                 --------   --------   --------
                                                    (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
   Common stock, without par value
       Authorized - 5,000,000 shares
       Outstanding - 3,625,887 shares            $ 24,757   $ 24,757   $ 24,757
   Retained earnings                               75,399     66,623     70,890
                                                 --------   --------   --------
       Total Common Stockholder's Equity          100,156     91,380     95,647
Long-term debt, exclusive of sinking fund
   payments and maturities due within one year     64,639     64,664     64,704
                                                 --------   --------   --------
       TOTAL CAPITALIZATION                       164,795    156,044    160,351
                                                 --------   --------   --------
CURRENT LIABILITIES:

Interim loans                                          --      1,925      4,000
Accounts payable                                   17,597     26,929     17,563
Dividends payable on common stock                   2,647      3,372      3,046
Customer gas service and credit deposits            2,548      5,269      2,347
Accrued taxes                                       5,411      2,297      8,208
Gas sales revenue refundable through
   rate adjustments                                   937      3,188         --
Accrued interest                                      903      2,038        956
Temporary LIFO liquidation credit                   8,118         --     10,790
                                                 --------   --------   --------
       TOTAL CURRENT LIABILITIES                   38,161     45,018     46,910
                                                 --------   --------   --------
DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily
   accelerated depreciation                        20,640     19,688     19,820
Investment tax credits being amortized
   over the average lives of related property       3,631      3,743      3,786
Other                                              12,628     13,007     12,417
                                                 --------   --------   --------
       TOTAL DEFERRED CREDITS AND
         OTHER LIABILITIES                         36,899     36,438     36,023
                                                 --------   --------   --------
       TOTAL CAPITALIZATION AND LIABILITIES      $239,855   $237,500   $243,284
                                                 ========   ========   ========


The Notes to Consolidated Financial Statements are an integral part of these statements.


                         North Shore Gas Company

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                             Nine Months Ended
                                                                  June 30,
                                                             -----------------
                                                              1997       1996
                                                             -------   -------
                                                          (Thousands of Dollars)
OPERATING ACTIVITIES:
  Net Income                                                 $16,789   $17,242
  Adjustments to reconcile net income to net cash:
    Depreciation                                               5,845     5,673
    Deferred income taxes and investment tax credits - net       593       340
    Change in deferred credits and other liabilities            (131)      (11)
    Change in other assets                                     6,239    (2,426)
    Other                                                         --         8
    Change in current assets and liabilities:
     Receivables - net                                        (2,849)  (13,985)
     Gas in storage                                            5,030    13,795
     Gas costs recoverable                                     2,147     1,883
     Accounts payable                                         (9,332)    3,274
     Customer gas service and credit deposits                 (2,721)   (3,217)
     Accrued taxes                                             3,114     6,938
     Gas sales revenue refundable                             (2,251)  (10,944)
     Accrued interest                                         (1,135)     (816)
     Temporary LIFO liquidation credit                         8,118    10,790
     Other                                                     1,400       904
                                                             -------   -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                   30,856    29,448
                                                             -------   -------
INVESTING ACTIVITIES:
  Capital expenditures - construction                         (7,192)   (9,134)
  Other assets                                                   553       412
                                                             -------   -------
  NET CASH USED IN INVESTING ACTIVITIES                       (6,639)   (8,722)
                                                             -------   -------
FINANCING ACTIVITIES:
  Interim loans - net                                         (1,925)       --
  Bank Loans                                                      --     4,000
  Retirement of long-term debt                                   (25)  (12,020)
  Dividends paid on common stock                              (8,738)   (6,925)
                                                             --------  -------

  NET CASH USED IN FINANCING ACTIVITIES                      (10,688)  (14,945)
                                                             -------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     13,529     5,781

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 389     3,084
                                                             -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $13,918   $ 8,865
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

      Income taxes and interest paid (excluding capitalized interest) were as follows:


         For the nine months
         ended June 30,            1997           1996
         ---------------------------------------------
                                         (Thousands)

         Income taxes paid        $6,777         $4,823
         Interest paid             4,858          5,014



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

   The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings, regarding the Company for fiscal years 1995 through 1997, are currently pending before the Commission.

   Pursuant to Federal Energy Regulatory Commission (FERC) Order 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 3A and 3B.)

2G Recovery of Costs of Environmental Activities Relating to
Former Manufactured Gas Operations

   The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. The Commission conducts annual proceedings regarding, for each utility with such a rate mechanism, the reconciliation of revenues from the rate mechanism and related costs. In such proceedings, costs recovered by a utility through the rate mechanism are subject to challenge. Such proceedings regarding the Company for fiscal years 1994, 1995 and 1996 are currently pending before the Commission. (See Note 4A.)

3.  RATES AND REGULATION

3A Utility Rate Proceedings

Rate Order. On November 8, 1995, the Commission issued an order approving changes in rates of the Company that were designed to increase annual revenues by approximately $5.6 million, exclusive of additional charges for revenue taxes. The Company was allowed a rate of return on original-cost rate base of 9.75 per cent, which reflected an 11.30 per cent cost of common equity. The new rates were implemented on November 14, 1995. A group of industrial transportation customers appealed the Commission's order to the Illinois Appellate Court, but on June 27, 1997, the Appellate Court affirmed the Commission's order. All proceedings regarding this case have concluded.

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

3B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. The Company is subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Under a Stipulation and Agreement filed by Natural and approved by FERC, Natural's charges to the Company for GSR transition costs (the largest category of such costs for the Company) are subject to a cap of approximately $25 million. The Company is currently recovering transition costs through the Gas Charge. At June 30, 1997, the Company had made payments of $22.0 million and had accrued an additional $3.0 million toward the cap.

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

   In 1990, the Company entered into an Administrative Order on Consent (AOC) with the United States Environmental Protection
Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a Manufactured Gas site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS is comprised of an investigation to determine the nature and extent of contamination at the Waukegan site and a feasibility study to develop and evaluate possible remedial actions. The Company entered into the AOC after being notified by the EPA that the Company, General Motors Corporation (GMC) and Outboard Marine Corporation were each a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and/or remedial work that the EPA determines is necessary. Other parties identified as PRPs did not enter into the AOC.

   Under the terms of the AOC, the Company is responsible for the cost of the RI/FS. The Company believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has agreed to share equally with the Company in funding of the RI/FS cost, without prejudice to GMC's or the Company's right to seek a lesser cost responsibility at a later date.

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At June 30, 1997, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $6.3 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contributions from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with two of its Manufactured Gas sites in Waukegan. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at June 30, 1997, have not been reduced to reflect recoveries from insurance carriers.

   The Company believes that costs incurred by it for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At June 30, 1997, it had recovered $6.6 million of such costs through rates. (See Note 2G.)

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

   The Company filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asked the court to declare that the Company is not liable for response costs incurred or to be incurred at the Denver site. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. On March 7, 1997, the District Court granted the Company's motion for summary judgment, declaring that the Company is not liable for any response costs in connection with the Denver site. Salomon has appealed the ruling of the District Court to the United States Court of Appeals, Seventh Circuit.

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

5.  EXPIRATION OF GAS STORAGE CONTRACTS

   The Company had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the Company realized a gain, after income taxes, of approximately $477,000 for the 12-months ended June 30, 1997.

6.  TAX MATTERS

   On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in payments of principal and interest to the Company in 1994 in total amount of approximately $3 million, or $2.2 million after income taxes. The Company received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize the settlement amount in income for fiscal years 1994 and 1995. The Company represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994.

   As a result of the Commission's accounting authorization, the Company amortized to operation expense approximately $140,000, or $105,000 after income taxes, for the 12-months ended June 30, 1996. The effect was to offset increases in costs that the Company incurred during the period.

7.  BONDS REDEEMED

   On February 1, 1996, the Company redeemed $8 million aggregate principal amount of its Series I First Mortgage Bonds using the proceeds of a short-term bank loan as well as other monies of the Company. The final payment on the short-term bank loan was made by the Company on August 1, 1996.

8.  COVENANTS REGARDING RETAINED EARNINGS

   The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1997, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $75.4 million.
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock decreased $271,000, to $2.5 million, and $453,000, to $16.8 million, for the three- and nine-months ended June 30, 1997, due to the recognition in the year-ago periods of gains associated with the expiration of certain natural gas storage contracts (see Note 5 of the Notes to Consolidated Financial Statements). Partially offsetting this effect were reductions in operation and maintenance expenses.

   Net income applicable to common stock rose $411,000, to $15.9 million, for the 12-months ended June 30, 1997, due primarily to the full effect of the Company's rate increase that went into effect on November 14, 1995. (See Note 3A of the Notes to Consolidated Financial Statements.) Also benefiting the period were decreased operation and maintenance expenses and a decrease in interest expense. Partially offsetting these beneficial effects were the prior period's gain associated with the expiration of certain natural gas storage contracts (see Note 5 of the Notes to Consolidated Financial Statements) and decreased interest income.


   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                           Three Months Ended     Nine Months Ended      12 Months Ended
                             June 30, 1997          June 30,1997           June 30, 1997
                           Increase/(Decrease)   Increase/(Decrease)   Increase/(Decrease)
                             from Prior Period    from Prior Period     from Prior Period
                          --------------------   -------------------   -------------------
(Thousands of dollars)         Amount     %         Amount      %         Amount     %
-------------------------------------------------------------------------------------------
Net operating  revenues (a)    $(443)   (3.2)       $(527)    (0.9)        $866      1.3
Operation and
    maintenance expenses      (1,499)  (20.9)      (2,530)   (12.1)      (1,474)    (5.3)
Depreciation expense             (27)   (1.4)         172      3.0          248      3.3
Income taxes                     481    49.6          993     10.4        1,401     17.5
Other income and deductions     (898) (395.6)      (1,298)   (53.4)        (318)    (7.8)
Net Income Applicable
    to Common Stock             (271)   (9.8)        (453)    (2.6)         411      2.7



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

   Net operating revenues decreased $443,000, to $13.2 million, in the current quarter, due primarily to a reduction in environmental costs recovered through rates.

   Net operating revenues decreased $527,000, to $56.9 million, for the nine-month period ending June 30, 1997, due mainly to warmer weather and lower environmental costs recovered through rates. However, these effects were partially offset by the full effect of the Company's rate increase.

   Net operating revenues increased $866,000, to $66.2 million, for the current 12-month period, primarily due to the aforementioned rate increase. Warmer weather during the current period partially offset the beneficial effect of the rate increase.

   See Other Matters - Operating Statistics for details of selected financial and operating information by customer classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $1.5 million, to $5.7 million, in the current quarter, due primarily to decreases in costs associated with injuries and damages ($536,000), environmental costs recovered through rates ($402,000), the cost of outside services ($127,000), and pension costs ($125,000).

   Operation and maintenance expenses decreased $2.5 million, to $18.4 million, in the current 9-month period, due mainly to decreases in injuries and damages expenses ($516,000), pension costs ($375,000), reengineering expenses ($298,000), the costs of outside services ($225,000), and environmental costs recovered through rates ($230,000).

   Operation and maintenance expenses for the current 12-month period decreased $1.5 million, to $26.6 million, primarily due to a decrease of $598,000 in group insurance expenses, a decrease of $467,000 in costs associated with injuries and damages, lower reengineering expenses ($362,000), and a reduction of the cost of outside services.



Depreciation Expense

   Depreciation expense decreased $27,000, to $1.9 million, in the three-month period due to a decrease in net dismantling charges. However, for the nine- and 12-month periods, depreciation expense increased by $172,000, to $5.8 million, and $248,000, to $7.8 million, respectively. These increases were primarily due to depreciable property additions.

Income Taxes

   Income taxes, exclusive of income taxes included in other income and deductions, increased $481,000, to $1.5 million, $993,000, to $10.5 million, and $1.4 million, to $9.4 million, for the current three-, nine-, and 12-month periods, respectively, due mainly to higher pre-tax income.

Other Income and Deductions

   Other income and deductions increased $898,000 for the three-month period, due chiefly to the prior year's gain of $909,000, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 5 of the Notes to Consolidated Financial Statements.) Lower interest expense in the current period partially offset the effect of the prior period's gain.

   Other income and deductions increased $1.3 million for the nine-month period, due primarily to the prior year's gain of $1.8 million, after income taxes, associated with the expiration of certain natural gas storage contracts and to lower interest income. Partially offsetting the effect of these factors was lower interest expense of $616,000 due primarily to a reduction in long-term debt outstanding, a reduction in amounts refundable to customers, and lower interest on notes payable.

   Other income and deductions increased $318,000, for the current 12-month period, due to the prior period's realization of a gain of $1.3 million, net of income taxes, from the expiration of certain natural gas storage contracts and to lower interest income. Partially offsetting these effects was lower interest expense of $1.1 million, in the current period, due primarily to a reduction in the amount of long-term debt outstanding and to a reduction in the amounts refundable to customers.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

Accounting Standards. In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". This statement requires recognition of impairment losses on long-lived assets when an asset's book value may not be recoverable. For regulated companies, the statement requires that regulatory assets be probable of recovery at every balance sheet date. This statement requires adoption no later than the Company's 1997 fiscal year. The Company does not expect the adoption of SFAS No. 121 to have a material adverse effect on its financial position or results of operations.

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

Large Volume Gas Service Agreement. The Company has entered into a gas service contract with a large volume customer under a specific rate schedule approved by the Commission. This contract was negotiated to overcome the potential threat of bypassing the utility's distribution system. The contract will not have a material adverse effect on the financial position or results of operations of the Company.

Operating Statistics. The following table represents gas distribution margin components:

                             Three Months Ended    Nine Months Ended   Twelve Months Ended
                                  June 30,              June 30,             June 30,
                             -------------------   ------------------  ---------------------
                               1997       1996       1997        1996       1997        1996
                              -----      -----      -----       -----      -----       -----
Operating Revenues (thousands):
  Gas sales
    Residential             $19,139    $25,076   $118,791    $112,257   $132,035     $123,008
    Commercial                2,798      3,411     17,900      16,953     19,717       18,139
    Industrial                  572        772      4,251       4,014       4,536       4,240
                            -------    -------   --------    --------   ---------    --------
                             22,509     29,259    140,942     133,224     156,288     145,387

  Transportation
    Residential                 567        607      2,405       1,498       2,759       1,682
    Commercial                  972      1,056      4,381       5,652       5,035       6,634
    Industrial                1,039      1,292      4,090       4,504       5,269       5,558
    Contract Pooling            272         62      1,711          62       2,019          62
                            -------    -------   --------    --------    --------    --------
                              2,850      3,017     12,587      11,716      15,082      13,936
                            -------    -------   --------    --------    --------    --------
  Other Revenues                289        308        749         770       1,007         944
                            -------    -------   --------    --------    --------    --------
Total Operating Revenues     25,648     32,584    154,278     145,710     172,377     160,267
Less  - Gas Costs            10,774     16,981     87,391      78,511      95,184      84,194
      - Revenues Taxes        1,686      1,972      9,971       9,756      10,966      10,712
                           --------   --------  ---------   ---------   ---------    --------
Net Operating Revenues      $13,188    $13,631  $  56,916   $  57,443   $  66,227    $ 65,361
                           ========   ========  =========   =========   =========    ========
Deliveries (MDth):
  Gas Sales
    Residential               3,546      3,710     20,209      21,208      21,789      22,780
    Commercial                  596        558      3,289       3,438       3,550       3,647
    Industrial                  133        137        833         882         880         932
                            -------    -------   --------   ---------   ---------    --------
                              4,275      4,405     24,331      25,528      26,219      27,359
                            -------    -------   --------   ---------   ---------    --------
  Transportation (a)
    Residential                 568        527      2,427       1,167       2,676       1,221
    Commercial                  693        739      3,589       4,817       3,917       5,375
    Industrial                1,382      1,381      4,971       4,970       6,272       6,307
                            -------   --------   --------    --------    --------    --------
                              2,643      2,647     10,987      10,954      12,865      12,903
                            -------   --------   --------    --------    --------    --------
Total Gas Sales
  and Transportation          6,918      7,052     35,318      36,482      39,084      40,262
                            =======   ========   ========    ========     ========   ========
Margin per Dth
  delivered                   $1.91      $1.93      $1.61       $1.57       $1.69       $1.62

(a) Volumes associated with contract pooling revenues are included in their respective customer classes.



LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1997, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $75.4 million. (See Note 8 of the Notes to Consolidated Financial Statements.)

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

   In 1994, the Company received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. The Company filed a declaratory judgment action asking the court to declare that the Company is not liable for response costs relating to the site. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. On March 7, 1997, the District Court granted the Company's motion for summary judgment, declaring that the Company is not liable for any response costs in connection with the Denver site. Salomon has appealed the ruling of the District Court to the United States Court of Appeals, Seventh Circuit. (See Note 4B of the Notes to Consolidated Financial Statements.)

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

Credit Lines. The Peoples Gas Light and Coke Company (Peoples Gas) has lines of credit of $114.4 million of which the Company may borrow up to $25 million to cover its projected short-term needs. At June 30, 1997, Peoples Gas had unused credit available of $114.4 million.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12-months ended June 30, 1997, and for fiscal 1996 and 1995 were 6.06, 5.62, and 2.93, respectively.

                   PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings

   See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

                 Exhibit
                 Number         Description of Document
                 ----------------------------------------------------
                 3(a) Amendment to the By-Laws of the Registrant dated March 26, 1997.

                 3(b)    By-Laws of the Registrant, as amended, dated
                         March 26, 1997

                  27     Financial Data Schedule

        b.  Reports on Form 8-K filed during the quarter ended
            June 30, 1997.

               None.














                             SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            North Shore Gas Company
                                           ------------------------
                                                 (Registrant)




        August  12, 1997                By:    /s/   K. S. BALASKOVITS
       --------------------             -------------------------------
               (Date)                           K. S.Balaskovits
                                          Vice President and Controller





                                                    (Same as above)
                                         --------------------------------
                                           Principal Accounting Officer