Form 10-K405
period 1997-09-30
NORTH SHORE GAS CO /IL/
filed 1997-12-22
CIK 110101

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

    (Mark One)
       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 1997

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

     Common Stock, without par value, 3,625,887 shares outstanding at November 30, 1997.

               Documents Incorporated by Reference
                              None

                            CONTENTS

                                                            Page
Item No.                                                      No
 .

       Part I

  1.   Business                                              3

  2.   Properties                                            7

  3.   Legal Proceedings                                     7

  4.   Submission of Matters to a Vote of Security Holders   7

       Part II

  5.   Market for the Company's Common Stock and Related
           Stockholder Matters                               7

  6.   Selected Financial Data                               8

  7.   Management's Discussion and Analysis of Results
           of Operations and Financial Condition             9

  8.   Financial Statements and Supplementary Data          15

  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure              33

       Part III

 10.   Directors and Executive Officers of the Company      34

 11.   Executive Compensation                               36

 12.   Security Ownership of Certain Beneficial Owners and
           Management                                       41

 13.   Certain Relationships and Related Transactions       41

       Part IV

 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                      42

Signatures                                                  44

Exhibit Index                                               45

                      North Shore Gas Company

                    ANNUAL REPORT ON FORM 10-K

               FISCAL YEAR ENDED SEPTEMBER 30, 1997

                              PART I

ITEM 1.  BUSINESS

GENERAL

   North Shore Gas Company (Company), an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has about 140,000 residential, commercial, and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in Northeastern Illinois. It serves 54 communities and adjacent areas, including those situated along Lake Michigan from Winnetka, Illinois, to the Illinois-Wisconsin state line. This area, with an estimated population of about 460,000, contains residential concentrations and a diversity of industrial and commercial establishments, as well as some farm lands. The Company had 250 employees at September 30, 1997.

   At September 30, l997, the common stock of the Company and of its utility affiliate, The Peoples Gas Light and Coke Company
(Peoples Gas), was wholly owned by Peoples Energy Corporation
(Peoples Energy).

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

   On December 16, 1997, the State of Illinois enacted legislation to restructure the electric market in Illinois.
Under the legislation, approximately one-third of non-residential electric customers, including customers with very large loads, will be able to purchase electric power from the supplier of their choice beginning on October 1, 1999. All non-residential customers will have this choice by December 31, 2000. All residential customers will be given choice on May 1, 2002. Customers who buy their electricity from a supplier other than the local electric utility will be required to pay transition charges to the utility through the year 2006. These charges are intended to compensate the electric utilities for revenues lost because of customers buying electricity from other suppliers. The legislation also allows an electric utility to issue bonds, in aggregate amounts up to 50% of its Illinois jurisdictional capitalization, to be financed by a specific charge to its customers. An electric utility also may transfer up to 15% of its assets to an affiliated or unaffiliated entity without approval from the Illinois Commerce Commission. In return for these and other benefits, electric utilities are required to reduce their rates to residential customers. The state's two largest electric utilities, including the utility that serves northeastern Illinois, must reduce their residential rates by 15% on August 1, 1998 and by another 5% on May 1, 2002. The legislation does not require electric utilities to divest their power generation assets. It is too early to determine what effects this restructuring of the electric market will have on the competitive position of the Company.

   In addition to restructuring the electric market, the legislation provides for additional funding for assistance to low-income energy users, including customers of the Company. The legislation creates a fund, financed by charges to electric and gas customers of public utilities and participating municipal utilities and electric co-ops, which supplements currently available federal energy assistance.

   A substantial portion of the gas that the Company delivers to its customers consists of gas that the Company's customers purchase directly from producers and marketers rather than from the Company. These direct customer purchases have little effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales.

   A pipeline may seek to provide transportation service directly to end-users. Such direct service by a pipeline to an end-user would bypass the local distributor's service and reduce the distributor's earnings. However, the Company's pipeline suppliers have not undertaken any service bypassing the Company. The Company has a bypass rate approved by the Commission which allows the Company to renegotiate rates with customers that are potential bypass candidates. (See Other Matters - Large Volume Gas Service Agreements in Item 7.)

SALES AND RATES

   The Company sells natural gas having an average heating value of approximately 1,000 British thermal units (Btu's) per cubic foot.* Sales are made and service rendered by the Company pursuant to a rate schedule on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge, to recover the costs incurred by the Company to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under the Company's rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, and liquefied petroleum gas costs. In addition, under the tariffs of the Company, the difference for any month between costs recoverable through the Gas Charge and the revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs). The Company also has been recovering, through its rates, pipeline charges billed for transition costs resulting from the implementation of Federal Energy Regulatory Commission (FERC) Order No. 636. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

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



   The basic marketing plan of the Company is to maintain its existing share in all market segments and develop opportunities emerging from changes in the utility environment and technological equipment advances for new, expanded, or current natural gas applications, including cogeneration, prime movers, natural gas-fueled vehicles, and natural gas air-conditioning.

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

   Most of the gas distributed by the Company is transported to the Company's distribution system by interstate pipelines. In their provision of gas services (gathering, transportation and storage services, and gas supply) pipelines are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See "Sales and Rates" and "Current Gas Supply" in Item 1.)

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

   The following tabulation shows the Company's expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 1997-1998 heating season:



                                  Design Peak-Day  Year of
                                   Availability    Contract
Source                               (MDth)       Expiration
Firm direct purchases (1)              90          1998-2000
Liquefied petroleum gas (2)            40
Storage gas:
   Leased (3)                         165          1998-2000
   Peoples-Manlove (4)                 63             (5)
Customer-owned gas (6)                 50
Total expected design
   peak-day availability              408



(1)Consists of firm gas purchases from non-pipeline suppliers delivered utilizing firm pipeline transportation. The majority of the gas purchase contracts are negotiated annually. The terms of the transportation contracts vary, with the longest term being 5 years.

(2)Reflects derating of capacity, as accepted by the Commission
   Staff in Docket 91-0581.

(3)Consists of leased storage services required to meet design day requirements with contract lengths varying from 3 to 5 years.

(4)Manlove Field, Peoples Gas' underground storage facility located near Champaign, Illinois, has a seasonal top-gas capacity (excluding volumes required to support late-season peaking requirements) of approximately 27,000 MDth, of which approximately 1,566 MDth is dedicated to the Company. For the 1997-98 heating season, the Company has a contract for a maximum daily deliverability of 63 MDth.

(5)The contract with Peoples Gas was for an initial term expiring
   May 1, 1990. However, by its terms, the contract continues in effect unless canceled by either party upon 120 days notice prior to April 30 of any year thereafter.

(6)Consists of gas supplies purchased directly from producers and marketers by the Company's commercial, industrial, and larger residential customers.

   The sources of gas supply (including gas transported for customers) in MDth for the Company for the three fiscal years ended September 30, 1997, 1996, and 1995, were as follows:

                                        1997      1996      1995

 Gas purchases                         27,226    27,940    20,250
 Liquefied petroleum gas produced          20       151         9
 Customer-owned gas-received           12,618    12,777    12,379
 Underground storage-net                 (123)      468     3,103
 Exchange gas-net                        (151)     (104)        -
 Company use, franchise requirements,
    and unaccounted-for gas              (546)     (983)     (636)
       Total (a)                       39,044    40,249    35,105



   (a)  See "Gas Sold and Transported" in Item 6.

ITEM 2.  PROPERTIES

   All of the principal plants and properties of the Company have been maintained in the ordinary course of business and are believed to be in satisfactory operating condition. The following is a brief description of the principal plants and operating units of the Company.

   The distribution system of the Company, at September 30, 1997, consisted of approximately 2,100 miles of distribution mains and necessary pressure regulators, approximately 126,000 services (pipe connecting the mains with piping on the customers' premises), and approximately 143,000 meters installed on customers' premises. Also, the Company's transmission system consists of approximately 15 miles of transmission pipeline. In addition, the Company has liquefied petroleum gasification and storage facilities. It also owns and has a substantial investment in office and service buildings, garages, repair shops, and motor vehicles, together with the equipment, tools, and fixtures necessary to conduct utility business.

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

   Substantially all of the physical properties now owned or hereafter acquired by the Company are subject to (a) the first-mortgage lien of the Company's mortgage to First Trust, National Association, as Trustee, to secure the principal amount of the Company's outstanding first mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.


ITEM 3.  LEGAL PROCEEDINGS

   See Notes 2 and 3 of the Notes to Consolidated Financial
Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.




                              PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
      STOCKHOLDER MATTERS

   The Company is a wholly owned subsidiary of Peoples Energy.


ITEM 6.  SELECTED FINANCIAL DATA (a)

For fiscal years ended September 30,     1997          1996          1995          1994          1993
OPERATING RESULTS (thousands)
Operating Revenues:
  Residential                         $ 129,332     $ 125,502     $ 104,034     $ 130,654     $ 121,733
  Commercial                             19,383        18,769        14,677        21,834        20,539
  Industrial                              4,360         4,299         3,321         6,392         5,161
  Transportation (b)                     14,804        14,212        13,188        11,185        11,751
  Other                                     996         1,027         1,309         1,060         1,041
    Total Operating Revenues            168,875       163,809       136,529       171,125       160,225
Less- Gas costs                          92,307        86,304        72,815       105,042        93,800
    - Revenue taxes                      10,794        10,751         9,158        10,962        10,622
  Net Operating Revenues              $  65,774     $  66,754     $  54,556     $  55,121     $  55,803
Net Income applicable to common stock $  14,814     $  16,347     $   9,048     $  10,378     $   8,973
Dividends declared on common stock    $  13,525     $  11,748     $   5,947     $   7,107     $   6,672
ASSETS AT YEAR-END (thousands)
Property, plant and equipment         $ 295,631     $ 284,896     $ 272,869     $ 259,375     $ 248,580
Less - Accumulated depreciation         100,957        93,821        86,950        80,639        75,110
  Net Property, Plant and Equipment   $ 194,674     $ 191,075     $ 185,919     $ 178,736     $ 173,470
Total assets                          $ 230,694     $ 237,500     $ 234,633     $ 234,364     $ 235,431
Capital expenditures - construction   $  12,004     $  13,286     $  14,901     $  12,595     $  22,824
CAPITALIZATION AT YEAR-END (thousands)
Common equity                         $  92,669     $  91,380     $  86,781     $  83,680     $  80,409
Long-term debt                           64,604        64,664        72,724        76,925        80,925
  Total Capitalization                $ 157,273     $ 156,044     $ 159,505     $ 160,605     $ 161,334
CAPITALIZATION AT YEAR-END (per cent)
  Common equity                              59            59            54            52            50
  Long-term debt                             41            41            46            48            50
    Total Capitalization                    100           100           100           100           100
GAS SOLD AND TRANSPORTED (MDth)
Gas Sales:
  Residential                            21,578        22,789        19,062        20,228        20,009
  Commercial                              3,531         3,698         2,873         3,641         3,529
  Industrial                                846           930           702         1,005           953
Transportation (b)                       13,089        12,832        12,468        11,964        11,655
  Total Gas Sales and Transportation     39,044        40,249        35,105        36,838        36,146
Margin per Dth delivered                   1.68     $    1.66     $    1.55     $    1.50     $    1.54
NUMBER OF CUSTOMERS (average)
Residential                             129,488       126,454       122,591       119,190       116,644
Commercial                                8,164         7,831         7,674         7,656         7,493
Industrial                                  892           857           820           802           809
Transportation (b)                        1,659         1,677         1,626         1,479         1,399
  Total Customers                       140,203       136,819       132,711       129,127       126,345
DEGREE DAYS                               6,806         7,080         5,897         6,701         6,679
Per cent of normal (6,536)                  104           108            90           103           102


(a) The Company is a wholly owned subsidiary of Peoples Energy; therefore, per-share data are omitted.
(b) Includes commercial, industrial, and larger residential customers.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock decreased $1.5 million, to $14.8 million, in fiscal 1997 from 1996, primarily a result of the year-ago period's gain on the expiration of gas storage contracts (see Note 5 of the Notes to Consolidated Financial Statements). Also hindering this year's comparative results were decreased gas deliveries due to weather that was four per cent warmer than the previous fiscal year and conservation, increased computer support services associated with the implementation of the new customer information system and increased depreciation and amortization expense. Partially offsetting these effects were a decrease in pension expense (see Note 6A of the Notes to Consolidated Financial Statements), a full year's effect of the Company's November 1995 rate increase (see Note 2A of the Notes to Consolidated Financial Statements), and decreased net interest expense.

   In 1996, net income applicable to common stock increased $7.3 million, to $16.3 million, due chiefly to weather that was 20 per cent colder than in 1995 and to the aforementioned rate increase. In addition, net income benefited from the previously mentioned gain associated with the expiration of certain natural gas storage contracts and a net credit in pension expense. These increases were partially offset by the prior year's recognition of the federal income tax settlement (see Note 7D of the Notes to Consolidated Financial Statements) and the fiscal year's higher operating costs.

   A summary of variations affecting income between years is
presented below, with explanations of significant differences following:
                                     Fiscal 1997       Fiscal 1996
                                      over 1996         over 1995
                                       Amount            Amount
                                      (000's) Per Cent (000's)  Per Cent
Net operating revenues (a)            $ (980)   (1.5)  $12,198   22.4
Operation and maintenance expenses    (2,064)   (7.1)    4,533   18.4
Depreciation expense                     234     3.1       391    5.4
Income taxes                             642     7.6     3,770   81.4
Other income and deductions           (1,755)  (56.6)    3,718   54.5
Net income applicable to common stock (1,533)   (9.4)    7,299   80.7
(a) Operating revenues, net of gas costs and revenue taxes.




Net Operating Revenues

   Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have little effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Except for the effect of customer conservation that may result from substantial increases in the commodity cost of gas supplies, changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1L of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the state and various municipalities.

   Since income is not significantly affected by changes in revenue from customers' gas purchases from producers or marketers rather than from the Company, changes in gas costs (except for the effect of customer conservation that may result from substantial increases in the commodity cost of gas supplies), or changes in revenue taxes, the discussion below pertains to "net operating revenues" (operating revenues, net of gas costs and revenue taxes). The Company considers net operating revenues to be a more pertinent measure of operating results than gross revenues.

   Net operating revenues decreased $980,000 to $65.8 million, in 1997. Natural gas deliveries decreased 1.2 bcf to 39.0 bcf, due to weather that was four per cent warmer than in 1996 and conservation. Net operating revenues decreased approximately $1.1 million ($654,000 after income taxes) as a result of warmer weather and conservation. However, a full year's effect of the Company's rate increase improved net operating revenues by approximately $520,000 ($314,000 after income taxes).

   In 1996, net operating revenues increased $12.2 million, to $66.8 million. Natural gas deliveries increased 5.1 bcf, to 40.2 bcf, due to weather that was 20 per cent colder than in 1995 and over eight per cent colder than normal. Net operating revenues increased approximately $4 million ($2.4 million after income taxes) as a result of the colder weather. Also, the Company's aforementioned rate increase improved net operating revenues by about $5 million ($3 million after income taxes).

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $2.1 million, to $27.1 million, in 1997, due chiefly to an $814,000 decrease in pension expense caused by changes in settlement accounting attributed to employees choosing early retirement and actuarial assumptions (see Note 6A of the Notes to Consolidated Financial Statements), reductions in costs associated with liability insurance premiums and claim settlements ($674,000), and lower reengineering expenses ($433,000).

   In 1996, operation and maintenance expenses increased $4.5 million, to $29.1 million, due principally to the reduction of expense from the prior year's recognition of approximately $1.5 million for an IRS settlement. (See Note 7D of the Notes to Consolidated Financial Statements.) In addition, increases between years resulted from greater environmental costs recovered through rates ($1.4 million), costs associated with liability insurance premiums and claim settlements ($562,000), and distribution system expenses ($438,000).

Depreciation Expense

   Depreciation expense increased $234,000, to $7.9 million, in 1997, and $391,000, to $7.6 million, in 1996, due largely to depreciable property additions.

Income Taxes

   Income taxes, exclusive of the $183,000 included in other income and deductions, increased $642,000, to $9.0 million, due mainly to higher pre-tax income.

   In 1996, income taxes, exclusive of the $1.8 million included in other income and deductions, increased $3.8 million, to $8.4 million, due mainly to higher pre-tax income.

Other Income and Deductions

   Other income and deductions increased $1.8 million from the prior year, due chiefly to the prior period's gain associated with the expiration of natural gas storage contracts. (See Note 5 of the Notes to Consolidated Financial Statements.) Partially offsetting this increase were reductions in interest expense on long-term debt resulting from the Company's early redemption of first mortgage bonds (see Note 12A of the Notes to Consolidated Financial Statements) and other interest expense.

   In 1996, other income and deductions decreased $3.7 million from the prior year, due largely to the gain of $2.2 million, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 5 of the Notes to Consolidated Financial Statements.) Additionally, fiscal year 1996 includes lower interest on long-term debt resulting from the Company's early redemption of first mortgage bonds. (See Note 12A of the Notes to Consolidated Financial Statements.)

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

FERC Order 636 Costs. In 1994, the Commission entered orders providing for full recovery by the Company of FERC Order 636 transition costs from the Company's gas service customers. The Commission's orders have been appealed to the Illinois Supreme Court. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

Large-Volume Gas Service Agreements. The Company has entered into a gas service contract with a large-volume customer under a specific rate schedule approved by the Commission. This contract was negotiated to overcome the potential threat of bypassing the utility's distribution system. The contract will not have a material adverse effect on the financial position or the results of operations of the Company.


Operating Statistics. The following table represents gas distribution margin components:

For fiscal years ended SepteMBER 30, 1997        1996         1995
Operating Revenues (thousands):
  Gas sales
    Residential                    129,332      125,502      104,034
    Commercial                      19,383       18,769       14,677
    Industrial                       4,360        4,299        3,321
                                   153,075      148,570      122,032

  Transportation
    Residential                      2,784        1,852        1,233
    Commercial                       5,018        6,307        6,859
    Industrial                       5,128        5,683        5,096
    Contract Pooling                 1,874          370            -
                                    14,804       14,212       13,188

  Other                                996        1,027        1,309

Total Operating Revenues           168,875      163,809      136,529
Less- Gas Costs                     92,307       86,304       72,815
    - Revenues Taxes                10,794       10,751        9,158
Net Operating Revenues              65,774       66,754       54,556

Deliveries (MDth):
  Gas Sales
    Residential                      21,578       22,789       19,062
    Commercial                        3,531        3,698        2,873
    Industrial                          846          930          702
                                     25,955       27,417       22,637

  Transportation (a)
    Residential                       2,756        1,415          579
    Commercial                        3,936        5,145        5,518
    Industrial                        6,397        6,272        6,371
                                     13,089       12,832       12,468

Total Gas Sales and Transportation   39,044       40,249       35,105

Margin per Dth delivered               1.68         1.66         1.55


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

Credit Lines. Peoples Gas has lines of credit of $129.4 million of which the Company may borrow up to $30 million. At
September 30, 1997, Peoples Gas and the Company had unused credit available from banks of $126.5 million. (See Note 11 of the Notes to Consolidated Financial Statements.)

Cash Flow Activities. Net cash provided by operating activities in 1997 decreased by $7.6 million, due chiefly to changes in accounts payable and gas in storage. Partially offsetting these items were increases in net receivables and other assets. In 1996, net cash provided by operating activities increased $4.8 million, due primarily to changes resulting from increased net income, due mainly to colder weather and the rate increase, and from accounts payable, partially offset by other assets and gas sales revenue refundable. In 1995, net cash provided by operating activities decreased by $800,000, due primarily to changes related to gas costs recoverable, gas sales revenue refundable, and net receivables, largely offset by increases associated with gas in storage, deferred income taxes, and other assets.

   Net cash used in investing activities for 1997, 1996, and 1995 mainly represents the level of capital expenditures in the respective years.

   Net cash used in financing activities in 1997 primarily reflects dividends paid on common stock. In 1996, net cash used in financing activities reflects the redemption of previously issued debt (see Note 12A of the Notes to Consolidated Financial Statements) and higher dividends paid on common stock due to the increase in net income. In 1995, net cash used in financing activities reflects lower dividends paid on common stock resulting from the reduction in net income.

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1997, such restrictions amounted to $11.6 million out of total retained earnings of $67.9 million. (See Note 4 of the Notes to Consolidated Financial Statements.)

Interest Coverage. The fixed charges coverage ratios for the Company for fiscal 1997, 1996, and 1995 were 5.74, 5.62, and 2.93, respectively. The increase in the current fiscal year is due to lower interest expense on bank loans, amounts refundable to customers and long-term debt. The increase in the ratio for fiscal year 1996 reflects the redemption of long-term debt and higher pre-tax income resulting from colder weather and the Commission approved rate increase. (See Results of Operations - Net Income.) The ratio for fiscal 1995 includes the recording of an IRS settlement in income. (See Note 7D of the Notes to Consolidated Financial Statements.)

Debt Ratings. The long-term debt of the Company has been rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Rating Group since fiscal 1985. On November 25, 1997, Moody's raised the Company's long-term debt rating to Aa2. The commercial paper of the Company has the top rating from both agencies.

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3A of the Notes to Consolidated Financial Statements.)

   In February 1994, the Company received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), for reimbursement, indemnification, and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. The Company filed a declaratory judgment action asking the court to declare that the Company is not liable for response costs relating to the site. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. On March 7, 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site. Salomon has appealed the ruling of the District Court to the United States Court of Appeals, Seventh Circuit. (See Note 3B of the Notes to Consolidated Financial Statements.)

   On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming the Company and four other parties as defendants. The complaint alleges violations arising out of a gasoline release that occurred in Wheeling, Illinois, in June 1992, when a contractor who was installing a pipeline for the Company accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. The Company is contesting this suit. (See Note 3C of the Notes to Consolidated Financial Statements.)

Regulatory Actions. On November 8, 1995, the Commission issued an order approving changes in rates of the Company. (See Note 2A of the Notes to Consolidated Financial Statements.)

Year 2000. The Company is modifying all of its computer programs to be year 2000 compatible. The Company does not believe that the amount of expenditures it will incur in connection with its year 2000 modification will have a material adverse effect on the financial position or results of operations of the Company.

CAPITAL RESOURCES

Capital Spending. Capital expenditures for additions, replacements, and improvements to the utility plant were $12.0 million in 1997, $13.3 million in 1996, and $14.9 million in 1995.

   Expenditures in fiscal 1997 decreased $1.3 million from 1996 and decreased $1.6 million in 1996 as compared to 1995. Both years reflect the Company's commitment to its cost containment program.

   While capital expenditures for fiscal 1998 are estimated to be $15.1 million, an increase of $3.1 million from 1997, the 1998 amount reflects a level that is consistent with the financial goals of the Company.

   There are no sinking fund requirements for long-term debt due in fiscal 1998. (See Note 12B of the Notes to Consolidated
Financial Statements.)

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                             Page

Statement of Management's Responsibility                      16

Report of Independent Public Accountants                      17

Consolidated Statements of Income for fiscal years ended
  September 30, 1997, 1996, and 1995                          18

Consolidated Statements of Retained Earnings for fiscal
  years ended September 30, 1997, 1996, and 1995              18

Consolidated Balance Sheets at September 30, 1997 and 1996    19

Consolidated Capitalization Statements at September 30, 1997
  and 1996                                                    20

Consolidated Statements of Cash Flows for fiscal years ended
  September 30, 1997, 1996, and 1995                          21

Notes to Consolidated Financial Statements                    22


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

   Arthur Andersen LLP, the Company's independent public accountants approved by Peoples Energy's shareholders, as a part of its audit of the financial statements, selectively reviews and tests certain aspects of internal accounting controls solely to determine the nature, timing, and extent of audit tests. Management has made available to Arthur
Andersen LLP all of the Company's financial records and related data and believes that all representations made to the independent public accountants during its audit were valid and appropriate.

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






REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To North Shore Gas Company:

    We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of North
Shore Gas Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies at September 30, 1997 and 1996, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended
September 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies at September 30, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

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





                                        ARTHUR ANDERSEN LLP






Chicago, Illinois
October 31, 1997



CONSOLIDATED STATEMENTS OF INCOME
                                  North Shore Gas Company
For fiscal years ended September 30,     1997     1996      1995
                                               (Thousands)

Operating Revenues:
Gas sales                              $153,075  $148,570  $122,032
Transportation                           14,804    14,212    13,188
Other                                       996     1,027     1,309
Total Operating Revenues                168,875   163,809   136,529
Operating Expenses:
Gas costs                                92,307    86,304    72,815
Operation                                24,131    25,893    21,595
Maintenance                               2,933     3,235     3,000
Depreciation                              7,863     7,629     7,238
Taxes- Income                             9,046     8,404     4,634
     - State and local revenue           10,794    10,751     9,158
     - Other                              2,133     2,147     2,224
Total Operating Expenses                149,207   144,363   120,664
Operating Income                         19,668    19,446    15,865
Other Income and (Deductions):
Interest income                             447       414       564
Interest on long-term debt               (4,627)   (4,937)   (5,905)
Other interest expense                     (441)     (804)   (1,291)
Income taxes                               (183)   (1,750)     (225)
Miscellaneous - net (see Note 9)            (50)    3,978        40
Total Other Income and Deductions        (4,854)   (3,099)   (6,817)
Net Income Applicable to Common Stock  $ 14,814  $ 16,347  $  9,048



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                North Shore Gas Company
For fiscal years ended September 30,            1997      1996        1995
                                                      (Thousands)

Balance at Beginning of Year                  $ 66,623   $ 62,024   $ 58,923
 Add - Net Income                               14,814     16,347      9,048
 Deduct- Dividends declared on common stock     13,525     11,748      5,947
Balance at End of Year                        $ 67,912   $ 66,623   $ 62,024

The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS
                                                       North Shore Gas Company
At September 30,                                          1997          1996
                                                      (Thousands)
Properties and Other Assets
Capital Investments:
Property, plant and equipment, at original cost                 $295,631  $ 284,896
Less - Accumulated depreciation                                  100,957     93,821
Net property, plant and equipment                                194,674    191,075
Other investments                                                     21        113
Total Capital Investments - Net                                  194,695    191,188

Current Assets:
Cash and cash equivalents                                            344        389
Receivables -
   Customers, net of allowance for uncollectible
       accounts of $898 and $932, respectively                     4,960      5,523
   Other                                                           1,707      3,421
Accrued unbilled revenues                                          2,633      3,780
Materials and supplies, at average cost                            2,976      2,109
Gas in storage, at last-in, first-out cost                        10,003      9,627
Gas costs recoverable through rate adjustments                     1,836      2,500
Prepayments                                                          246        371
Total Current Assets                                              24,705     27,720
Other Assets:
Regulatory assets (see Note 1H)                                    8,524     15,322
Deferred charges                                                   2,770      3,270
Total Other Assets                                                11,294     18,592
Total Properties and Other Assets                               $230,694  $ 237,500


Capitalization and Liabilities
Capitalization (see Consolidated Capitalization Statements)     $157,273  $ 156,044
Current Liabilities:
Interim loans                                                      2,110      1,925
Accounts payable                                                  18,884     26,929
Dividends payable on common stock                                  5,511      3,372
Customer gas service and credit deposits                           5,634      5,269
Accrued taxes                                                      1,952      2,297
Gas sales revenue refundable through rate adjustments                411      3,188
Accrued interest                                                   2,037      2,038
Total Current Liabilities                                         36,539     45,018
Deferred Credits and Other Liabilities:
Deferred income taxes-primarily accelerated depreciation(Note7C)  20,416     19,688
Investment tax credits being amortized over
   the average lives of related property                           3,592      3,743
Other                                                             12,874     13,007
Total Deferred Credits and Other Liabilities                      36,882     36,438
Total Capitalization and Liabilities                           $ 230,694  $ 237,500

The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED CAPITALIZATION STATEMENTS

                                             North Shore Gas Company
At September 30,                                1997       1996
                                       (Thousands, except number of shares)
Common Stockholder's Equity:
Common stock, without par value -
   Authorized 5,000,000 shares
   Outstanding 3,625,887 shares                   $ 24,757 $  24,757
Retained earnings (see Consolidated Statements
   of Retained Earnings)                            67,912    66,623
Total Common Stockholder's Equity                   92,669    91,380

Long-Term Debt:
Exclusive of sinking fund payments and maturities
   due within one year
   First and Refunding Mortgage Bonds -
      8% Series J, due November 1, 2020             24,699    24,734
      6-3/8% Series K, due October 1, 2022          24,905    24,930
      6.37% Series L, due May 1, 2003               15,000    15,000
Total Long-Term Debt                                64,604    64,664
Total Capitalization                             $ 157,273 $ 156,044

The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     North Shore Gas Company
For fiscal years ended September 30,                1997         1996      1995
                                                                   (Thousands)

Operating Activities:
Net Income                                        $ 14,814  $ 16,347  $  9,048
Adjustments to reconcile net income to net cash:
  Depreciation                                       7,863     7,629     7,238
  Deferred income taxes and investment tax credit      126      (425)    3,339
  Change in deferred credits and other liabilities     319     1,168    (1,146)
  Change in other assets                             7,298    (5,965)      573
  Other                                                  -        11         8
  Change in current assets and liabilities:
    Receivables - net                                2,277    (3,776)      131
    Accrued unbilled revenues                        1,147    (1,064)     (355)
    Materials and supplies                            (867)       89      (247)
    Gas in storage                                    (376)    8,769     9,025
    Gas costs recoverable                              664     1,573    (1,671)
    Payables                                        (8,045)   12,640       351
    Customer gas service and credit deposits           365      (295)     (313)
    Accrued taxes                                     (345)    1,028      (846)
    Gas sales revenue refundable                    (2,778)   (7,756)    1,168
    Accrued interest                                     -       266      (966)
    Prepayments                                        125       (24)       30

  Net Cash Provided by Operating Activities         22,587    30,215    25,367

Investing Activities:
Capital expenditures - construction                (12,003)  (13,286)  (14,901)
Other assets                                           632       482       480
  Net Cash Used in Investing Activities            (11,371)  (12,804)  (14,421)

Financing Activities:
Interim loans - net                                    185     1,925         -
Retirement of long-term debt                           (60)  (12,060)   (4,201)
Dividends paid on common stock                     (11,386)   (9,971)   (6,164)

Net Cash Used in Financing Activities              (11,261)  (20,106)  (10,365)

Net Increase (Decrease) in Cash and Cash Equivalents   (45)   (2,695)      581
Cash and Cash Equivalents at Beginning of Year         389     3,084     2,503

Cash and Cash Equivalents at End of Year            $  344   $   389   $ 3,084

The Notes to Consolidated Financial Statements are an integral part of these statements.


                     North Shore Gas Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A     Principles of Consolidation

  All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Certain items previously reported for years prior to 1997 have been reclassified to conform with the current-year presentation.

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

1C     Concentration of Credit Risk

  The Company provides natural gas service to about 140,000 customers within approximately 275 square miles in Northeastern
Illinois. Credit risk for the Company is spread over a diversified base of residential, commercial, and industrial retail sales and transportation customers.

  The Company encourages customers to participate in its long-standing budget payment program that allows the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, when appropriate, to minimize uncollectible write-offs.

1D     Revenue Recognition

  Gas sales revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

1E     Property, Plant and Equipment

  Property, plant and equipment is stated at original cost and includes appropriate amounts of capitalized labor costs, payroll taxes, employee benefit costs, administrative costs, and an allowance for funds used during construction.

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

   The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:

For fiscal years ended      1997     1996     1995
September 30,

Provision for depreciation  3.1%      3.1%     3.1%


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

   The following regulatory assets were reflected in Other Assets in the Consolidated Balance Sheets at September 30, 1997 and
1996:

                                                         1997     1996
                                                          (Thousands)
Environmental costs, net of recoveries (see Note 3A) $ 6,899 $ 7,166 Transition costs from pipeline supplier (see Note 2B) 1,422 7,746
Rate case expenses                                         82       158
Discount, premium, expenses, and loss on reacquired bonds 113       236
Other                                                       8        16
Total regulatory assets                               $ 8,524  $ 15,322


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

   Each company within the consolidated group nets its income tax related regulatory assets and liabilities. At September 30, 1997 and 1996, net regulatory income tax liabilities recorded in Other
Liabilities amounted to $5.2 million and $5.5 million, respectively.

   Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

   The preceding deferred-tax and tax-credit accounting conforms with regulations of the Commission.

1J     Gas in Storage

   Storage injections are priced at the fiscal-year average of costs of supply. Withdrawals from storage are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory, at September 30, 1997 and 1996, exceeded the LIFO cost by approximately $16 million and $13 million, respectively.

1K     Statement of Cash Flows

   For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

   Income taxes and interest paid (excluding capitalized interest) were as follows:

For fiscal years ended     1997    1996    1995
September 30,
                                 (Thousands)

Income taxes paid         $9,053  $9,435  $  839
Interest paid              4,889   5,119   6,354

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

   For each gas utility, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1996 through 1997 are currently pending before the Commission.

   Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The Company is currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 2A and 2B.)

1M     Recovery of Costs of Environmental Activities Relating to
Former Manufactured Gas Operations

   The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. For each utility with such a rate mechanism, the Commission conducts annual proceedings regarding the reconciliation of revenues from the rate mechanism and related costs. In such proceedings, costs recovered by a utility through the rate mechanism are subject to challenge.
Such proceedings, regarding the Company for fiscal years 1994 through 1996 are currently pending before the Commission. (See
Note 3A.)



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

2B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. Under a Stipulation and Agreement (Agreement) filed by Natural Gas Pipeline Company of America (Natural) and approved by FERC, Natural's charges to the Company for GSR transition costs are subject to a cap of approximately $25 million. At September 30, 1997, the Company had made payments of $23.6 million and had accrued an additional $1.4 million toward the cap.

   The 636 Orders are not expected to have a material effect on financial position or results of operations of the Company. (See
Notes 1L and 2A.)


3.  ENVIRONMENTAL MATTERS

3A Former Manufactured Gas Plant Operations

   The Company, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials. One of the Manufactured Gas Sites is discussed in more detail below. The Company, under the supervision of the IEPA, is conducting investigations of two additional Manufactured Gas Sites. These investigations may require the Company to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.

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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 1997, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $6.9 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with its Manufactured Gas Sites in Waukegan. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at September 30, 1997 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At September 30, 1997, it had recovered $6.6 million of such costs through rates.

3B Former Mineral Processing Site in Denver, Colorado

   In February 1994, the Company received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification, and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that the Company is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation at the site.

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

3C Gasoline Release in Wheeling, Illinois

   In June 1995, the Company received a letter from the IEPA informing the Company that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming the Company and four other parties as defendants. The complaint alleges that the violations are the result of a gasoline release that occurred in Wheeling, Illinois in June 1992, when a contractor who was installing a pipeline for the Company accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. The Company is contesting this suit. Management does not believe the outcome of this suit will have a material adverse effect on financial position or results of operations of the Company.


4.  COVENANTS REGARDING RETAINED EARNINGS

   The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1997, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $67.9 million.


5.  EXPIRATION OF GAS STORAGE CONTRACTS

   The Company had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the Company realized a gain of approximately $3.7 million ($2.2 million after income taxes) during fiscal 1996.


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

   Net pension cost for all plans for fiscal 1997, 1996, and 1995 included the following components:


                                                1997     1996     1995
                                                     (Millions)

Service cost - benefits earned during year       0.8      1.0      1.0
Interest cost on projected benefit obligations   1.9      2.0      2.0
Actual return on plan assets (gain)             (6.0)    (3.9)    (4.5)
Net amortization and deferral                    3.7      1.7      2.3
Settlement accounting                           (0.3)     0.1        -
Net pension cost                                 0.1      0.9      0.8



   In 1997 and 1996 the Company recognized a net gain of $300,000 and a net loss of $100,000, respectively, from the settlement of portions of pension plan obligations.

   The calculation of pension cost assumed a long-term rate of return on assets of 9.0 per cent for 1997, 8.5 per cent for 1996 and 7.5 per cent for 1995. The settlement accounting cost for 1997 and 1996 was determined using a discount rate of 7.5 per cent and assumed future compensation increases of 4.5 per cent per year.

   The following table shows the estimated funded status of the Company's pension plans at September 30, 1997 and 1996:


                                                 1997     1996
                                                 (Millions)

Plan assets at market value                             31.3     30.1
Actuarial present value of plan benefits:
  Vested                                                18.2     18.6
  Non-vested                                             2.7      2.3
Accumulated benefit obligation                          20.9     20.9
Effect of projected future compensation increases        5.8      5.3
Projected benefit obligation                            26.7     26.2
Excess of plan assets over projected benefit obligation  4.6      3.9
Less:
  Unrecognized transition asset                          0.3      0.4
  Unrecognized prior service cost                       (0.2)    (0.1)
  Unrecognized net gain                                  5.4      4.5
Recognition of non-qualified plan
  contributions 7-1-97 to 9-30-97                       (0.1)       -
Accrued pension liability                               (1.0)    (0.9)


   The projected benefit obligation and plan assets at September 30, 1997 and 1996, are based on a July 1 measurement date using a discount rate of 7.5 per cent and assumed future compensation increases of 4.5 per cent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

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

   Net postretirement benefit cost for all plans for fiscal 1997, 1996, and 1995 included the following components:


                                               1997     1996     1995
                                                  (Millions)

Service cost - benefits earned during year     0.3      0.3      0.2
Interest cost on projected benefit obligation  0.7      0.7      0.7
Actual return on plan assets (gain)           (0.5)    (0.2)    (0.1)
Amortization of transition obligation          0.4      0.4      0.4
Net amortization and deferral                  0.3      0.1      0.1
Net postretirement benefit cost                1.2      1.3      1.3


   The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 9.0 per cent for 1997 and
7.5 per cent for 1996 through 1995.

   Of the above total postretirement costs recognized for fiscal years 1997, 1996, and 1995, $600,000, $600,000, and $700,000,
respectively, were funded through trust funds for future benefit payments.

   The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1997 and 1996:



                                                      1997     1996
                                                       (Millions)

Plan assets at market value                            2.8      1.9
Accumulated postretirement benefit obligation (APBO):
  Retirees                                             6.5      5.8
  Fully eligible active plan participants              0.8      1.5
  Other active plan participants                       2.7      2.6
Total APBO                                            10.0      9.9
Deficiency of plan assets over the APBO               (7.2)    (8.0)
Less:
  Unrecognized transition obligation                  (6.8)    (7.3)
  Unrecognized net gain                                0.4      0.1
Contributions: July 1 to September 30                  0.8      0.8
Accrued postretirement benefit asset (liability)         -        -


   The total APBO and plan assets at September 30, 1997 and 1996, are based on a July 1 measurement date using a discount rate of
7.5 per cent and assumed future compensation increases of 4.5 per cent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

   For measurement purposes, a health care cost trend rate of 7.9 per cent was assumed for fiscal 1998, and that rate thereafter will decline gradually to 4.75 per cent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1997, by $800,000 and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $100,000 annually.

7.  TAX MATTERS

7A  Provision for Income Taxes

  Total income tax expense as shown on the Consolidated Statements of Income is composed of the following:


For fiscal years ended September 30,  1997      1996       1995
                                             (Thousands)
Current:
  Federal                           $ 7,519   $  8,715   $ 1,337
  State                               1,584      1,864       183
  Total current income taxes          9,103     10,579     1,520
Deferred:
  Federal                               162       (278)    2,797
  State                                 111         11       688
  Total deferred income taxes           273       (267)    3,485
Investment tax credits - net:
  Federal                              (189)      (189)     (191)
  State                                  42         31        45
  Total investment tax credits - net   (147)      (158)     (146)
Total provision for income taxes    $ 9,229   $ 10,154   $ 4,859


7B Tax Rate Reconciliation

   The following is a reconciliation between the computed federal income tax expense (tax rate of 35 per cent times pre-tax book income) and the total provision for federal income tax expenses:


For fiscal years ended September 30, 1997           1996            1995
                                      Per Cent         Per Cent        Per Cent
                                        of               of              of
                              Amount  Pre-tax  Amount  Pre-tax Amount  Pre-tax
                             (000's)   Income  (000's) Income  (000's) Income
Computed federal income
  tax expense                 $7,807   35.00  $8,608   35.00  $4,547   35.00
Amortization of deferrred taxes (155)  (0.70)   (182)  (0.74)   (256)  (1.97)
Other, net                      (160)  (0.73)   (178)  (0.74)   (348)  (2.68)
Total provision for federal
  income taxes                $7,492   33.57  $8,248   33.52  $3,943   30.35


7C Deferred Income Taxes

   Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):


At September 30,                               1997       1996
                                               (Thousands)

Deferred tax liabilities:
  Property - accelerated depreciation and
     other property related items              $ 23,910   $ 22,225
  Other                                             995      2,453
  Total deferred income tax liabilities          24,905     24,678
Deferred tax assets:
  Net regulatory liabilities -
     income tax amounts                          (2,062)    (2,173)
  Unamortized investment credits                 (1,427)    (1,485)
  Other                                          (1,000)    (1,332)
  Total deferred income tax assets               (4,489)    (4,990)
Net deferred income tax liabilities            $ 20,416   $ 19,688


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


9.  OTHER INCOME AND DEDUCTIONS - MISCELLANEOUS



For fiscal years ended September 30,                   1997     1996   1995
                                                           (Thousands)

Amortization of loss on reacquired long-term debt      $(125) $   (93) $(24)
Interest on amounts recoverable from customers            42      224    20
Gain on expiration of gas storage contracts (see Note 5)   -    3,717     -
Other                                                     33      130    44
Total other income and deductions - miscellaneous      $ (50) $ 3,978  $ 40


10.  CAPITAL COMMITMENTS

   Total contract and purchase order commitments of the Company at September 30, 1997, amounted to approximately $900,000.


11.  SHORT-TERM BORROWINGS AND CREDIT LINES



At September 30,                       1997         1996
                                         (Thousands)
Bank Loans
Peoples Gas
  8.50% due March 27, 1998         $     700    $       -
  8.25% due February 11, 1997              -          700
Commercial Paper
North Shore Gas
  due October 1, 1997              $   2,110    $       -
  due October 1, 1996                      -        1,925
Letters of Credit
  Peoples Gas                      $     100    $       -
Available lines of credit
  Unused bank lines                $ 126,490    $ 126,775



   Short-term cash needs of the Company and Peoples Gas are met through intercompany loans from Peoples Energy, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans and commercial paper issuances cannot at any time exceed total bank credit then in effect.

   At September 30, 1997 and 1996, Peoples Gas and the Company had combined lines of credit totaling $129.4 million. Of these amounts, the Company could borrow up to $30 million. Agreements covering
$92 million of the total at September 30, 1997 will expire on August 30, 1998; the agreement covering the remaining $37.4 million will expire on January 31, 1999. Such lines of credit cover projected short-term credit needs of Peoples Gas and the Company and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. Payment for the lines of credit is by fee.


12.  LONG-TERM DEBT

12A   Bonds Redeemed

   On February 1, 1996, the Company redeemed $8 million aggregate principal amount of its Series I First Mortgage Bonds using the proceeds of a short-term bank loan as well as other monies of the Company.

12B  Sinking Fund Requirements and Maturities

   At September 30, 1997, there were no long-term debt sinking fund requirements and maturities for the next five years.

12C  Fair Value of Financial Instruments

   At September 30, 1997, the carrying amount of the Company's long-term debt of $64.6 million had an estimated fair value of $67.6 million. At September 30, 1996, the carrying amount of the Company's long-term debt of $64.7 million had an estimated fair value of $67.4 million. The estimated fair value of the Company's long-term debt is based on quoted market prices or yields for issues with similar terms and remaining maturities. Since the Company is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's shareholder. The carrying amount of all other financial instruments approximates fair value.

13.  QUARTERLY FINANCIAL DATA (Unaudited)

   The first quarter of fiscal 1997 included a full quarter's impact of the Commission-approved rate order. (See Note 2A of the Notes to Consolidated Financial Statements.) All four quarters reflected the decrease in gas deliveries due primarily to warmer weather and conservation. However, this was offset in all four quarters by reduced pension expense. The last three quarters of fiscal 1996 reflected the gain from the expiration of gas storage contracts. (See Note 5 of the Notes to Consolidated Financial Statements.)

                                          Net Income
                  Operating   Operating  Applicable to
Fiscal Quarters    Revenues    Income     Common Stock
(Thousands)

1997
  Fourth           $ 14,597   $  (848)  $   (1,975)
  Third              25,648     3,615        2,490
  Second             77,581     9,855        8,600
  First              51,049     7,046        5,699

1996
  Fourth           $ 18,099   $  (225)  $     (895)
  Third              32,584     2,988        2,761
  Second             69,967     9,901        9,300
  First              43,159     6,782        5,181



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS

                                                       Company
 Name, Principal Occupation,              Age at     Directorship
   and Other Directorships               11-30-97       Since

Kenneth S. Balaskovits                      55          1993
  Vice President and Controller
  of the Company, Peoples Energy,
  and Peoples Gas; Director of Peoples Gas.

J. Bruce Hasch                              59          1986
  President and Chief Operating Officer of the Company, Peoples Energy, and Peoples Gas;
  Director of Peoples Energy and Peoples Gas.

James Hinchliff                             57          1985
  Senior Vice President and General Counsel of the Company, Peoples Energy, and Peoples Gas; Director of Peoples Gas.

Thomas M. Patrick                           51          1996
  Executive Vice President of the Company,
  Peoples Energy, and Peoples Gas; Director of
  Peoples Gas.

Richard E. Terry                            60          1982
  Chairman of the Board and Chief Executive
  Officer of the Company, Peoples Energy, and
  Peoples Gas; Director of Peoples Energy
  and Peoples Gas.  Mr. Terry is also a
  director of Harris Bankcorp, Inc., Harris Trust and Savings Bank, Bankmont Financial Corp., and Amsted Industries.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
(Continued)

IDENTIFICATION OF EXECUTIVE OFFICERS

                                 Position at         Age at    Position
    Name                      November 30, 1997     11-30-97  Held Since

Kenneth S. BalaskovitsVice   President and Controller    55    1993

Emmet P. Cassidy             Secretary and Treasurer     64    1989

Katherine A. Donofrio               Vice President       40    1997

Willard S. Evans, Jr.               Vice President       42    1997

Donald M. Field                     Vice President       48    1996

Joan T. Gagen                       Vice President       46    1994

J. Bruce Hasch            President and Chief Operating  59    1990
                                    Officer

James Hinchliff             Senior Vice President and    57    1989
                                 General Counsel

John C. Ibach                    Vice President          50    1992

James M. Luebbers                Vice President          51    1997

William E. Morrow                Vice President          41    1996

Thomas M. Patrick           Executive Vice President     51    1996

Desiree Rogers                   Vice President          38    1997

Richard E. Terry          Chairman of the Board and      60    1990
                            Chief Executive Officer


   Directors and executive officers of the Company were elected to serve for a term of one year or until their successors are duly elected and qualified, except for Ms. Donofrio, Messrs. Evans, Luebbers, Morrow, and Ms. Rogers, who were appointed.

   There are no family relationships among directors and executive officers of the Company.

   All of the directors and executive officers of the Company have been continuously employed by the Company and/or its affiliates in various capacities for at least five years with the exception of Ms. Rogers.

ITEM 11.  EXECUTIVE COMPENSATION

   The following tables set forth information concerning annual and long-term compensation and grants of stock options, stock appreciation rights
(SARs) and restricted stock awards under Peoples Energy's Long-Term Incentive Compensation Plan. Cash compensation for executive officers, is paid by Peoples Gas with appropriate amounts billed to the Company for the time such officers serve the Company. All compensation was paid by the Company and its affiliates (Peoples Energy and Peoples Gas) for services in all capacities during the three fiscal years set forth below, to (1) the Chief Executive Officer and (2) the most highly compensated executive officer of the Company other than the Chief Executive Officer. No executive officer's cash compensation paid by the Company for service to the Company exceeded $100,000.


                       SUMMARY COMPENSATION TABLE

                                                    Long Term Compensation
                      Annual Compensation                  Awards
                                              Restricted Stock                All Other
Name and                                       Award(s)(1)(2)  Options/SARs  Compensation
Principal Position   Year  Salary($) Bonus($)      ($)           (#)           (3)($)
Richard E. Terry     1997  548,500   237,900     152,663        17,800         16,455
Chairman and Cheif   1996  473,500   191,600     145,722        21,200         14,205
Executive Officer    1995  455,300   137,200     137,119        21,400         12,354


(1) The total number of restricted shares held by Mr. Terry and the aggregate market value of such shares at September 30, 1997, was 14,020 shares valued at $528,378.75. Dividends are paid on the restricted shares at the same time and at the same rate as dividends paid to all shareholders of common stock. Aggregate market value is based on a per share price of $37.6875, the closing price of Peoples Energy's stock on the New York Stock Exchange composite transactions on September 30, 1997.

(2) Restricted stock awards granted to date vest in equal annual increments over a five year period. If a recipient's employment with the Company terminates, other than by reason of death, disability or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. In addition, the Compensation-Nominating Committee (and with respect to the CEO, the Compensation-Nominating Committee, subject to the approval of the non-employee directors) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the Long-Term Incentive Compensation Plan. Total restricted stock awarded to Mr. Terry for 1995 constitutes 5,325 shares, of which 1,065 shares vested in 1996; 1,065 shares vested in 1997; 1,065 shares will vest in 1998; 1,065 shares will vest in 1999; and the remaining 1,065 shares will vest in 2000. Total restricted stock awarded to Mr. Terry for 1996 constitutes 5,275 shares, of which 1,055 shares vested in 1997; 1,055 shares will vest in 1998; 1,055 shares will vest in 1999; 1,055 shares will vest in 2000; and the remaining 1,055 shares will vest in 2001. Total restricted stock awarded to Mr. Terry for 1997 constitutes 4,425 shares, of which 885 shares will vest in 1998; 885 shares will vest in 1999; 885 shares will vest in 2000; 885 shares will vest in 2001; and the remaining 885 shares will vest in 2002.


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


                  OPTIONS/SAR GRANTS IN FISCAL  1997

                                        Individual Grants
                            % of Total Options/
              Options/SARs    SARs Granted to    Exercise or               Grant Date
                Granted     Employees in Fiscal   Base Price   Expiration  Present Value
      Name      (#) (1)          Year (2)          ($/Sh)        Date        ($)(3)
                                                                              <c
Richard E. Terry  17,800           10.1%           $34.19       02-Oct-06     $51,620
Chairman and Cheif
Executive Officer


(1)The grant of an Option enables the recipient to purchase Peoples Energy common stock at a purchase price equal to the fair market value of the shares on the date the Option is granted. The grant of an SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Peoples Energy common stock on the date the SAR is exercised over the fair market value of such common stock on the date the SAR was granted. Options or SARs that expire unexercised become available for future grants. Before an Option or SAR may be exercised, the recipient must complete 12 months of continuous employment subsequent to the grant of the Option or SAR. Options and SARs may be exercised within 10 years from the date of grant, subject to earlier termination in case of death, retirement, or termination of employment.

(2)Based on 88,200 Options and 88,200 SARs granted to all employees under Peoples Energy's Long-Term Incentive Compensation Plan during fiscal 1997.

(3)Present value is determined using a variation of the Black-Scholes Option-Pricing Model. The model assumes: a) that Options and SARs are exercised two years after the date of grant-the averagee time Options and SARs were held by recipients under Peoples Energy Long-Term Incentive Compensation Plan over the past ten years; b) use of an interest rate equal to the interest rate on a U.S. Treasury security with a maturity date corresponding to the assumed exercise date; c) a level of volatility calculated using weekly stock prices for the two years prior to the date of grant; d) an expected dividend yield; and e) that no adjustments were made for non-transferability or risk of forfeiture. This is a theoretical value for the Options and SARs. The amount realized from an Option or SAR ultimately depends upon the excess of the market value of Peoples Energy's stock over the exercise price on the date the option or SAR is exercised.


ITEM 11.  EXECUTIVE COMPENSATION (Continued)



                                   AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1997
                                     AND FISCAL YEAR-END OPTION/SAR VALUES
                                                 Number of                 Value of
              Shares                            Unexercised              Unexercised
             Acquired                          Options/SARs at            In-the-Money
                on                                Fiscal                Options/SARs
             (Option/SAR)     Value             Year-End (#)           at Fiscal Year-End($)
   Name     Exercise(#)(1)  Realized($) Exercisable  Unexercisable  Exercisable  Unexercisable


Richard E. Terry 21,200     $178,875        29,000      17,800         $204,790     $62,300
Chairman and Chief
Executive Officer



(1)Includes cash-only SARs exercised by the named executive officer in the following amount: Mr. Terry, 10,600.

                          PENSION PLAN TABLE

                           Years of Service
Average Annual
Compensation     20        25       30       35        40

$150,000    $  54,682 $  68,352 $  82,022 $  91,397  $100,772
 200,000       74,682    93,352   112,022   124,522   137,022
 250,000       94,682   118,352   142,022   157,647   173,272
 300,000      114,682   143,352   172,022   190,772   209,522
 350,000      134,682   168,352   202,022   223,897   245,772
 400,000      154,682   193,352   232,022   257,022   282,022
 450,000      174,682   218,352   262,022   290,147   318,272
 500,000      194,682   243,352   292,022   323,272   354,522
 550,000      214,682   268,352   322,022   356,397   390,772
 600,000      234,682   293,352   352,022   389,522   427,022
 650,000      254,682   318,352   382,022   422,647   463,272
 700,000      274,682   343,352   412,022   455,772   499,522
 750,000      294,682   368,352   442,022   488,897   535,772

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

ITEM 11.  EXECUTIVE COMPENSATION (Continued)

   At September 30, 1997, the credited years of retirement benefit service for the individuals listed in the Summary Compensation Table are as follows: Mr. Terry, 33 years. The benefits shown in the foregoing table are subject to maximum limitations under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Should these benefits at the time of retirement exceed the then-permissible limits of the applicable Act, the excess would be paid by the Company as supplemental pensions pursuant to Peoples Energy's Supplemental Retirement Benefit Plan. The benefits shown give effect to these supplemental pension benefits.


                      SEVERANCE AGREEMENTS


   Peoples Energy has entered into separate severance agreements with certain key executives including each of the executives named in the Summary Compensation Table. The intent of the severance agreements is to assure the continuity of the administration and operations of Peoples Energy and its subsidiaries, including the Company in the event of a Change in Control of the Company (as described below). The severance agreements were developed in accordance with the advice of outside consultants.

   The term of each severance agreement is for the longer of 36 months after the date in which a Change in Control of Peoples Energy occurs or 24 months after the completion of the transaction approved by shareholders described in (iii) below of the description of a Change in Control. A Change in Control is defined as occurring when (i) Peoples Energy receives a report on
Schedule 13D filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, disclosing that any person, group, corporation, or other entity is the beneficial owner, directly or indirectly, of 20% or more of the common stock of Peoples Energy; (ii) any person, group, corporation, or other entity (except Peoples Energy or a wholly-owned subsidiary), after purchasing common stock of Peoples Energy in a tender offer or exchange offer, becomes the beneficial owner, directly or indirectly, of 20% or more of such common stock; (iii) the shareholders of Peoples Energy approve (a) any consolidation or merger of Peoples Energy in which Peoples Energy is not the continuing or surviving corporation, other than a consolidation or merger in which holders of Peoples Energy's common stock prior to the consolidation or merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger as immediately before; (b) any consolidation or merger in which Peoples Energy is the continuing or surviving corporation, but in which the common shareholders of Peoples Energy immediately prior to the consolidation or merger do not hold at least 90% of the outstanding common stock on Peoples Energy; (c) any sale, lease, exchange or other transfer of all or substantially all of the assets of Peoples Energy, except where Peoples Energy owns all of the outstanding stock of the transferee entity or Peoples Energy's common shareholders immediately prior to such transaction own at least 90% of the transferee entity or group of transferee entities immediately after such transaction; or (d) any consolidation or merger of Peoples Energy where, after the consolidation or merger, one entity or group of entities owns 100% of the shares of Peoples Energy, except where Peoples Energy's common shareholders immediately prior to such merger or consolation own at least 90% of the outstanding stock of such entity or group of entities immediately after such consolidation or merger; or (iv) a change in the majority of the members of Peoples Energy's Board of Directors within a 24-month period, unless approved by two-thirds of the directors then still in office who were in office at the beginning of the 24-month period.

   Each severance agreement provides for payment of severance benefits to the executive in the event that, during the term of the severance agreement, (i) the executive's employment is terminated by Peoples Energy or the Company, except for "cause" as defined therein; or (ii) the executive's employment is terminated due to a constructive discharge, which includes (a) a material change in the executive's responsibilities, which change would cause the executive's position with Peoples Energy or the Company to become of less dignity, responsibility, prestige or scope; (b) reduction, which is more than de minimis, in total compensation; (c) assignment without the executive's consent to a location more than 50 miles from the current place of employment; or (d) liquidation, dissolution, consolidation, merger, or sale of all or substantially all of the assets of Peoples Energy or the Company, unless the successor corporation has a net worth at least equal to that of Peoples Energy or the Company, as applicable, and expressly assumes the obligations of Peoples Energy under the executive's severance agreement.

   The principal severance benefits payable under each severance agreement consist of the following: (i) the executive's base salary and accrued benefits through the date of termination, including a pro rata portion of awards under Peoples Energy's Short-Term Incentive Compensation (STIC) Plan; (ii) three times the sum of the individual's base salary, the average of the STIC Plan awards for the prior three years and the value of the Long-Term Incentive Compensation (LTIC) Plan awards in the prior calendar year; and (iii) the present value of the executive's accrued benefits under the Peoples Energy's Supplemental Retirement Benefits Plan (SRBP) that would be payable upon retirement at normal retirement age, computed as if the executive had completed three years of additional service. In addition, the executive will be entitled to continuation of life insurance and medical benefits for the longer of (a) a period of three years after termination or (b) a period commencing after termination and ending when the executive may receive pension benefits without actuarial reduction, provided that Peoples Energy's obligation for such benefits under the severance agreement shall cease upon the executive's employment with another employer that provides life insurance and medical benefits. Each severance agreement also provides that the executive's Options and SARs shall become exercisable upon a Change in Control and that all Options and SARs shall remain exercisable for the shorter of (a) three years after termination or (b) the term of such Options and SARs. Any restricted stock previously awarded to the executive under the LTIC Plan would vest upon a Change in Control if such vesting does not occur due to a Change in Control under the terms of the LTIC Plan. Peoples Energy is also obligated under each severance agreement to pay an additional amount to the executive sufficient on an after-tax basis to satisfy any excise tax liability imposed by Section 4999 of the Internal Revenue Code of 1986, as amended. The benefits received by the executive under each agreement are in lieu of benefits under Peoples Energy's termination allowance plan and the executive's benefits under the SRBP. Each executive would be required to waive certain claims prior to receiving any severance benefits.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   At November 30, 1997, voting securities of the Company were beneficially owned as follows:

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

   Shares of common stock, without par value, of Peoples Energy beneficially owned directly or indirectly by all directors and certain executive officers of the Company and all directors and executive officers of the Company as a group at November 30, 1997, are as follows:

                                         Shares of Peoples Energy
                                        Common Stock Beneficially
   Name                               Owned at November 30, 1997 (1)

   Kenneth S. Balaskovits*                 12,238 (2)(3)
   J. Bruce Hasch*                         46,656 (2)(3)
   James Hinchliff*                        31,005 (2)(3)
   Thomas M. Patrick*                      19,554 (2)(3)
   Richard E. Terry*                       76,717 (2)(3)

   All directors and officers of the Company
       as a group, including those named above
       (22 in number)                     317,357 (1)(2)(3)

                   * Director of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT (Continued)

(1) The total of 317,357 shares held by all directors and executive officers as a group is less than one per cent of Peoples Energy's outstanding common stock. Unless otherwise indicated, each individual has sole voting and investment power with respect to the shares of common stock attributed to him in the table.

(2) Includes shares that the following have a right to acquire within 60 days following November 30, 1997, through the exercise of stock options granted under the Long-Term Incentive Compensation Plan of Peoples Energy: Messrs. Balaskovits, 2,600; Hasch, 9,600; Hinchliff, 6,300; Patrick 8,300; Terry, 23,400; and all executive officers of the Company, as a group, 78,700.

(3) Includes shares of restricted stock awarded under the Long-Term Incentive Compensation Plan of Peoples Energy, the restrictions on which had not lapsed at November 30, 1997, as follows: Messrs. Balaskovits, 3,583; Hasch, 8,025; Hinchliff, 4,925; Patrick, 4,125; Terry, 14,685; and all executive officers as a group, 41,620. Owners of shares of restricted stock have the right to vote such shares and to receive dividends thereon, but have no investment power with respect to such shares until the restrictions thereon lapse.


CHANGES IN CONTROL

   None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.



                               PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K


(a)    1. Financial Statements:                     Page

       See Part II, Item 8.                          15

   2.  Financial Statement Schedule:

       Schedule
        Number

         VIII   Valuation and Qualifying Accounts    43

   3.  Exhibits:

       See Exhibit Index on page 44.

(b) Reports on Form 8-K filed during the final quarter of fiscal year 1997:

            None

                                                              Schedule VIII



                     North Shore Gas Company and Subsidiary Companies

                            VALUATION AND QUALIFYING ACCOUNTS

                                        (Thousands)


               Column A                Column B     Column C        Column D          Column E
                                                   Additions       Deductions
                                                    Charged      Charges for the
                                       Balance      to costs   Purpose for which the   Balance
                                      at beginning     and     reserves of deferred   at end of
             Description              of period      expenses  credits were created    period

 Fiscal Year Ended September 30, 1997

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                $ 932         $839          $  873              $898

 Fiscal Year Ended September 30, 1996

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                $ 698         $801          $  567              $932

 Fiscal Year Ended September 30, 1995

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                $ 889         $677          $  868              $698






                           SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NORTH SHORE GAS
COMPANY
Date:  December 22, 1997                    By:    /s/ RICHARD E. TERRY
Richard E. Terry
                                        Chairman of the Board and Chief
                                              Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 1997.


 /s/   RICHARD E. TERRY          Chairman of the Board and Chief Executive
       Richard E. Terry             Officer and Director
                                 (Principal Executive Officer)


 /s/   KENNETH S. BALASKOVITS    Vice President and Controller and Director
       Kenneth S. Balaskovits    (Principal Financial and Accounting Officer)


 /s/   J. BRUCE HASCH                       Director
       J. Bruce Hasch


 /s/   JAMES HINCHLIFF                      Director
       James Hinchliff


 /s/   THOMAS M. PATRICK                    Director
       Thomas M. Patrick




        North Shore Gas Company and Subsidiary Companies

                          EXHIBIT INDEX

(a)    The exhibits listed below are filed herewith and made a part hereof:

   Exhibit
   Number                   Description of Document

   3(a)     Amendment to the By-Laws of the Registrant, dated
            August 31, 1997.

   3(b)     By-Laws of the Registrant, as amended, dated
            August 31, 1997.

  10(a)     Firm Transportation Service Agreement under Rate
            Schedule FT-A or FT-G between North Shore and
            Midwestern Gas Transmission Company, dated May 1,
            1997.

  10(b)     Firm Transportation Service Agreement under Rate
            Schedule FT-A between North Shore and Tennessee Gas
            Pipeline Company, dated May 1, 1997.

 10(c)      Firm Transportation Service Agreement under Rate
            Schedule FT-A or FT-GS between North Shore and
            Midwestern Gas Transmission Company, dated November
            1, 1997.

 10(d)      Firm Transportation Service Agreement under Rate
            Schedule FT-A between North Shore and Tennessee Gas
            Pipeline Company, dated November 1, 1997.

 10(e)      Firm Transportation Service Agreement under Rate
            Schedule FT-A or FT-GS between North Shore and
            Midwestern Gas Transmission Company, dated April 1,
            1998.

 10(f)      Firm Transportation Service Agreement under Rate
            Schedule FT-A between North Shore and Tennessee Gas
            Pipeline Company, dated April 1, 1998.

  12        Statement re:  Computation of Ratio of Earnings to
            Fixed Charges.

  21        Subsidiaries of the Registrant.

  23 Arthur Andersen LLP consent to incorporation by reference in Registration Statement No. 33-60256

  27        Financial Data Schedule

(b)Exhibits listed below have been filed heretofore with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

 3(c) Articles of Incorporation of the Registrant, as amended on April 24, 1995 (Registrant Form 10-K for the fiscal year ended September 30, 1995,
             Exhibit 3(b)).

               North Shore Gas Company and Subsidiary Companies

                    EXHIBIT INDEX (Continued)


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

 10(g) ETS Service Agreement between the Company and ANR Pipeline Company, dated September 21, 1994. (Registrant Form 10-K for fiscal year ended September 30, 1995,
             Exhibit 10(a)); FSS Service Agreement between the Company and ANR Pipeline Company, dated September
             21, 1994. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(b));
             Transportation Rate Schedule FTS Agreement between the Company and Natural Gas Pipeline Company of
             America, dated September 22, 1995.  (Registrant
             Form 10-K for fiscal year ended September 30, 1995,
             Exhibit 10(c)); Storage Rate Schedule NSS Agreement between the Company and Natural Gas Pipeline
             Company of America, dated October 19, 1995.
             (Registrant Form 10-K for fiscal year ended
             September 30, 1995, Exhibit 10(d)); Transportation
             Rate Schedule FTS Agreement between the Company and Natural Gas Pipeline Company of America, dated
             October 19, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(e));
             Storage Rate Schedule DSS Agreement between the
             Company and Natural Gas Pipeline Company of
             America, dated December 1, 1995.  (Registrant Form
             10-K for fiscal year ended September 30, 1995,
             Exhibit 10(f)); Firm Transportation Service
             Agreement under Rate Schedule FTS-1 between the
             Company and ANR Pipeline Company, dated as of October 25, 1995. (Registrant form 10-K for fiscal year ended September 30, 1996, Exhibit 10(g)).