Form 10-Q
period 1997-12-31
NORTH SHORE GAS CO /IL/
filed 1998-02-11
CIK 110101

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1997

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


24th Floor, 130 East Randolph Drive, Chicago,Illinois 60601-6207
    (Address of principal executive offices)          (Zip Code)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,625,887 shares of Common Stock, without par value, outstanding at January 31, 1998.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          North Shore Gas Company
                       CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                       Three Months Ended    Twelve Months Ended
                                           December 31,          December 31,
                                        1997       1996       1997        1996
                                                     (Thousands of Dollars)
OPERATING REVENUES:
Gas sales                            $ 45,870   $ 46,598   $ 152,352   $ 154,390
Transportation                          4,011      4,222      14,588      16,242
Other                                     218        229         985       1,068
     Total Operating Revenues          50,099     51,049     167,925     171,700

OPERATING EXPENSES:
Gas costs                              28,356     27,948      92,715      92,494
Operation                               5,447      5,739      23,840      26,245
Maintenance                               647        740       2,840       3,212
Depreciation                            2,032      2,043       7,852       7,881
Taxes- Income                           3,295      3,623       8,717       8,823
     - State and local revenue          3,201      3,395      10,601      11,164
     - Other                              502        515       2,120       2,171
     Total Operating Expenses          43,480     44,003     148,685     151,990

OPERATING INCOME                        6,619      7,046      19,240      19,710

OTHER INCOME AND (DEDUCTIONS):
Interest income                            21         18         450         317
Interest on long-term debt             (1,156)    (1,157)     (4,627)     (4,700)
Other interest expense                   (268)      (189)       (520)       (670)
Income taxes                              (13)        (9)       (186)     (1,699)
Miscellaneous - net                         8        (10)        (32)      3,907
     Total Other Income and Deductions (1,408)    (1,347)     (4,915)     (2,845)

NET INCOME APPLICABLE
  TO COMMON STOCK                    $  5,211   $  5,699   $  14,325   $  16,865

The Notes to Consolidated Financial Statements are an integral part of these statements.

                         North Shore Gas Company

                      CONSOLIDATED BALANCE SHEETS

                                        December 31,              December 31,
                                             1997     September 30,    1996
                                         (Unaudited)     1997      (Unaudited)
                                                    (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost   $298,383  $295,631  $286,525
Less - Accumulated depreciation                    102,218   100,957    95,692
Net property, plant and equipment                  196,165   194,674   190,833
Other investments                                       21        21        20
     Total Capital Investments - Net               196,186   194,695   190,853

CURRENT ASSETS:
Cash and cash equivalents                            1,086       344       936
Receivables -
   Customers, net of allowance for uncollectible
       accounts of $729, $898, and $826, respective 14,306     4,960    15,936
   Other                                             1,035     1,707     1,315
Accrued unbilled revenues                           11,216     2,633    10,775
Materials and supplies, at average cost              2,922     2,976     2,360
Gas in storage, at last-in, first-out cost           8,163    10,003     8,659
Gas costs recoverable through rate adjustments       1,084     1,836     7,996
Regulatory assets                                    1,420     2,322     6,537
Prepayments                                            143       246       184
     Total Current Assets                           41,375    27,027    54,698

OTHER ASSETS:
Regulatory assets                                    5,339     6,202     6,306
Deferred charges                                     3,237     2,770     2,644
     Total Other Assets                              8,576     8,972     8,950

Total Properties and Other Assets                 $246,137  $230,694  $254,501


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                North Shore Gas Company

                                 CONSOLIDATED BALANCE SHEETS

                                                      December 31,          December 31,
                                                        1997    September 30,   1996
                                                     (Unaudited)    1997     (Unaudited)
                                                              (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
   Authorized 5,000,000 shares
   Outstanding 3,625,887 shares                          $ 24,757  $ 24,757  $ 24,757
Retained earnings                                          70,005    67,912    69,603
     Total Common Stockholder's Equity                     94,762    92,669    94,360

Long-term debt, exclusive of sinking fund
  payments and maturities due within one year              64,604    64,604    64,639
     Total Capitalization                                 159,366   157,273   158,999

CURRENT LIABILITIES:
Interim loans                                              15,095     2,110    11,735
Accounts payable                                           17,383    18,884    26,732
Dividends payable on common stock                           3,118     5,511     2,720
Customer gas service and credit deposits                    5,483     5,634     5,176
Accrued taxes                                               5,867     1,952     6,598
Gas sales revenue refundable through rate adjustments           -       411     3,434
Accrued interest                                              885     2,037       886
Temporary LIFO liquidation credit                           1,856         -     1,603
     Total Current Liabilities                             49,687    36,539    58,884

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily accelerated depreciation 20,832    20,416    19,800
Investment tax credits being amortized over
  the average lives of related property                     3,557     3,592     3,704
Other                                                      12,695    12,874    13,114
     Total Deferred Credits and Other Liabilities          37,084    36,882    36,618

     Total Capitalization and Liabilities                $246,137  $230,694  $254,501


The Notes to Consolidated Financial Statements are an integral part of these statements.

                              North Shore Gas Company
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                        Three Months Ended
                                                           December 31,
                                                          1997      1996
                                                      (Thousands of Dollars)
Operating Activities:
Net Income                                             $  5,211  $ 5,699
Adjustments to reconcile net income to net cash:
  Depreciation                                            2,032    2,043
  Deferred income taxes and investment tax credits - net    317      (14)
  Change in deferred credits and other liabilities         (115)     195
  Change in other assets                                    396    2,243
  Change in current assets and liabilities:
    Receivables - net                                    (8,674)  (8,306)
    Accrued unbilled revenues                            (8,583)  (6,995)
    Materials and supplies                                   54     (252)
    Gas in storage                                        1,840      967
    Gas costs recoverable                                   752   (5,496)
    Regulatory assets                                       902      862
    Prepayments                                             103      187
    Accounts payable                                     (1,501)    (197)
    Customer gas service and credit deposits               (151)     (92)
    Accrued taxes                                         3,915    4,300
    Gas sales revenue refundable                           (411)     246
    Accrued interest                                     (1,152)  (1,151)
    Temporary LIFO liquidation credit                     1,856    1,603

     Net Cash Provided by (Used in) Operating Activities (3,209)  (4,158)

Investing Activities:
Capital expenditures - construction                      (3,620)  (1,862)
Other assets                                                 97      154

     Net Cash Used in Investing Activities               (3,523)  (1,708)

Financing Activities:
Interim loans - net                                       12,985   9,810
Retirement of long-term debt                                   -     (25)
Dividends paid on common stock                            (5,511) (3,372)

     Net Cash Provided by (Used in) Financing Activities   7,474   6,413

Net Increase (Decrease) in Cash and Cash Equivalents         742     547
Cash and Cash Equivalents at Beginning of Period             344     389

Cash and Cash Equivalents at End of Period               $ 1,086 $   936

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

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current periods.

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

     Income taxes and interest paid (excluding capitalized interest) were as follows:

        For the three months
        ended December 31,      1997      1996
                                    (Thousands)
         Income taxes paid  $       2    $ 1,053
         Interest paid          2,557      2,459

2F Recovery of Gas Costs

   Under the tariffs of the Company, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs).

   For each gas utility, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings costs recovered by a utility through the Gas Charge are subject to challenge. Such a proceeding regarding the Company for fiscal year 1997 is currently pending before the Commission.

3.  ENVIRONMENTAL MATTERS

3A Former Manufactured Gas Plant Sites

   The Company, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the Company might be required to undertake remedial action with respect to some of these materials. One of the Manufactured Gas Sites is discussed in more detail below. The Company, under the supervision of the Illinois Environmental Protection Agency (IEPA), is conducting investigations of two additional Manufactured Gas Sites. These investigations may require the Company to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.

   In 1990, the Company entered into an Administrative Order on Consent (AOC) with the United States Environmental Protection Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a Manufactured Gas Site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS is comprised of an investigation to determine the nature and extent of contamination at the Waukegan Site and a feasibility study to develop and evaluate possible remedial actions. The Company entered into the AOC after being notified by the EPA that the Company, General Motors Corporation (GMC) and Outboard Marine Corporation were each a potentially responsible party (PRP) under Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and/or remedial work that the EPA determines is necessary. Other parties identified as PRPs did not enter into the AOC. Under the terms of the AOC, the Company is responsible for the cost of the RI/FS. The Company believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has agreed to share equally with the Company in funding of the RI/FS cost, without prejudice to GMC's or the Company's right to seek a lesser cost responsibility at a later date.

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 1997, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $6.6 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with its Manufactured Gas Sites in Waukegan. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at December 31, 1997 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At December 31, 1997, it had recovered $6.7 million of such costs through rates.

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

4.  COVENANTS REGARDING RETAINED EARNINGS

   The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1997, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $70.0 million.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock decreased $488,000, to $5.2 million, for the three-months ended December 31, 1997, due primarily to weather that was eight percent warmer. Lower operation and maintenance expenses in the current period partially offset the effect of the warmer weather.

   Net income applicable to common stock decreased $2.5 million, to $14.3 million, for the 12-months ended December 31, 1997, primarily due to the prior period's gain associated with the expiration of certain gas storage contracts and weather that was six and one-half percent warmer than the previous 12-month period. Partially offsetting these effects were reductions in operation and maintenance expenses.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                Three Months Ended     12 Months Ended
                                December 31, 1997     December 31, 1997
                                Increase/(Decrease)  Increase/(Decrease)
                                 from Prior Period     from Prior Period
                                        (Thousands of dollars)
                                     Amount Per Cent  Amount  Per Cent
Net operating revenues (a)           (1,164)  (5.9)   (3,433)   (5.0)
Operation and maintenance expenses     (385)  (5.9)   (2,777)   (9.4)
Depreciation expense                    (11)  (0.5)      (29)   (0.4)
Income taxes                           (328)  (9.1)     (106)   (1.2)
Other income and deductions             (61)   4.5    (2,070)   72.8
Net income applicable to common stock  (488)  (8.6)   (2,540)  (15.1)

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

   Net operating revenues decreased $1.2 million, to $18.5 million, and $3.4 million, to $64.6 million, for the three- and 12-month periods, respectively, due chiefly to warmer weather.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $385,000, to $6.1 million for the current three-month period, due primarily to a reduction in environmental costs recovered through rates ($650,000) and a decrease in pension costs ($145,000). Partially offsetting these effects were increases in other operation and maintenance expenses.

   Operation and maintenance expenses decreased $2.8 million, to $26.7 million, for the current 12-month period due principally to a reduction in environmental costs recovered through rates ($1.7 million), pension costs ($952,000), and reductions in costs associated with liability premiums and claim settlements ($681,000). Increases in other operation and maintenance expenses partially offset the reductions mentioned above.

Depreciation Expense

   Depreciation expense decreased $11,000, to $2.0 million, and $29,000, to $7.9 million, for the current three- and 12-month periods, respectively, due to a decrease in net dismantling charges.

Income Taxes

   Income taxes, exclusive of income taxes in other income and deductions, declined $328,000, to $3.3 million and $106,000, to $8.7 million, for the current three- and 12-month periods, respectively, due principally to lower pre-tax income.

Other Income and Deductions

   Other income and deductions increased $61,000, for the current three-month period, due chiefly to an increase in interest on notes payable.

   Other income and deductions increased $2.1 million, for the current 12-month period, due to the prior period's gain of $2.2 million, net of income taxes, from the expiration of certain natural gas storage contracts.

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

Operating Statistics. The following table represents gas distribution margin components:

                                   Three Months Ended   Twelve Months Ended
                                      December 31,          December 31,
                                     1997     1996        1997     1996
Operating Revenues (thousands):
 Gas sales
  Residential                       $ 39,067  $ 39,702 $ 128,700 $ 131,518
  Commercial                           5,579     5,588    19,376    18,676
  Industrial                           1,224     1,308     4,276     4,196
                                      45,870    46,598   152,352   154,390

 Transportation
  Residential                            334       670     2,446     2,567
  Commercial                           2,021     1,592     5,444     6,846
  Industrial                           1,402     1,568     4,962     6,066
  Contract Pooling                       254       392     1,736       763

                                       4,011     4,222    14,588    16,242

 Other                                   218       229       985     1,068

Total Operating Revenues              50,099    51,049   167,925   171,700
Le- Gas Costs                         28,356    27,948    92,715    92,494
  - Revenues Taxes                     3,201     3,395    10,601    11,164

Net Operating Revenues              $ 18,542  $ 19,706  $ 64,609 $  68,042

Deliveries (MDth):
 Gas Sales
  Residential                          6,441     7,022    20,997    22,679
  Commercial                             982     1,059     3,454     3,499
  Industrial                             230       268       808       868
                                       7,653     8,349    25,259    27,046

 Transportation (a)
  Residential                            147       568     2,335     1,874
  Commercial                           1,958     1,264     4,630     4,712
  Industrial                           1,727     1,766     6,358     6,349
                                       3,832     3,598    13,323    12,935

 Total Gas Sales and Transportation   11,485    11,947    38,582    39,981

 Margin per Dth delivered             $ 1.61  $   1.65   $  1.67    $ 1.70


 (a) Volumes associated with contract pooling revenues are included in their respective customer classes.


LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1997, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $70.0 million. (See Note 4 of the Notes to Consolidated Financial Statements.)

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

Credit Lines. Peoples Gas has lines of credit of totaling $129.4 million of which the Company may borrow up to $30 million to cover its projected short-term needs. At December 31, 1997, Peoples Gas and the Company had unused credit available from banks of $68.8 million.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12 months ended December 31, 1997, and for fiscal
1997 and 1996 were 5.51, 5.74, and 5.62, respectively.

Year 2000. The Company is modifying all of its computer programs to be year 2000 compatible. The Company does not believe that the amount of expenditures it will incur in connection with its year 2000 modification will have a material adverse effect on the financial position or results of operations of the Company.


                  PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

   See Note 3 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.

Item 6.       Exhibits and Reports on Form 8-K

            a.  Exhibits

     Exhibit
     Number Description of Document

               27        Financial Data Schedule

            b. Reports on Form 8-K filed during the quarter ended December 31, 1997.

                None


                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                     North Shore Gas Company
                          (Registrant)




 February 11, 1998                 By:  /s/ K. S. BALASKOVITS
    (Date)                                  K. S. Balaskovits
                                    Vice President and Controller





                                         (Same as above)
                                    Principal Accounting Officer