Form 10-Q
period 1998-03-31
NORTH SHORE GAS CO /IL/
filed 1998-05-13
CIK 110101

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


  (Mark One)

    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,625,887 shares of Common Stock, without par value, outstanding at April 30, 1998.

							PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

								North Shore Gas Company
							CONSOLIDATED STATEMENTS OF INCOME
								(Unaudited)

                                     Three Months Ended       Six Months Ended         Twelve Months Ended
                                        March 31,                March 31,                 March 31,
                                       1998       1997       1998        1997         1998        1997
                                                    (Thousands, except per-share amounts)

OPERATING REVENUES:
Gas sales                          $  51,744   $ 71,839   $  97,614   $  118,437   $  132,257   $  162,991
Transportation                         3,758      5,511       7,769        9,733       12,836       15,297
Other                                    213        231         431          460          966        1,026
     Total Operating Revenues         55,715     77,581     105,814      128,630      146,059      179,314

OPERATING EXPENSES:
Gas costs                             29,936     48,670      58,292       76,618       73,981      101,392
Operation                              5,455      5,553      10,902       11,292       23,741       24,931
Maintenance                              764        732       1,411        1,472        2,872        3,167
Depreciation                           1,986      1,868       4,017        3,911        7,969        7,827
Taxes - Income                         4,478      5,464       7,773        9,087        7,731        8,916
      - State and local revenue        3,795      4,890       6,997        8,285        9,506       11,251
      - Other                            953        549       1,455        1,064        2,524        2,166
     Total Operating Expenses         47,367     67,726      90,847      111,729      128,324      159,650

OPERATING INCOME                       8,348      9,855      14,967       16,901       17,735       19,664

OTHER INCOME
  AND (DEDUCTIONS):
Interest income                           40        137          61          155          353          409
Interest on long-term debt            (1,156)    (1,157)     (2,312)      (2,314)      (4,626)      (4,631)
Other interest expense                  (188)      (172)       (456)        (361)        (537)        (547)
Income taxes                             (14)       (61)        (27)         (70)        (140)      (1,153)
Miscellaneous - net                        7         (2)         15          (12)         (22)       2,423
     Total Other Income
       and Deductions                 (1,311)    (1,255)     (2,719)      (2,602)      (4,972)      (3,499)

NET INCOME APPLICABLE
  TO COMMON STOCK                   $  7,037   $  8,600    $ 12,248    $  14,299   $   12,763  $    16,165


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                            North Shore Gas Company

                                                            CONSOLIDATED BALANCE SHEETS


                                                       March 31,              March 31,
                                                         1998   September 30,   1997
                                                     (Unaudited)   1997      (Unaudited)
                                                           (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS


CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost        $ 300,249  $ 295,631  $ 288,784
Less - Accumulated depreciation                          104,034    100,957     97,513
Net property, plant and equipment                        196,215    194,674    191,271
Other investments                                             21         21         20
     Total Capital Investments - Net                     196,236    194,695    191,291

CURRENT ASSETS:
Cash and cash equivalents                                  6,621        344      5,138
Receivables -
  Customers, net of allowance for uncollectible accounts
      of $792, $898, and $1,002, respectively             13,086      4,960     23,210
  Other                                                    2,392      1,707      1,788
Accrued unbilled revenues                                  7,971      2,633      7,730
Materials and supplies, at average cost                    2,910      2,976      2,573
Gas in storage, at last-in, first-out cost                 2,956     10,003      2,546
Gas costs recoverable through rate adjustments             1,439      1,836          -
Regulatory assets                                            955      2,321      4,673
Prepayments                                                  463        246        411
     Total Current Assets                                 38,793     27,026     48,069

OTHER ASSETS:
Non-current regulatory assets                              5,987      6,204      6,290
Deferred charges                                           3,418      2,769      2,866
     Total Other Assets                                    9,405      8,973      9,156

     Total Properties and Other Assets                 $ 244,434  $ 230,694  $ 248,516

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                                               North Shore Gas Company

                                                              CONSOLIDATED BALANCE SHEETS


                                                       March 31,               March 31,
                                                        1998      September 30,   1997
                                                     (Unaudited)      1997     (Unaudited)
                                                            (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
   Authorized 5,000,000 shares
   Outstanding - 3,625,887 shares                       $  24,757  $  24,757  $  24,757
Retained earnings                                          74,214     67,912     75,556
     Total Common Stockholder's Equity                     98,971     92,669    100,313

Long-term debt, exclusive of sinking fund
  payments and maturities due within one year              64,604     64,604     64,639
     Total Capitalization                                 163,575    157,273    164,952

CURRENT LIABILITIES:
Interim loans                                                   -      2,110          -
Accounts payable                                           19,723     18,884     17,618
Dividends payable on common stock                           2,828      5,511      2,647
Customer gas service and credit deposits                    3,046      5,634      2,138
Accrued taxes                                               7,198      1,952      8,219
Gas sales revenue refundable through rate adjustments         209        411      3,090
Accrued interest                                            2,024      2,037      2,026
Temporary LIFO liquidation credit                           8,926          -     11,181
     Total Current Liabilities                             43,954     36,539     46,919

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily accelerated depreciation  20,821    20,416     20,118
Investment tax credits being amortized over
   the average lives of related property                     3,522     3,592      3,668
Other                                                       12,562    12,874     12,859
     Total Deferred Credits and Other Liabilities           36,905    36,882     36,645

     Total Capitalization and Liabilities                $ 244,434 $ 230,694  $ 248,516

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                    North Shore Gas Company
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (Unaudited)

                                                            Six Months Ended
                                                                March 31,
                                                           1998           1997
                                                        (Thousands of Dollars)
Operating Activities:
Net Income                                              $ 12,248   $     14,299
Adjustments to reconcile net income to net cash:
  Depreciation                                             4,017          3,911
  Deferred income taxes and investment tax credits - net     206            188
  Change in other deferred credits and other liabilities    (183)            19
  Change in other assets                                    (432)         1,899
  Change in current assets and liabilities:
    Receivables - net                                     (8,811)       (16,054)
    Accrued unbilled revenues                             (5,338)        (3,950)
    Materials and supplies                                    66           (464)
    Gas in storage                                         7,047          7,081
    Gas costs recoverable                                    397          2,500
    Regulatory assets                                      1,366          2,865
    Prepayments                                             (217)           (40)
    Accounts payable                                         839         (9,311)
    Customer gas service and credit deposits              (2,588)        (3,131)
    Accrued taxes                                          5,246          5,922
    Gas sales revenue refundable                            (202)           (98)
    Accrued interest                                         (13)           (12)
    Temporary LIFO liquidation credit                      8,926         11,181

     Net Cash Provided by (Used in) Operating Activities  22,574         16,805

Investing Activities:
Capital expenditures - construction                       (5,832)        (4,403)
Other assets                                                 275            388
    Net Cash Used in Investing Activities                 (5,557)        (4,015)

Financing Activities:
Interim loans - net                                       (2,110)        (1,925)
Retirement of long-term debt                                   -            (25)
Dividends paid on common stock                            (8,630)        (6,091)

     Net Cash Provided by (Used in) Financing Activities (10,740)        (8,041)

Net Increase (Decrease) in Cash and Cash Equivalents       6,277          4,749
Cash and Cash Equivalents at Beginning of Period             344            389

Cash and Cash Equivalents at End of Period             $   6,621      $   5,138

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

     Income taxes and interest paid (excluding capitalized interest) were as follows:

        For the six months
        ended March 31,            1998          1997
                                         (Thousands)
         Income taxes paid        $3,544         $5,520
         Interest paid             2,723          2,587

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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At March 31, 1998, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $6.8 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with its Manufactured Gas Sites in Waukegan. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at March 31, 1998 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At March 31, 1998, it had recovered $6.9 million of such costs through rates.

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

4.  COVENANTS REGARDING RETAINED EARNINGS

   The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1998, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $74.2 million.


Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock decreased $1.6 million, to $7.0 million, and $2.1 million, to $12.2 million, for the three- and six-months ended March 31, 1998, respectively, due mainly to weather that was 19 and 14 percent, respectively, warmer than in comparable prior year periods.

   Net income applicable to common stock decreased $3.4 million, to $12.8 million, for the 12-months ended March 31, 1998, due to the unusually mild winter caused by El-Nino and the prior period's gain associated with the expiration of gas storage contracts. Partially offsetting these effects were reductions in operation and maintenance expenses.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:
                                   Three Months Ended    Six Months Ended   12 Months Ended
                                     March 31, 1998       March 31, 1998     March 31, 1998
                                  Increase/(Decrease)  Increase/(Decrease) Increase/(Decrease)
                                   From Prior Period    From Prior Period  From Prior Period
(Thousands of dollars)                Amount       %      Amount     %     Amount     %
Net operating revenues (a)           $(2,037)    (8.5)   $(3,202)  (7.3)  $(4,099)  (6.1)
Operation and maintenance expenses       (66)    (1.1)      (451)  (3.5)   (1,485)  (5.3)
Depreciation expense                     118      6.3        106    2.7       142    1.8
Income taxes                            (986)   (18.0)    (1,314) (14.5)   (1,185) (13.3)
Other income and deductions               56      4.5        117    4.5     1,473   42.1
Net income applicable to common stock (1,563)   (18.2)    (2,051) (14.3)   (3,402) (21.0)

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

   Net operating revenues declined $2.0 million, to $22.0 million, for the current three-month period due primarily to El
Nino which caused weather to be 19 percent warmer than the same period a year ago.

   Net operating revenues declined $3.2 million, to $40.5 million, and $4.1 million, to $62.6 million, for the current six- and 12-month periods, respectively, due primarily to El Nino which caused weather to be 14 and 12 percent warmer, respectively, than in the comparable period a year ago.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $66,000, to $6.2 million, and $451,000 to $12.3 million, for the current three- and six-month periods, due principally to reductions in environmental costs recovered through rates of $157,000 and $806,000, respectively. Partially offsetting these effects were increases in other operation and maintenance expenses.

   Operation and maintenance expenses decreased $1.5 million, to $26.6 million, for the current 12-month period due mainly to a reduction in environmental costs recovered through rates ($1.4 million), reductions in costs associated with liability insurance premiums and claim settlements ($925,000), and pension costs ($603,000). Increases in other operation and maintenance expenses partially offset the effects of the reductions mentioned above.

Depreciation Expense

   Depreciation expense increased $118,000, to $2.0 million, $106,000, to $4.0 million, and $142,000, to $8.0 million, for the current three-, six-, and 12-month periods, respectively, due primarily to depreciable property additions.

Income Taxes

   Income taxes, exclusive of income taxes in other income and deductions, declined $986,000, to $4.5 million, $1.3 million, to $7.8 million, and $1.2 million, to $7.7 million, for the current three-, six-, and 12-month periods, respectively, due principally to lower pre-tax income.

Other Income and Deductions

   Other income and deductions increased $56,000, and $117,000 for the current three- and six-month periods, respectively, due chiefly to a decrease in interest income.

   Other income and deductions increased $1.5 million, for the current 12-month period, due primarily to the prior period's gain of $1.4 million, net of taxes, from the expiration of natural gas storage contracts.

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

Operating Statistics. The following table represents gas distribution margin components:


                               Three Months Ended      Six Months Ended            Twelve Months Ended
                               March 31,               March 31,                   March 31,
                               1998        1997        1998          1997          1998          1997
Operating Revenues (Thousands):
  Gas sales
   Residential                 $ 43,402    $ 59,952    $  82,468     $  99,654     $ 112,150     $ 137,951
   Commercial                     6,662       9,517       12,241        15,105        16,520        20,342
   Industrial                     1,680       2,370        2,905         3,678         3,587         4,698
                                 51,744      71,839       97,614       118,437       132,257       162,991

  Transportation
   Residential                      461       1,166          794         1,836         1,740         2,820
   Commercial                     1,965       1,815        3,986         3,407         5,595         5,109
   Industrial                     1,151       1,483        2,553         3,051         4,630         5,559
   Contract Pooling                 181       1,047          436         1,439           871         1,809

                                  3,758       5,511        7,769         9,733        12,836        15,297

  Other                             213         231          431           460           966         1,026

Total Operating Revenues         55,715      77,581      105,814       128,630       146,059       179,314
Less - Gas Costs                 29,936      48,670       58,292        76,618        73,981       101,392
     - Revenues Taxes             3,795       4,890        6,997         8,285         9,506        11,251

Net Operating Revenues         $ 21,984    $ 24,021    $  40,525     $  43,727     $  62,572     $  66,671

Deliveries (MDth):
  Gas Sales
   Residential                    8,173       9,641       14,614        16,663        19,529        21,949
   Commercial                     1,337       1,634        2,319         2,693         3,157         3,506
   Industrial                       366         432          596           700           742           879
                                  9,876      11,707       17,529        20,056        23,428        26,334

  Transportation (a)
   Residential                      295       1,291          442         1,859         1,339         2,639
   Commercial                     2,097       1,631        4,055         2,896         5,096         3,968
   Industrial                     1,755       1,823        3,482         3,589         6,290         6,278
                                  4,147       4,745        7,979         8,344        12,725        12,885

  Total Gas Sales
    and Transportation           14,023      16,452       25,508        28,400        36,153        39,219

  Margin per Dth delivered     $   1.57    $   1.46    $    1.59     $    1.54     $    1.73     $    1.70



         (a) Volumes associated with contract pooling revenues are included in their respective customer classes.



LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1998, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $74.2 million. (See Note 4 of the Notes to Consolidated Financial Statements.)

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

Credit Lines. Peoples Gas has lines of credit of totaling $129.4 million of which the Company may borrow up to $30 million to cover its projected short-term needs. At March 31, 1998, Peoples Gas and the Company had unused credit available from banks of $91.2 million of which $30 million was available to the Company.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12 months ended March 31, 1998, and for fiscal
1997 and 1996 were 5.00, 5.74, and 5.62, respectively.

Year 2000. The Company is modifying all of its computer programs to be year 2000 compliant. The Company does not believe that the amount of expenditures it will incur in connection with its year 2000 modifications will have a material adverse effect on the financial position or results of operations of the Company. The Company's year 2000 modification program has achieved substantial progress and the Company expects that the modifications will be completed and fully tested prior to the year 2000. The Company is also requiring that other parties, particularly vendors with whom the Company electronically interacts, have year 2000 compatible computer systems. The Company, however, cannot control the success of other parties' year 2000 modification efforts.

Forward-Looking Information.  Management's
Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") contains statements that may be considered forward-looking, such as the discussion of the effect of weather on net income, cash position and coverage ratios, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the Company, environmental matters, and the discussion concerning year 2000 compliant information systems.
These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Actual results could differ materially because the realization of those results is subject to many uncertainties, including:

"    The future health of the U.S. and Illinois
economies.

"    The timing and extent of changes in energy
commodity prices and interest rates.

"    Regulatory developments in the U.S., Illinois
and other states where the Company has investments.

"    Changes in the nature of the Company's
competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors.

"    The ability of various vendors and others
with whom the Company electronically interacts to complete year 2000 systems modification efforts on a timely basis and in a manner that allows them to continue normal business transactions with the Company without disruption.

   Some of these uncertainties that may affect future results are discussed in more detail in the sections of "Item 1 - Business" of the Annual
Report on Form 10-K captioned "Competition",
"Sales and Rates", "State Legislation and
Regulation", "Federal Legislation and
Regulation", "Environmental Matters", and
"Current Gas Supply". All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.







                  PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

   See Note 3 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 4. Submission of Matters to a Vote of Security Holders

             a. On March 26, 1998, the following persons were elected Directors of the Company and comprise the entire Board of Directors of the Company: Kenneth
            S. Balaskovits, J. Bruce Hasch, James Hinchliff, Thomas M. Patrick, and Richard E. Terry.

             b. The following matter was voted upon at the Annual Meeting of Shareholders.
            There were no broker non-votes with respect to any matters voted upon.

               1.   The election of nominees for directors who
                will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Kenneth S. Balaskovits, J. Bruce Hasch, James Hinchliff, Thomas M. Patrick, and Richard E. Terry. The Secretary of the Company certified the following vote tabulations:


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


Item 6.       Exhibits and Reports on Form 8-K

            a.  Exhibits

              Exhibit
              Number   Description of Document

               27     Financial Data Schedule

            b.  Reports on Form 8-K filed during the quarter ended
          March 31, 1998.

                None















                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                     North Shore Gas Company
                          (Registrant)




  May   13, 1998                   By:/s/ K. S. BALASKOVITS
      (Date)                              K. S. Balaskovits
                                    Vice President and Controller





                                         (Same as above)
                                   Principal Accounting Officer