Form 10-Q
period 1998-06-30
NORTH SHORE GAS CO /IL/
filed 1998-08-13
CIK 110101

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


  (Mark One)

    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,625,887 shares of Common Stock, without par value, outstanding at July 31, 1998.


                                   PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
                                      North Shore Gas Company
                                  CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                    Three Months Ended     Nine Months Ended    Twelve Months Ended
                                         June 30,              June 30,               June 30,
                                      1998      1997       1998       1997        1998       1997
                                             (Thousands, except per-share amounts)
OPERATING REVENUES:
Gas sales                           $ 21,798  $ 22,509   $ 119,412  $ 140,947  $ 131,546  $ 156,293
Transportation                         2,258     2,850      10,027     12,582     12,245     15,078
Other                                    265       289         696        749        942      1,006
     Total Operating Revenues         24,321    25,648     130,135    154,278    144,733    172,377

OPERATING EXPENSES:
Gas costs                             10,490    10,774      68,782     87,391     73,698     95,184
Operation                              5,509     5,017      16,411     16,309     24,233     23,591
Maintenance                              748       654       2,159      2,127      2,965      3,008
Depreciation                           2,038     1,934       6,055      5,845      8,073      7,801
Taxes - Income                           759     1,451       8,532     10,538      7,040      9,397
          - State and local revenue    1,350     1,686       8,347      9,971      9,170     10,966
          - Other                        872       517       2,327      1,581      2,879      2,140
     Total Operating Expenses         21,766    22,033     112,613    133,762    128,058    152,087

OPERATING INCOME                       2,555     3,615      17,522     20,516     16,675     20,290

OTHER INCOME
  AND (DEDUCTIONS):
Interest income                          163       150         224        305        366        429
Interest on long-term debt            (1,156)   (1,157)     (3,469)    (3,471)    (4,625)    (4,629)
Other interest expense                   (51)      (39)       (506)      (400)      (548)      (462)
Income taxes                             (70)      (53)        (97)      (123)      (157)      (498)
Miscellaneous - net                       18       (26)         33        (38)        21        764
     Total Other Income
       and Deductions                 (1,096)   (1,125)     (3,815)    (3,727)    (4,943)    (4,396)

NET INCOME APPLICABLE
  TO COMMON STOCK                   $  1,459  $  2,490   $  13,707  $  16,789  $  11,732  $  15,894


The Notes to Consolidated Financial Statements are an integral part of these statements.


                                North Shore Gas Company

                               CONSOLIDATED BALANCE SHEETS


                                                        June 30,               June 30,
                                                           1998  September 30,   1997
                                                       (Unaudited)    1997    (Unaudited)
                                                             (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost          $ 301,776  $ 295,631  $ 291,297
Less - Accumulated depreciation                            105,866    100,957     99,336
Net property, plant and equipment                          195,910    194,674    191,961
Other investments                                               21         21         20
     Total Capital Investments - Net                       195,931    194,695    191,981

CURRENT ASSETS:
Cash and cash equivalents                                   13,216        344     13,917
Receivables -
  Customers, net of allowance for uncollectible accounts
      of $792, $898, and $1,019, respectively                5,872      4,960      9,331
  Other                                                        826      1,707      2,463
Accrued unbilled revenues                                    2,634      2,634      2,145
Materials and supplies, at average cost                      3,040      2,976      2,414
Gas in storage, at last-in, first-out cost                   8,155     10,003      4,597
Gas costs recoverable through rate adjustments                 103      1,836        353
Regulatory assets                                              791      2,320      3,298
Prepayments                                                    356        246        301
     Total Current Assets                                   34,993     27,026     38,819

OTHER ASSETS:
Non-current regulatory assets                               14,852      6,204      6,262
Deferred charges                                             3,602      2,769      2,793
     Total Other Assets                                     18,454      8,973      9,055

     Total Properties and Other Assets                   $ 249,378  $ 230,694  $ 239,855

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                     North Shore Gas Company

                                   CONSOLIDATED BALANCE SHEETS


                                                            June 30,              June 30,
                                                             1998   September 30,   1997
                                                         (Unaudited)     1997     (Unaudited)
                                                              (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
   Authorized - 5,000,000 shares
   Outstanding - 3,625,887 shares                           $  24,757  $  24,757  $  24,757
Retained earnings                                              73,171     67,912     75,399
     Total Common Stockholder's Equity                         97,928     92,669    100,156

Long-term debt, exclusive of sinking fund
  payments and maturities due within one year                  64,604     64,604     64,639
     Total Capitalization                                     162,532    157,273    164,795

CURRENT LIABILITIES:
Interim loans                                                       -      2,110          -
Accounts payable                                               24,244     18,884     17,597
Dividends payable on common stock                               2,502      5,511      2,647
Customer gas service and credit deposits                        3,157      5,634      2,548
Accrued taxes                                                   7,392      1,952      5,411
Gas sales revenue refundable through rate adjustments             489        411        937
Accrued interest                                                  900      2,037        903
Temporary LIFO liquidation credit                               1,921          -      8,118
     Total Current Liabilities                                 40,605     36,539     38,161

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily accelerated depreciation     21,901     20,416     20,640
Investment tax credits being amortized over
   the average lives of related property                        3,472      3,592      3,631
Other                                                          20,868     12,874     12,628
     Total Deferred Credits and Other Liabilities              46,241     36,882     36,899

     Total Capitalization and Liabilities                   $ 249,378  $ 230,694  $ 239,855

The Notes to Consolidated Financial Statements are an integral part of these statements.


                           North Shore Gas Company
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Nine Months Ended
                                                              June 30,
                                                           1998       1997
                                                       (Thousands of Dollars)
Operating Activities:
Net Income                                               $ 13,707  $ 16,789
Adjustments to reconcile net income to net cash:
  Depreciation                                              6,055     5,845
  Deferred income taxes and investment tax credits - net      578       593
  Change in other deferred credits and other liabilities    8,781      (131)
  Change in other assets                                   (9,481)    1,999
  Change in current assets and liabilities:
    Receivables - net                                         (31)   (2,849)
    Accrued unbilled revenues                                   -     1,635
    Materials and supplies                                    (64)     (305)
    Gas in storage                                          1,848     5,030
    Gas costs recoverable                                   1,733      (104)
    Regulatory assets                                       1,529     4,240
    Prepayments                                              (110)       70
    Accounts payable                                        5,360    (9,332)
    Customer gas service and credit deposits               (2,477)   (2,721)
    Accrued taxes                                           5,440     3,114
    Gas sales revenue refundable                               78         -
    Accrued interest                                       (1,137)   (1,135)
    Temporary LIFO liquidation credit                       1,921     8,118

     Net Cash Provided by Operating Activities             33,730    30,856

Investing Activities:
Capital expenditures - construction                        (7,690)   (7,192)
Other assets                                                  400       553

     Net Cash Used in Investing Activities                 (7,290)   (6,639)

Financing Activities:
Interim loans - net                                        (2,110)   (1,925)
Retirement of long-term debt                                    -       (25)
Dividends paid on common stock                            (11,458)   (8,738)

     Net Cash Used in Financing Activities                (13,568)  (10,688)

Net Increase in Cash and Cash Equivalents                  12,872    13,529
Cash and Cash Equivalents at Beginning of Period              344       389

Cash and Cash Equivalents at End of Period               $ 13,216  $ 13,918

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

     Income taxes and interest paid (excluding capitalized interest) were as follows:

        For the nine months
        ended June 30,              1998          1997
                                         (Thousands)
         Income taxes paid        $2,101         $6,777
         Interest paid             5,024          4,858

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

2G Accounting Standards

The Company adopted Statement of Position (SOP) 96-1,
"Environmental Remediation Liabilities" in the first quarter of fiscal 1998. The application of the statement did not have a material effect on the Company's financial condition or results of operations.


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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At June 30, 1998, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $15.5 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with its Manufactured Gas Sites in Waukegan. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at June 30, 1998 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At June 30, 1998, it had recovered $7.1 million of such costs through rates.

3B     Former Mineral Processing Site in Denver, Colorado

   In 1994, the Company received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification, and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that the Company is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation at the site.

   The Company filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asked the court to declare that the Company is not liable for response costs incurred or to be incurred at the Denver site. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. In 1997, the District Court granted the Company's motion for summary judgment, declaring that the Company is not liable for any response costs in connection with the Denver site.

   On August 5, 1998, the U.S. Court of Appeals, Seventh Circuit, reversed the District Court's decision and ruled that the Company is a successor to the liability, if any, of the former entity allegedly associated with the site. The Appellate Court remanded the case to the District Court for determination of what liability, if any, the former entity has, and therefore the Company has, for activities at the site. At this time, the Company has not determined whether to seek review of the Appellate Court's decision.

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

4.  COVENANTS REGARDING RETAINED EARNINGS

   The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1998, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $73.2 million.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock decreased $1.0 million, to $1.5 million, and $3.1 million, to $13.7 million, for the three- and nine-months ended June 30, 1998, respectively, due mainly to weather that was 39 and 18 percent, respectively, warmer than in comparable prior year periods.

   Net income applicable to common stock decreased $4.2 million, to $11.7 million, for the 12-months ended June 30, 1998, reflecting lower gas deliveries due to weather that was 18 percent warmer than the prior period. Also contributing to the decline was the previous period's one-time gain associated with the expiration of natural gas storage contracts.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                   Three Months Ended  Nine Months Ended    12 Months Ended
                                      June 30, 1998       June 30, 1998      June 30, 1998
                                   Increase/(Decrease) Increase/(Decrease) Increase/(Decrease)
                                    From Prior Period    From Prior Period  From Prior Period
(Thousands of dollars)                 Amount     %      Amount      %      Amount      %
Net operating revenues (a)            $  (707)  (5.4)   $(3,910)   (6.9)   $(4,362)   (6.6)
Operation and maintenance expenses        586   10.3        134     0.7        599     2.3
Depreciation expense                      104    5.4        210     3.6        272     3.5
Other taxes                               355   68.7        746    47.2        739    34.5
Income taxes                             (692) (47.7)    (2,006)  (19.0)    (2,357)  (25.1)
Other income and deductions               (29)  (2.6)        88     2.4        547    12.4
Net income applicable to common stock  (1,031) (41.4)    (3,082)  (18.4)    (4,162)  (26.2)


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

   Net operating revenues declined $707,000, to $12.5 million, for the current three-month period due primarily to the effect of El Nino which caused weather to be 39 percent warmer than during the same period a year-ago.

   Net operating revenues declined $3.9 million, to $53.0 million, and $4.4 million, to $61.9 million, for the current nine- and 12-month periods, respectively, due primarily to weather that was 18 percent warmer, in both periods, than in the comparable periods a year-ago.


   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $586,000, to $6.3 million, for the current three- month period, due mainly to an increase in the cost of outside professional services of $240,000, primarily attributable to increased billings from Peoples Gas for the cost of contract programmers retained by that company to maintain existing systems used by both companies. Peoples Gas' staff programmers, who normally would maintain these systems, are involved in the development and implementation of a new customer information system for use by both companies. A $143,000 increase in environmental costs recovered through rates also contributed to the variation between periods. Partially offsetting these effects were decreases in pension costs.

   Operation and maintenance expenses increased $134,000, to $18.6 million and $599,000 to $27.2 million, for the current nine- and 12-month periods respectively, due principally to continued enhancements for a new software systems of $306,000 and $870,000, respectively and to increases in labor costs of $434,000 and $717,000, respectively. Partially offsetting these effects were decreases in other operation and maintenance expenses.

Depreciation Expense

   Depreciation expense increased $104,000, to $2.0 million, $210,000, to $6.1 million, and $272,000, to $8.1 million, for the current three-, nine-, and 12-month periods, respectively, due primarily to depreciable property additions.

Other Taxes

   Other taxes increased $355,000, to $872,000, $746,000, to
$2.3 million, and $739,000, to $2.9 million, for the current three-, nine-, and 12- month periods, respectively, due primarily to the new Supplemental Low Income Energy Assistance Charge. Since this charge was collected from the customers, it had no impact on net income.

Income Taxes

   Income taxes, exclusive of income taxes in other income and deductions, declined $692,000, to $759,000, $2.0 million, to $8.5 million, and $2.4 million, to $7.0 million, for the current three- , nine-, and 12-month periods, respectively, due principally to lower pre-tax income.

Other Income and Deductions

   Other income and deductions decreased $29,000, for the current three-month period due primarily to higher other income and lower interest expense.

   Other income and deductions increased $88,000, for the current nine-month period due principally to higher interest expense on promissory notes and a decrease in miscellaneous interest revenues.

   Other income and deductions increased $547,000, for the current 12-month period, due mainly to the prior period's gain of $477,000, net of taxes, from the expiration of natural gas storage contracts.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

Accounting Standards. In fiscal 1998, the Company adopted SOP 96-1, "Environmental Remediation Liabilities". (See Note 2G of the
Notes to Consolidated Financial Statements.)

Large-Volume Gas Service Agreements. The Company has entered into gas service contracts with certain large volume customers under a specific rate schedule approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utility's distribution system. The impact on the net income of the Company as a result of these contracts is not material.

Operating Statistics. The following table represents gas distribution margin components:

                           Three Months Ended    Nine Months Ended       Twelve Months Ended
                                June 30,               June 30,                June 30,
                             1998      1997       1998        1997         1998        1997
Operating Revenues (Thousands):
 Gas sales
  Residential              $ 18,471  $ 19,139    $ 100,939  $ 118,793     $ 111,481  $ 132,038
  Commercial                  2,632     2,798       14,873     17,903        16,355     19,719
  Industrial                    695       572        3,600      4,251         3,710      4,536
                             21,798    22,509      119,412    140,947       131,546    156,293

 Transportation
  Residential                   280       567        1,074      2,403         1,453      2,757
  Commercial                  1,094       972        5,080      4,379         5,718      5,033
  Industrial                    876     1,039        3,429      4,090         4,467      5,269
  Contract Pooling                8       272          444      1,710           607      2,019

                              2,258     2,850       10,027     12,582        12,245     15,078

 Other                          265       289          696        749           942      1,006

Total Operating Revenues     24,321    25,648      130,135    154,278       144,733    172,377
Less- Gas Costs              10,490    10,774       68,782     87,391        73,698     95,184
    - Revenue Taxes           1,350     1,686        8,347      9,971         9,170     10,966

Net Operating Revenues     $ 12,481  $ 13,188    $  53,006  $  56,916     $  61,865  $  66,227

Deliveries (MDth):
 Gas Sales
  Residential                 2,810     3,546       17,424     20,209        18,794     21,789
  Commercial                    440       596        2,759      3,289         3,001      3,550
  Industrial                    146       133          742        833           755        880
                              3,396     4,275       20,925     24,331        22,550     26,219

 Transportation (a)
  Residential                   129       568          571      2,427           900      2,676
  Commercial                  1,007       693        5,062      3,589         5,409      3,917
  Industrial                  1,247     1,382        4,729      4,971         6,155      6,272
                              2,383     2,643       10,362     10,987        12,464     12,865

 Total Gas Sales
   and Transportation         5,779     6,918       31,287     35,318        35,014     39,084

 Margin per Dth delivered  $   2.16  $   1.91    $    1.69  $    1.61     $    1.77  $    1.69




(a) Volumes associated with contract pooling revenues are included in their respective customer classes.



LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1998, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $73.2 million. (See Note 4 of the Notes to Consolidated Financial Statements.)

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3A of the Notes to Consolidated Financial Statements.)

   In 1994, the Company received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. The Company filed a declaratory judgment action asking the court to declare that the Company is not liable for response costs relating to the site. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. In 1997, the District Court granted the Company's motion for summary judgment, declaring that the Company is not liable for any response costs in connection with the Denver site. On August 5, 1998, the U. S. Court of Appeals, Seventh Circuit, reversed the District Court's decision. (See Note 3B of the Notes to Consolidated Financial Statements.)

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

Credit Lines. Peoples Gas has lines of credit of totaling $129.4 million of which the Company may borrow up to $30 million to cover its projected short-term needs. At June 30, 1998, Peoples Gas and the Company had unused credit available from banks of $91.2 million of which $30 million was available to the Company.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12 months ended June 30, 1998, and for fiscal
1997 and 1996 were 4.66, 5.74, and 5.62, respectively.

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

"    Litigation concerning the Company's liability for CERCLA
  response costs relating to a former mineral processing site in Denver, Colorado.

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


Item 6.       Exhibits and Reports on Form 8-K

            a.  Exhibits

            Exhibit
            Number       Description of Document

             27          Financial Data Schedule

            b.  Reports on Form 8-K filed during the quarter ended
          June 30, 1998.

                None














                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                     North Shore Gas Company
                          (Registrant)




 August 12, 1998                   By: /s/ K. S. BALASKOVITS
    (Date)                                 K. S. Balaskovits
                                   Vice President and Controller





                         (Same as above)
                      Principal Accounting
                             Officer