Form 10-K405
period 1998-09-30
NORTH SHORE GAS CO /IL/
filed 1998-11-25
CIK 110101

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

    (Mark One)
       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 1998

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

  Registrant's telephone number, including area code:(312)240-4000

  Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.  [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

  None.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, without par value, 3,625,887 shares outstanding at October 31, 1998.

               Documents Incorporated by Reference
                              None

                            CONTENTS

                                                            Page
Item No.                                                     No.

       Part I

  1.   Business                                              3

  2.   Properties                                            7

  3.   Legal Proceedings                                     7

  4.   Submission of Matters to a Vote of Security Holders   7

       Part II

  5.   Market for the Company's Common Stock and Related
           Stockholder Matters                               8

  6.   Selected Financial Data                               9

  7.   Management's Discussion and Analysis of Results
           of Operations and Financial Condition            10

  7A.  Quantitative and Qualitative Disclosure about
       Market Risk                                          17

  8.   Financial Statements and Supplementary Data          17

  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure              34

       Part III

 10.   Directors and Executive Officers of the Company      34

 11.   Executive Compensation                               36

 12.   Security Ownership of Certain Beneficial Owners and
           Management                                       41

 13.   Certain Relationships and Related Transactions       42

       Part IV

 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                      43

Signatures                                                  45

Exhibit Index                                               46



                      North Shore Gas Company

                    ANNUAL REPORT ON FORM 10-K

               FISCAL YEAR ENDED SEPTEMBER 30, 1998

                              PART I

ITEM 1.  BUSINESS

GENERAL

     North Shore Gas Company (Company), an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has about 143,000 residential, commercial, and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in Northeastern Illinois. It serves 54 communities and adjacent areas, including those situated along Lake Michigan from Winnetka, Illinois, to the Illinois-Wisconsin state line. This area, with an estimated population of about 460,000, contains residential concentrations and a diversity of industrial and commercial establishments, as well as some farm lands. The Company had 246 employees at September 30, 1998.

   At September 30, l998, the common stock of the Company and of its utility affiliate, The Peoples Gas Light and Coke Company
(Peoples Gas), was wholly owned by Peoples Energy Corporation
(Peoples Energy).

COMPETITION AND DEREGULATION

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

   On December 16, 1997, the State of Illinois enacted legislation to restructure the electric market in Illinois. Under the legislation, approximately one-third of non-residential electric customers, including customers with very large loads, will be able to purchase electric power from the supplier of their choice beginning on October 1, 1999. All non-residential customers will have this choice by December 31, 2000. All residential customers will be given the choice by May 1, 2002. Customers who buy their electricity from a supplier other than the local electric utility will be required to pay transition charges to the utility through the year 2006. These charges are intended to compensate the electric utilities for revenues lost because of customers buying electricity from other suppliers. The legislation also allows an electric utility to issue bonds, in aggregate amounts up to 50% of its Illinois jurisdictional capitalization, to be financed by a specific charge to its customers. An electric utility also may transfer up to 15% of its assets to an affiliated or unaffiliated entity without approval from the Commission. In return for these and other benefits, electric utilities are required to reduce their rates to residential customers. The state's two largest electric utilities, including the utility that serves northeastern Illinois, have reduced their residential rates by 15% on August 1, 1998 and must reduce by another 5% on May 1, 2002. The legislation does not require electric utilities to divest their power generation assets. However, subject to certain capacity restrictions, electric utilities can divest assets without Commission approval. It is too early to determine what effects this restructuring of the electric market will have on the competitive position of the Company.

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

   On October 26, 1998, the Company made a filing with the Commission under which the price for natural gas would be set at a fixed level for at least the next five years. Under the current system, the Company makes purchases in the open, unregulated gas market and passes those costs, as incurred, onto customers through a monthly gas charge. While the Company makes no profit on the gas, the market price and the price customers pay can fluctuate significantly due to the effects of supply and demand. Under the current system, the customer bears the full risk of the market.
The proposed fixed-price gas charge would protect the Company's customers from the market fluctuations and from increases in gas costs due to inflation and other market forces. The proposal reflects a fixed gas price of 34.70 cents per therm for customers of the Company. This fixed unit price is comparable to the average price paid by the Company's customers over the last two years.

   By eliminating the monthly price fluctuations, the Company could shield customers from price increases, although gas bills would still reflect customers' increased usage during colder weather. As the Company would assume and manage this risk, it would have an opportunity to earn a profit on this initiative.

   The Commission has eight months to review the filing, during which period, the Company may update its proposal. At the conclusion of the review, the Commission may modify the proposal.
However, the Company has the right to accept the outcome or reject it and continue under the current system.

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

SALES AND RATES

   The Company sells natural gas having an average heating value of approximately 1,000 British thermal units (Btu's) per cubic foot.* Sales are made and service rendered by the Company pursuant to a rate schedule on file with the Commission containing various service classifications largely reflecting customers'



* All volumes of natural gas set forth in this report are stated on a 1,000 Btu (per cubic foot) billing basis.
(100 cubic feet = 1 therm; 10 therms = 1 Dekatherm - Dth)


different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge, to recover the costs incurred by the Company to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under the Company's rate schedule is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, and liquefied petroleum gas costs. In addition, under the tariffs of the Company, the difference for any month between costs recoverable through the Gas Charge and the revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs). (See Note 1L of the Notes to Consolidated Financial Statements.)

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

   Most of the gas distributed by the Company is transported to the Company's distribution system by interstate pipelines. In their provision of gas services (gathering, transportation and storage services, and gas supply) pipelines are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See "Sales and Rates" and "Current Gas Supply" in Item 1.)

ENVIRONMENTAL MATTERS

   The Company is subject to federal and state environmental laws. The Company is conducting environmental investigations and work at certain sites that are the location of former manufactured gas plant operations. (See Note 2A of the Notes to Consolidated Financial Statements.) In addition, the Company has received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado. (See Note 2B of the Notes to Consolidated Financial Statements.) Also, the Company was informed by the Illinois Environmental Protection Agency (IEPA) that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. (See Note 2C of the Notes to Consolidated Financial Statements.)


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

   The following tabulation shows the Company's expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 1998-1999 heating season:


                                        Design Peak-Day    Year of
                                        Availability      Contract
Source                                  (MDth)           Expiration
Firm direct purchases (1)                    132          1999-2001
Liquefied petroleum gas (2)                   40
Storage gas:
   Leased (3)                                125          1999-2000
   Peoples-Manlove (4)                        63             (5)
Customer-owned gas (6)                        55
Total expected design
   peak-day availability                     415


(1)Consists of firm gas purchases from non-pipeline suppliers delivered utilizing firm pipeline transportation. The majority of the gas purchase contracts are negotiated annually. The terms of the transportation contracts vary, with the longest term being 10 years.

(2)Reflects derating of capacity, as accepted by the Commission
   Staff in Docket 91-0581.

(3)Consists of leased storage services required to meet design day requirements with a contract length of 2 years.

(4)Manlove Field, Peoples Gas' underground storage facility located near Champaign, Illinois, has a seasonal top-gas capacity (excluding volumes required to support late-season peaking requirements) of approximately 27,000 MDth, of which approximately 1,566 MDth is dedicated to the Company. For the 1998-99 heating season, the Company has a contract for a maximum daily deliverability of 63 MDth.

(5)The contract with Peoples Gas was for an initial term expiring
   May 1, 1990. However, by its terms, the contract continues in effect unless canceled by either party upon 120 days notice prior to April 30 of any year thereafter.

(6)Consists of gas supplies purchased directly from producers and marketers by the Company's commercial, industrial, and larger residential customers.


The sources of gas supply (including gas transported for customers) in MDth for the Company for the three fiscal years ended September 30, 1998, 1997, and 1996, were as follows:

                                          1998       1997       1996

 Gas purchases                           21,837     27,226     27,940
 Liquefied petroleum gas produced             3         20        151
 Customer-owned gas-received             12,355     12,618     12,777
 Underground storage-net                     28       (123)       468
 Exchange gas-net                         1,030       (151)      (104)
 Company use, franchise requirements,
    and unaccounted-for gas                (383)      (546)      (983)
       Total (a)                         34,870     39,044     40,249


      (a)  See "Gas Sold and Transported" in Item 6.

ITEM 2.  PROPERTIES

   All of the principal plants and properties of the Company have been maintained in the ordinary course of business and are believed to be in satisfactory operating condition. The following is a brief description of the principal plants and operating units of the Company.

   The distribution system of the Company, at September 30, 1998, consisted of approximately 2,100 miles of distribution mains and necessary pressure regulators, approximately 129,000 services (pipe connecting the mains with piping on the customers' premises), and approximately 146,000 meters installed on customers' premises. Also, the Company's transmission system consists of approximately 15 miles of transmission pipeline. In addition, the Company has liquefied petroleum gasification and storage facilities. It also owns and has a substantial investment in office and service buildings, garages, repair shops, and motor vehicles, together with the equipment, tools, and fixtures necessary to conduct utility business.

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

   Substantially all of the physical properties now owned or hereafter acquired by the Company are subject to (a) the first-mortgage lien of the Company's mortgage to U.S. Bank Trust, National Association, as Trustee, to secure the principal amount of the Company's outstanding first mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.

ITEM 3.  LEGAL PROCEEDINGS

   See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


                              PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
      STOCKHOLDER MATTERS

   The Company is a wholly owned subsidiary of Peoples Energy.

ITEM 6.  SELECTED FINANCIAL DATA (a)

For fiscal years ended September 30,           1998          1997          1996          1995          1994
OPERATING RESULTS (thousands)
Operating Revenues:
  Residential                                 $111,377      $129,335      $125,502      $104,034      $130,654
  Commercial                                    16,405        19,385        18,769        14,677        21,834
  Industrial                                     3,715         4,360         4,299         3,321         6,392
  Transportation (b)                            11,796        14,800        14,212        13,188        11,185
  Other                                            913           995         1,027         1,309         1,060
    Total Operating Revenues                   144,206       168,875       163,809       136,529       171,125
Less- Gas costs                                 73,043        92,307        86,304        72,815       105,042
    - Revenue taxes                              9,122        10,794        10,751         9,158        10,962
    - Other                                      1,067             -             -             -             -
  Net Operating Revenues                      $ 60,974      $ 65,774      $ 66,754      $ 54,556      $ 55,121
Net Income applicable to common stock         $ 12,986      $ 14,814      $ 16,347      $  9,048      $ 10,378
Dividends declared on common stock            $ 10,878      $ 13,525      $ 11,748      $  5,947      $  7,107

ASSETS AT YEAR-END (thousands)
Property, plant and equipment                 $304,487      $295,631      $284,896      $272,869      $259,375
Less - Accumulated depreciation                107,590       100,957        93,821        86,950        80,639
  Net Property, Plant and Equipment           $196,897      $194,674      $191,075      $185,919      $178,736
Total assets                                  $251,263      $230,694      $237,500      $234,633      $234,364
Capital expenditures - construction           $ 10,841      $ 12,003      $ 13,286      $ 14,901      $ 12,595

CAPITALIZATION AT YEAR-END (thousands)
Common equity                                 $ 94,777      $ 92,669      $ 91,380      $ 86,781      $ 83,680
Long-term debt                                  64,604        64,604        64,664        72,724        76,925
  Total Capitalization                        $159,381      $157,273      $156,044      $159,505      $160,605

CAPITALIZATION AT YEAR-END (percent)
Common equity                                       59            59            59            54            52
Long-term debt                                      41            41            41            46            48
  Total Capitalization                             100           100           100           100           100

GAS SOLD AND TRANSPORTED (MDth)
Gas Sales:
  Residential                                   18,739        21,578        22,789        19,062        20,228
  Commercial                                     2,993         3,531         3,698         2,873         3,641
  Industrial                                       755           846           930           702         1,005
Transportation (b)                              12,383        13,089        12,832        12,468        11,964
  Total Gas Sales and Transportation            34,870        39,044        40,249        35,105        36,838
Margin per Dth delivered                      $   1.75      $   1.68      $   1.66      $   1.55      $   1.50

NUMBER OF CUSTOMERS (average)
Residential                                    132,057       129,488       126,454       122,591       119,190
Commercial                                       8,250         8,164         7,831         7,674         7,656
Industrial                                         898           892           857           820           802
Transportation (b)                               1,865         1,659         1,677         1,626         1,479
  Total Customers                              143,070       140,203       136,819       132,711       129,127

DEGREE DAYS                                      5,564         6,806         7,080         5,897         6,701
Percent of normal (6,536)                           85           104           108            90           103


(a)  The Company is a wholly owned subsidiary of Peoples Energy;
      therefore, per-share data are omitted.
(b)  Includes commercial, industrial, and larger residential customers.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Income

   In 1998, net income decreased $1.8 million, to $13.0 million, principally a result of weather that was 18 percent warmer than the prior year. Increases in labor costs and depreciation expense also contributed to the decline in net income. These effects were offset in part, by a decrease in pension expense (see Note 4A of the Notes to Consolidated Financial Statements) and a decline in the costs associated with outside professional services.

   In 1997, net income applicable to common stock decreased $1.5 million, to $14.8 million, primarily a result of the prior period's gain on the expiration of gas storage contracts. Also hindering fiscal 1997's comparative results were decreased gas deliveries due to weather that was four percent warmer than the previous fiscal year and conservation, increased computer support services associated with the implementation of the new customer information system and increased depreciation expense. Partially offsetting these effects were a decrease in pension expense, a full year's effect of the Company's November 1995 rate increase and decreased net interest expense.

   A summary of variations affecting income between years is presented below, with explanations of significant differences following:

                                          Fiscal 1998          Fiscal 1997
                                           over 1997            over 1996
                                         Amount             Amount
                                        (000's)   Percent   (000's)    Percent
Net operating revenues (a)             $(4,800)    (7.3)    $ (980)    (1.5)
Operation and maintenance expenses      (2,235)    (8.3)    (2,064)    (7.1)
Depreciation expense                       190      2.4        234      3.1
Income taxes                            (1,079)   (11.9)       642      7.6
Other income and deductions                (79)    (1.6)    (1,755)   (56.6)
Net income applicable to common stock   (1,828)   (12.3)    (1,533)    (9.4)
(a) See Management's Discussion and Analysis of Results of Operations and Financial Condition - Net Operating Revenues.


Net Operating Revenues

   Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have little effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Except for the effect of customer conservation that may result from substantial increases in the commodity cost of gas supplies, changes in the unit cost of gas do not significantly affect net income because the Company's tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1L of the Notes to Consolidated Financial Statements.) The Company's tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes and certain customer charges imposed by the state and various municipalities.

   Since income is not significantly affected by changes in revenue from customers' gas purchases from producers or marketers rather than from the Company, changes in gas costs (except for the effect of customer conservation that may result from substantial increases in the commodity cost of gas supplies), or changes in revenue taxes and certain customer charges imposed by the state and various municipalities, the following discussion pertains to "net operating revenues" (operating revenues, net of gas costs, revenue taxes and certain customer charges). The Company considers net operating revenues to be a more pertinent measure of operating results than gross revenues.

   In 1998, net operating revenues decreased $4.8 million, to $61.0 million. Natural gas deliveries decreased 4.2 bcf, to 34.9 bcf, due mainly to the effect of El Nino which caused weather to be 18 percent warmer than 1997 and 15 percent warmer than normal.

   In 1997, net operating revenues decreased $980,000 to $65.8 million. Natural gas deliveries decreased 1.2 bcf, to 39.0 bcf, due to weather that was four percent warmer than in 1996 and conservation. Net operating revenues decreased approximately $1.1 million ($664,000 after income taxes) as a result of warmer weather and conservation. However, a full year's effect of the Company's rate increase improved net operating revenues by approximately $520,000 ($314,000 after income taxes).

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $2.2 million, to $24.8 million, in 1998, due principally to reductions in pension costs ($611,000), environmental costs recovered through rates ($589,000) and in a variety of other non-labor expenses. These effects were offset, in part, by increased labor costs ($347,000).

   In 1997, operation and maintenance expenses decreased $2.1 million, to $27.1 million, due chiefly to an $814,000 decrease in pension expense caused by changes in settlement accounting attributed to employees choosing early retirement and actuarial assumptions (see Note 4A of the Notes to Consolidated Financial Statements), reductions in costs associated with liability insurance premiums and claim settlements ($674,000), and lower reengineering expenses ($433,000).

Depreciation Expense

   Depreciation expense increased $190,000, to $8.1 million, and $234,000, to $7.9 million, in 1998 and 1997, respectively, due largely to depreciable property additions.

Income Taxes

   Income taxes, exclusive of the $157,000 included in other income and deductions, decreased $1.1 million, in 1998, due primarily to lower pre-tax income.

   In 1997, income taxes, exclusive of the $183,000 included in other income and deductions, increased $642,000, to $9.0 million, due mainly to higher pre-tax income.

Other Income and Deductions

   In 1998 other income and deductions increased $79,000, from the prior period due to higher other interest expense and lower other income.

   In 1997, other income and deductions increased $1.8 million from the prior year, due chiefly to the prior period's gain associated with the expiration of natural gas storage contracts. Partially offsetting this increase were reductions in interest expense on long-term debt, resulting from the Company's early redemption of first mortgage bonds, and other interest expense.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

Accounting Standards.  The Company adopted Statement of Position
(SOP) 96-1, "Environmental Remediation Liabilities," in fiscal
1998.  (See Note 1N of the Notes to the Consolidated Financial
Statements.)

Large-Volume Gas Service Agreements. The Company has entered into gas service contracts with certain large-volume customers under a specific rate schedule approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utility's distribution system. The impact on the net income of the Company as a result of these contracts is not material.

Fixed Gas Charge Filing. On October 26, 1998, the Company made a filing with the Commission under which the price for natural gas would be set at a fixed level for at least the next five years. By eliminating the monthly price fluctuations, the Company could shield customers from price increases, although gas bills would still reflect customers' increased usage during colder weather. As the Company would assume and manage this risk, it would have an opportunity to earn a profit on this initiative. (See Competition and Deregulation in Item 1.)

Operating Statistics. The following table represents gas distribution margin components:

For fiscal years ended September 30, 1998         1997          1996
Operating Revenues (thousands):
  Gas sales
    Residential                    $111,377     $129,335      $125,502
    Commercial                       16,405       19,385        18,769
    Industrial                        3,715        4,360         4,299
                                    131,497      153,080       148,570

  Transportation
    Residential                       1,282        2,782         1,852
    Commercial                        5,829        5,016         6,307
    Industrial                        4,179        5,128         5,683
    Contract Pooling                    506        1,874           370
                                     11,796       14,800        14,212

  Other                                 913          995         1,027

Total Operating Revenues            144,206      168,875       163,809
Less- Gas Costs                      73,043       92,307        86,304
    - Revenue Taxes                   9,122       10,794        10,751
    - Other                           1,067            -             -
Net Operating Revenues             $ 60,974     $ 65,774      $ 66,754

Deliveries (MDth):
  Gas Sales
    Residential                      18,739       21,578        22,789
    Commercial                        2,993        3,531         3,698
    Industrial                          755          846           930
                                     22,487       25,955        27,417

  Transportation (a)
    Residential                         638        2,756         1,415
    Commercial                        5,635        3,936         5,145
    Industrial                        6,110        6,397         6,272
                                     12,383       13,089        12,832

Total Gas Sales and Transportation   34,870       39,044        40,249

Margin per Dth delivered           $   1.75     $   1.68      $   1.66

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

Credit Lines. Peoples Gas has lines of credit of $129.4 million of which the Company may borrow up to $30 million. At
September 30, 1998, Peoples Gas and the Company had unused credit available from banks of $120.4 million. (See Note 9 of the Notes to Consolidated Financial Statements.)

Cash Flow Activities. Net cash provided by operating activities increased $8.1 million in 1998, primarily due to changes in other deferred credits and payables. These effects were partially offset by changes in other assets. In 1997, net cash provided by operating activities decreased by $7.6 million, due chiefly to changes in accounts payable and gas in storage. Partially offsetting these items were increases in net receivables and other assets. In 1996, net cash provided by operating activities increased $4.8 million, due primarily to changes resulting from increased net income, due mainly to colder weather and the rate increase, and from accounts payable, partially offset by other assets and gas sales revenue refundable.

   Net cash used in investing activities for 1998, 1997, and 1996 mainly represents the level of capital expenditures in the respective years.

   Net cash used in financing activities for 1998 and 1997 primarily reflects dividends paid on common stock. In 1996, net cash used in financing activities reflects the redemption of previously issued debt and higher dividends paid on common stock due to the increase in net income.

Indenture Restrictions. The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1998, such restrictions amounted to $11.6 million out of total retained earnings of $70.0 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

Interest Coverage. The fixed charges coverage ratios for the Company for fiscal 1998, 1997, and 1996 were 5.07, 5.74, and 5.62, respectively. The decrease for fiscal 1998 is due to lower pre-tax income resulting from warmer weather. The increase for fiscal year 1997 is due to lower interest expense on bank loans, amounts refundable to customers and long-term debt. The ratio for fiscal year 1996 reflects the redemption of long-term debt and higher pre-tax income resulting from colder weather and the Commission approved rate increase. (See Results of Operations - Net Income.)

Debt Ratings. The long-term debt of the Company is rated Aa2 by Moody's Investors Service and AA- by Standard & Poor's Corporation. Moody's upgraded its rating from Aa3 in November 1997. Standard & Poor's Corporation last changed its rating in 1985. The commercial paper of the Company has the top rating from the major rating agencies.

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 2A of the Notes to Consolidated Financial Statements.)

   In 1994, the Company received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. The Company filed a declaratory judgment action in the District Court for the Northern District of Illinois asking the court to declare that the Company is not liable for response costs relating to the site. The defendant filed a counterclaim for costs incurred by the defendant with respect to the site. In 1997, the District Court granted the Company's motion for summary judgement, declaring that the Company is not liable for any response costs in connection with the Denver site. On August 5, 1998, the U.S. Court of Appeals, Seventh Circuit, reversed the District Court's decision and remanded the case for determination of what liability, if any, the former entity has and therefore the Company has for activities at the site. (See Note 2B of the Notes to Consolidated Financial Statements.)

   On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming the Company and four other parties as defendants. The complaint alleges violations of certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the Sate of Illinois. The complaint alleges that the violations are the result of a gasoline release that occurred in Wheeling, Illinois, in June 1992 when a contractor who was installing a pipeline for the Company accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. The Company is contesting this suit. (See Note 2C of the Notes to Consolidated Financial Statements.)

Year 2000. The Company obtains its information technology services from or through Peoples Gas. The Company began its efforts to assess the Year 2000 compliance of its mainframe computer systems in March 1996. The Company has since developed a comprehensive Year 2000 readiness plan that incorporates all of the information technology systems, including computer hardware and software, and its embedded systems equipment, including telecommunications equipment used by the Company. The plan also includes a review of the Year 2000 compliance efforts of its key suppliers and customers and Year 2000 contingency planning.

   For all internal information technology systems developed for the Company by Peoples Gas, Year 2000 compliance efforts proceed through the following phases: inventory, assessment, remediation, testing, and implementation. Rather than completing each phase for all systems prior to proceeding to the next phase, the Company progresses through all phases on a system-by-system basis, gradually implementing each fully-compliant system.

   The Year 2000 compliance phases utilize a combination of consultants and employees of Peoples Gas. Once a fully-tested application has been implemented, Peoples Gas employees follow established procedures to maintain the compliance of the implemented systems. Peoples Gas also has retained a quality assurance expert to ensure that any subsequent modifications to the application do not impact its compliant status.

   As of September 30, 1998, 18 of the Company's 37 mainframe applications have been fully remediated, tested and implemented, two are in the testing phase, and nine have been (or are in the process of being) eliminated. The eight remaining mainframe applications are scheduled to be replaced by the Company's new mainframe customer information system and are not expected to be remediated. Additionally, 36 mainframe system modules have been remediated and are now in the testing phase. Many of the non-mainframe applications, spreadsheets and interfaces used by the Company have also reached the implementation stage; and most others are in the remediation phase. The Company expects to implement all critical internal systems (other than the customer information system to be used by Peoples Gas and the Company) by no later than March 31, 1999; complete implementation of all non-critical internal systems by April 30, 1999; and complete installation and testing of the customer information system by the end of fiscal year 1999.

   As part of its Year 2000 Project, the Company has also contacted the vendors of its licensed or purchased hardware and software to determine the Year 2000 compliance status of their products. As of September 30, 1998, the Company has received responses from 85% of the vendors and is in the process of replacing, upgrading or eliminating non-compliant vendor products as appropriate. The Company also plans to have certain products, such as its desktop computer inventory, compliant-tested in order to minimize the risks associated with reliance on vendor representations.

   The Company is in the process of determining whether its embedded systems equipment is Year 2000 compliant. It has completed an inventory of all equipment containing embedded systems, including telecommunications equipment and facilities.
The Company has also contracted with a consultant that has significant utility and engineering expertise to assist with the embedded systems efforts. The Company is currently in the process of determining the Year 2000 compliance status of the inventory and expects to complete this assessment by January 1999. During the assessment phase, the Company will also begin testing, repairing or replacing any critical equipment identified as not Year 2000 compliant. Its timetable for implementing compliant equipment will depend on the availability of compliant equipment.

   The Company currently has a written conceptual contingency plan to address risks to it created by its or third parties' systems and embedded technology that are not Year 2000 compliant. It has engaged the consultant referenced above to assist in developing detailed and comprehensive business continuity and contingency plans to address possible failures in the area of embedded systems equipment. These plans are scheduled to be completed by December 1998. The Company also plans to further develop its contingency plans with respect to information technology-related failures and critical supplier failures.

   The Company has contacted its key suppliers to determine their Year 2000 compliance efforts. It has received written assurances from many key suppliers that they are making the necessary Year 2000 efforts, and it is in the process of following up with other key suppliers that did not respond to written inquiries.

   Essential elements of the business of the Company are dependent on certain key third parties (for example, pipeline suppliers, banks, electric utilities and telecommunication companies). A material failure by any such key third party could significantly disrupt the Company's business. Peoples Gas is in the process of detailing and finalizing contingency plans to address potential disruptions that may be caused by third parties.

   Peoples Gas currently estimates that it will incur expenses of approximately $1.6 million through fiscal year 1999 to complete its Year 2000 compliance efforts, in addition to the $4.0 million already incurred through September 30, 1998 and an appropriate portion of these expenses has been and/or will be billed to the Company. This estimate does not include costs to repair or replace critical embedded systems equipment that is non-compliant, which has yet to be determined. Management does not expect the cost of its' Year 2000 compliance efforts to have a material adverse impact on the financial position or results of operations of Peoples Gas or the Company.

Market Risk Management. The Company utilizes long-term debt as a primary source of capital. While both fixed and variable rate debt maybe utilized by the Company, all of the Company's existing long-term debt instruments carry a fixed rate of interest, subject to certain restrictions on optional redemptions, the fixed rate debt instruments can be refinanced at lower interest rates if the Company deems it to be economical. (See Note 10 of the notes to Consolidated Financial Statements.)


CAPITAL RESOURCES

Capital Spending. Capital expenditures for additions, replacements, and improvements to the utility plant were $10.8 million in 1998, $12.0 million in 1997, and $13.3 million in 1996.

   In fiscal 1998 and 1997 expenditures decreased $1.2 and $1.3 million, respectively, from prior years. Both years reflect the Company's commitment to its cost containment program.

   While capital expenditures for fiscal 1999 are estimated to be $15.2 million, an increase of $4.4 million from 1998, the 1999 amount reflects a level that is consistent with the financial goals and needs of the Company.

   There are no sinking fund requirements for long-term debt due in fiscal 1999. (See Note 10A of the Notes to Consolidated Financial Statements.)

   The Company anticipates that future cash needs for capital expenditures and sinking fund requirements and maturities will be met through internally generated funds, intercompany loans from Peoples Energy, borrowing arrangements with banks and/or the issuance of commercial paper on an interim basis, and periodic long-term financing involving first mortgage bonds or equity from Peoples Energy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Quantitative and Qualitative Disclosure about Market Risk is reported under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                             Page

Statement of Management's Responsibility                       17

Report of Independent Public Accountants                       18

Consolidated Statements of Income for fiscal years ended
  September 30, 1998, 1997, and 1996                           19

Consolidated Statements of Retained Earnings for fiscal
  years ended September 30, 1998, 1997, and 1996               19

Consolidated Balance Sheets at September 30, 1998 and 1997     20

Consolidated Capitalization Statements at September 30, 1998
  and 1997                                                     21

Consolidated Statements of Cash Flows for fiscal years ended
  September 30, 1998, 1997, and 1996                           22

Notes to Consolidated Financial Statements                     23


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

   The Audit Committee of the Board of Directors of Peoples Energy, comprised of five outside directors, meets periodically with management, the internal auditors, and Arthur Andersen LLP, jointly and separately, to assure that appropriate responsibilities are discharged. These meetings include discussion and review of accounting principles and practices, internal accounting controls, audit results, and the presentation of financial information in the annual report of Peoples Energy.






REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To North Shore Gas Company:

    We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of North Shore Gas Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies at September 30, 1998 and 1997, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies at September 30, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

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


                                        ARTHUR ANDERSEN LLP


Chicago, Illinois
October 30, 1998

CONSOLIDATED STATEMENTS OF INCOME
                                            North Shore Gas Company
For fiscal years ended September 30,     1998      1997      1996
                                               (Thousands)

Operating Revenues:
Gas sales                              $131,497  $153,080  $148,570
Transportation                           11,796    14,800    14,212
Other                                       913       995     1,027
Total Operating Revenues                144,206   168,875   163,809
Operating Expenses:
Gas costs                                73,043    92,307    86,304
Operation                                21,949    24,131    25,893
Maintenance                               2,880     2,933     3,235
Depreciation                              8,053     7,863     7,629
Taxes- Income                             7,967     9,046     8,404
     - State and local revenue            9,122    10,794    10,751
     - Other                              3,273     2,133     2,147
Total Operating Expenses                126,287   149,207   144,363
Operating Income                         17,919    19,668    19,446
Other Income and (Deductions):
Interest income                             376       447       414
Interest on long-term debt               (4,625)   (4,627)   (4,937)
Other interest expense                     (565)     (441)     (804)
Income taxes                               (157)     (183)   (1,750)
Miscellaneous - net (see Note 7)             38       (50)    3,978
Total Other Income and Deductions        (4,933)   (4,854)   (3,099)
Net Income Applicable to Common Stock  $ 12,986  $ 14,814  $ 16,347



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                              North Shore Gas Company
For fiscal years ended September 30,           1998    1997      1996
                                                   (Thousands)

Balance at Beginning of Year                 $67,912  $66,623   $62,024
 Add - Net Income                             12,986   14,814    16,347
 Deduct- Dividends declared on common stock   10,878   13,525    11,748
Balance at End of Year                       $70,020  $67,912   $66,623

The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS

                                                                          North Shore Gas Company
At September 30,                                                             1998          1997
                                                                          (Thousands)
Assets
Capital Investments:
Property, plant and equipment, at original cost                           $304,487      $295,631
Less - Accumulated depreciation                                            107,590       100,957
Net property, plant and equipment                                          196,897       194,674
Other investments                                                               22            21
Total Capital Investments - Net                                            196,919       194,695

Current Assets:
Cash and cash equivalents                                                    4,666           344
Receivables -
   Customers, net of allowance for uncollectible
       accounts of $705 and $898, respectively                               3,811         4,960
   Other                                                                       828         1,707
Accrued unbilled revenues                                                    2,629         2,634
Materials and supplies, at average cost                                      2,729         2,976
Gas in storage, at last-in, first-out cost                                   9,917        10,003
Gas costs recoverable through rate adjustments                                 614         1,836
Regulatory assets (see Note 1H)                                              1,208         2,320
Prepayments                                                                    317           246
Total Current Assets                                                        26,719        27,026
Other Assets:
Non-current regulatory assets (see Note 1H)                                 23,895         6,204
Deferred charges                                                             3,730         2,769
Total Other Assets                                                          27,625         8,973
Total Assets                                                              $251,263      $230,694


Capitalization and Liabilities
Capitalization (see Consolidated Capitalization Statements)               $159,381      $157,273
Current Liabilities:
Interim loans                                                                    -         2,110
Accounts payable                                                            22,953        18,884
Dividends payable on common stock                                            2,429         5,511
Customer gas service and credit deposits                                     5,705         5,634
Accrued taxes                                                                1,305         1,952
Gas sales revenue refundable through rate adjustments                        1,163           411
Accrued interest                                                             2,034         2,037
Total Current Liabilities                                                   35,589        36,539
Deferred Credits and Other Liabilities:
Deferred income taxes - primarily accelerated depreciation (see Note 5C)    23,052        20,416
Investment tax credits being amortized over
   the average lives of related property                                     3,437         3,592
Other                                                                       29,804        12,874
Total Deferred Credits and Other Liabilities                                56,293        36,882
Total Capitalization and Liabilities                                      $251,263      $230,694

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED CAPITALIZATION STATEMENTS


                                                North Shore Gas Company
At September 30,                                    1998       1997
                                        (Thousands, except number of shares)
Common Stockholder's Equity:
Common stock, without par value -
   Authorized 5,000,000 shares
   Outstanding 3,625,887 shares                  $ 24,757    $ 24,757
Retained earnings (see Consolidated Statements
   of Retained Earnings)                           70,020      67,912
Total Common Stockholder's Equity                  94,777      92,669

Long-Term Debt:
Exclusive of sinking fund payments and maturities
   due within one year
   First and Refunding Mortgage Bonds -
      8% Series J, due November 1, 2020            24,699      24,699
      6-3/8% Series K, due October 1, 2022         24,905      24,905
      6.37% Series L, due May 1, 2003              15,000      15,000
Total Long-Term Debt                               64,604      64,604
Total Capitalization                             $159,381    $157,273

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             North Shore Gas Company
For fiscal years ended September 30,                      1998        1997        1996
                                                                 (Thousands)

Operating Activities:
Net Income                                               $12,986     $14,814     $16,347
Adjustments to reconcile net income to net cash:
  Depreciation                                             8,053       7,863       7,629
  Deferred income taxes and investment tax credits - net   1,691         126        (425)
  Change in other deferred credits and other liabilities  17,719         319       1,168
  Change in deferred charges                             (18,652)      2,081      (1,670)
  Other                                                        -           -          11
  Change in current assets and liabilities:
    Receivables - net                                      2,028       2,277      (3,776)
    Accrued unbilled revenues                                  5       1,146      (1,064)
    Materials and supplies                                   247        (867)         89
    Gas in storage                                            86        (376)      8,769
    Gas costs recoverable                                  1,222         664       1,573
    Regulatory assets                                      1,112       5,217      (4,295)
    Payables                                               4,069      (8,045)     12,640
    Customer gas service and credit deposits                  71         365        (295)
    Accrued taxes                                           (647)       (345)      1,028
    Gas sales revenue refundable                             752      (2,778)     (7,756)
    Accrued interest                                          (3)          -         266
    Prepayments                                              (71)        125         (24)
  Net Cash Provided by Operating Activities               30,668      22,586      30,215

Investing Activities:
Capital expenditures - construction                      (10,841)    (12,003)    (13,286)
Other assets                                                 566         633         482
Other capital investments                                     (1)         (1)          -
Net Cash Used in Investing Activities                    (10,276)    (11,371)    (12,804)

Financing Activities:
Interim loans - net                                       (2,110)        185       1,925
Retirement of long-term debt                                   -         (60)    (12,060)
Dividends paid on common stock                           (13,960)    (11,385)     (9,971)
Net Cash Used in Financing Activities                    (16,070)    (11,260)    (20,106)

Net Increase (Decrease) in Cash and Cash Equivalents       4,322         (45)     (2,695)
Cash and Cash Equivalents at Beginning of Year               344         389       3,084
Cash and Cash Equivalents at End of Year                 $ 4,666     $   344     $   389


The Notes to Consolidated Financial Statements are an integral part of these statements.


                      North Shore Gas Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A     Principles of Consolidation

  All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Certain items previously reported for years prior to 1998 have been reclassified to conform with the current-year presentation.

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

1C     Concentration of Credit Risk

  The Company provides natural gas service to about 143,000 customers within approximately 275 square miles in Northeastern
Illinois. Credit risk for the Company is spread over a diversified base of residential, commercial, and industrial customers.

  The Company encourages customers to participate in its long-standing budget payment program that allows the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, when appropriate, to minimize uncollectible write-offs.

1D     Revenue Recognition

  Gas sales and transportation revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

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

   The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:

For fiscal years ended
September 30,               1998     1997     1996

Provision for depreciation  3.1%      3.1%     3.1%


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

   The following regulatory assets were reflected in Current Assets and Other Assets in the Consolidated Balance Sheets at September
30, 1998 and 1997:


                                                          1998      1997
                                                           (Thousands)
Environmental costs, net of recoveries (see Note 2A)    $25,008    $6,899
Transition costs from pipeline supplier                       -     1,422
Rate case expenses                                            6        82
Discount, premium, expenses, and loss on reacquired bonds    87       113
Other                                                         2         8
Total regulatory assets                                 $25,103    $8,524


1I     Income Taxes

   The Company follows the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on the Company, certain adjustments made to deferred income taxes are, in turn, debited or credited to regulatory assets or liabilities. (See Note 5C.)

   Each Company within the consolidated group nets its income tax related regulatory assets and liabilities. At September 30, 1998 and 1997, net regulatory income tax liabilities recorded in Other
Liabilities amounted to $5.0 million and $5.2 million, respectively.

   Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

   The preceding deferred-tax and tax-credit accounting conforms with regulations of the Commission.

1J     Gas in Storage

   Storage injections are priced at the fiscal-year average of costs of supply. Withdrawals from storage are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory, at September 30, 1998 and 1997, exceeded the LIFO cost by approximately $12.8 million and $16 million, respectively.

1K     Statement of Cash Flows

   For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

   Income taxes and interest paid (excluding capitalized interest) were as follows:

For fiscal years ended     1998     1997     1996
September 30,
                                 (Thousands)

Income taxes paid         $6,209    $9,053    $9,435
Interest paid              5,064     4,889     5,119

1L     Recovery of Gas Costs

   Under the tariffs of the Company, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs).

   For each gas utility, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding the Company for fiscal years 1997 and 1998 are currently pending before the Commission. (See Competition and Deregulation in Item 1.)

1M     Recovery of Costs of Environmental Activities Relating to
Former Manufactured Gas Operations

   The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. For each utility with such a rate mechanism, the Commission conducts annual proceedings regarding the reconciliation of revenues from the rate mechanism and related costs. In such proceedings, costs recovered by a utility through the rate mechanism are subject to challenge. No such proceedings are currently pending before the Commission.

1N Accounting Standards

   The Company adopted SOP 96-1, "Environmental Remediation
Liabilities," in fiscal 1998. The application of the statement did not have a material effect on the Company's financial condition or results of operations.

2.  ENVIRONMENTAL MATTERS

2A     Former Manufactured Gas Plant Operations

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

   The Company is accruing and deferring the costs it incurs in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 1998, the total of the costs deferred by the Company, net of recoveries and amounts billed to other entities, was $25.0 million. This amount includes the Company's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. This estimate is based upon a comprehensive review by the Company and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites as well as the likelihood of whether such action will be necessary. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to its former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with two Manufactured Gas Sites in Waukegan. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. At this time, management cannot determine the timing and extent of the Company's recovery of costs from its insurance carriers. Accordingly, the costs deferred at September 30, 1998 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by the Company for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At September 30, 1998, it had recovered $7.2 million of such costs through rates.

2B Former Mineral Processing Site in Denver, Colorado

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

   The Company filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asks the court to declare that the Company is not liable for response costs at the Denver site. Salomon filed a counterclaim for costs incurred by Salomon and Shattuck with respect to the site. In 1997, the District Court granted the Company's motion for summary judgment, declaring that the Company is not liable for any response costs in connection with the Denver site.

   On August 5, 1998, the U.S. Court of Appeals, Seventh Circuit, reversed the District Court's decision and remanded the case for determination of what liability, if any, the former entity has and therefore the Company has for activities at the site.

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

2C     Gasoline Release in Wheeling, Illinois

   In June 1995, the Company received a letter from the IEPA informing the Company that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming the Company and four other parties as defendants. The complaint alleges that the violations are the result of a gasoline release that occurred in Wheeling, Illinois in June 1992, when a contractor who was installing a pipeline for the Company accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. The Company is contesting this suit. The Company believes that a substantial portion of any cost incurred by the Company in connection with this matter is recoverable from its insurance carrier. Accordingly, management does not believe the outcome of this matter will have a material adverse effect on financial position or results of operations of the Company.


3.  COVENANTS REGARDING RETAINED EARNINGS

   The Company's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1998, such restrictions amounted to $11.6 million out of the Company's total retained earnings of $70.0 million.


4.  RETIREMENT AND POSTEMPLOYMENT BENEFITS

4A     Pension Benefits

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



   Net pension cost for all plans for fiscal 1998, 1997, and 1996 included the following components:

                                               1998     1997    1996
                                                    (Millions)

Service cost - benefits earned during year     $ 0.8    $0.8    $1.0
Interest cost on projected benefit obligations   2.0     1.9     2.0
Actual return on plan assets (gain)             (5.4)   (6.0)   (3.9)
Net amortization and deferral                    2.8     3.7     1.7
Settlement accounting                           (0.7)   (0.3)    0.1
Net pension cost                               $(0.5)   $0.1    $0.9


   In 1998 and 1997 the Company recognized a net gain of $700,000 and $300,000 respectively, and a net loss of $100,000 in 1996 from the settlement of portions of pension plan obligations.

   The calculation of pension cost assumed a long-term rate of return on assets of 9.0 percent for 1998 and 1997, and 8.5 percent for 1996. The settlement accounting cost for all years was determined using a discount rate of 7.5 percent and assumed future compensation increases of 4.5 percent per year.

   The following table shows the estimated funded status of the Company's pension plans at September 30, 1998 and 1997:


                                                        1998   1997
                                                         (Millions)

Plan assets at market value                             $34.9 $31.3
Actuarial present value of plan benefits:
  Vested                                                 18.4  18.2
  Non-vested                                              3.3   2.7
Accumulated benefit obligation                           21.7  20.9
Effect of projected future compensation increases         7.1   5.8
Projected benefit obligation                             28.8  26.7
Excess of plan assets over projected benefit obligation   6.1   4.6
Less:
  Unrecognized transition asset                           0.3   0.3
  Unrecognized prior service cost                        (0.2) (0.2)
  Unrecognized net gain                                   6.5   5.4
Non-qualified plan contributions 7-1-98 to 9-30-98        0.1     -
Recognition of non-qualified plan
  additional minimum liability                             -   (0.1)
Accrued pension liability                              $(0.4) $(1.0)


   The projected benefit obligation and plan assets at September 30, 1998 and 1997, are based on a July 1 measurement date using a discount rate of 7.0 percent for 1998 and 7.5 percent for 1997 and assumed future compensation increases of 4.5 percent per year.
Plan assets consist primarily of marketable equity and fixed-income securities.

4B     Other Postretirement Benefits

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

   Net postretirement benefit cost for all plans for fiscal 1998, 1997, and 1996 included the following components:


                                              1998    1997    1996
                                                   (Millions)

Service cost - benefits earned during year     $0.3    $0.3    $0.3
Interest cost on projected benefit obligation   0.8     0.7     0.7
Actual return on plan assets (gain)            (0.7)   (0.5)   (0.2)
Amortization of transition obligation           0.4     0.4     0.4
Net amortization and deferral                   0.4     0.3     0.1
Net postretirement benefit cost                $1.2    $1.2    $1.3



   The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 9.0 percent for 1998 and 1997 and
7.5 percent for 1996.

   Of the above total postretirement costs recognized for fiscal years 1998, 1997, and 1996, $500,000, $600,000, and $600,000,
respectively, were funded through trust funds for future benefit payments.

   The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1998 and 1997:



                                                       1998      1997
                                                         (Millions)

Plan assets at market value                             $3.8      $2.8
Accumulated postretirement benefit obligation (APBO):
  Retirees                                               6.0       6.5
  Fully eligible active plan participants                0.8       0.8
  Other active plan participants                         2.6       2.7
Total APBO                                               9.4      10.0
Deficiency of plan assets over the APBO                 (5.6)     (7.2)
Less:
  Unrecognized transition obligation                    (5.4)     (6.8)
  Unrecognized net gain                                  0.6       0.4
Contributions: July 1 to September 30                    0.8       0.8
Accrued postretirement benefit asset (liability)         $ -       $ -


   The total APBO and plan assets at September 30, 1998 and 1997, are based on a July 1 measurement date using a discount rate of 7.0 percent for 1998 and 7.5 percent for 1997 and assumed future compensation increases of 4.5 percent per year. Plan assets consist primarily of marketable equity and fixed-income securities.


   For measurement purposes, a health care cost trend rate of 7.9 percent was assumed for fiscal 1998, and that rate thereafter will decline gradually to 4.75 percent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1998, by $800,000 and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $100,000 annually.

5.  TAX MATTERS

5A     Provision for Income Taxes

  Total income tax expense as shown on the Consolidated Statements of Income is composed of the following:


For fiscal years ended September 30,  1998      1997      1996
                                           (Thousands)
Current:
  Federal                            $5,314    $7,519    $ 8,715
  State                               1,120     1,584      1,864
  Total current income taxes          6,434     9,103     10,579
Deferred:
  Federal                             1,450       162       (278)
  State                                 382       111         11
  Total deferred income taxes         1,832       273       (267)
Investment tax credits - net:
  Federal                              (180)     (189)      (189)
  State                                  39        42         31
  Total investment tax credits - net   (141)     (147)      (158)
Total provision for income taxes     $8,125    $9,229    $10,154



5B     Tax Rate Reconciliation

   The following is a reconciliation between the computed federal income tax expense (tax rate of 35 percent times pre-tax book income) and the total provision for federal income tax expenses:


For fiscal years ended September 30,       1998              1997             1996
                                              Percent           Percent        Percent
                                                 of              of               of
                                       Amount  Pre-tax  Amount Pre-tax Amount  Pre-tax
                                      (000's)  Income  (000's)  Income (000's)  Income
Computed federal income
  tax expense                         $6,849   35.00   $7,807   35.00  $8,608   35.00
Amortization of deferred taxes         (153)  (0.78)    (155)  (0.70)   (182)  (0.74)
Other, net                              (112)  (0.58)    (160)  (0.73)   (178)  (0.74)
Total provision for federal
  income taxes                        $6,584   33.64   $7,492   33.57  $8,248   33.52


5C     Deferred Income Taxes

   Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):



At September 30,                             1998       1997
                                               (Thousands)

Deferred tax liabilities:
  Property - accelerated depreciation and
     other property related items           $25,302   $23,910
  Other                                       2,323       995
  Total deferred income tax liabilities      27,625    24,905
Deferred tax assets:
  Net regulatory liabilities -
     income tax amounts                      (1,972)   (2,062)
  Unamortized investment credits             (1,363)   (1,427)
  Other                                      (1,238)   (1,000)
  Total deferred income tax assets           (4,573)   (4,489)
Net deferred income tax liabilities         $23,052   $20,416


6.  ASSETS SUBJECT TO LIEN

   The Indenture of Mortgage, dated April 1, 1955, as supplemented, securing the first mortgage bonds issued by the Company, constitutes a direct, first-mortgage lien on substantially all property owned by the Company.


7.  OTHER INCOME AND DEDUCTIONS - MISCELLANEOUS


For fiscal years ended September 30,             1998    1997      1996
                                                      (Thousands)

Amortization of (gain) loss on reacquired bonds   $11    $(125)   $  (93)
Interest on amounts recoverable from customers     23       42       224
Gain on expiration of gas storage contracts         -        -     3,717
Other                                               4       33       130
Total other income and deductions - miscellaneous $38    $ (50)   $3,978


8.  CAPITAL COMMITMENTS

   Total contract and purchase order commitments of the Company at September 30, 1998, amounted to approximately $1.1 million.

9.  SHORT-TERM BORROWINGS AND CREDIT LINES



At September 30,            1998          1997
                               (Thousands)
Bank Loans
Peoples Gas
  8.50% due March 27, 1998  $      -      $    700
Commercial Paper
North Shore Gas
  due October 1, 1997       $      -      $  2,110
Peoples Gas
  due October 1, 1998       $  2,300      $      -
  due October 23, 1998         6,600             -
Letters of Credit
  Peoples Gas               $    100      $    100
Available lines of credit
  Unused bank lines         $120,400      $126,490



   Short-term cash needs of the Company and Peoples Gas are met through intercompany loans from Peoples Energy, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans, letters of credit and commercial paper issuances cannot at any time exceed total bank credit then in effect.

   At September 30, 1998 and 1997, Peoples Gas and the Company had combined lines of credit totaling $129.4 million. Of these amounts, the Company could borrow up to $30 million. Agreements covering $92 million of the total at September 30, 1998 will expire on August 29, 1999; the agreement covering the remaining $37.4 million will expire on January 31, 2000. Such lines of credit cover projected short-term credit needs of Peoples Gas and the Company and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. Payment for the lines of credit is by fee.


10.  LONG-TERM DEBT

10A Sinking Fund Requirements and Maturities

   At September 30, 1998, long-term debt sinking fund requirements and maturities for the next five years are:

Fiscal       Amount
Year         (thousands)
  1999             -
  2000             -
  2001             -
  2002             -
  2003           15,000

10B  Fair Value of Financial Instruments

   At September 30, 1998, the carrying amount of the Company's long-term debt of $64.6 million had an estimated fair value of $66.8 million. At September 30, 1997, the carrying amount of the Company's long-term debt of $64.6 million had an estimated fair value of $67.6 million. The estimated fair value of the Company's long-term debt is based on quoted market prices or yields for issues with similar terms and remaining maturities. Since the Company is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's shareholder. The carrying amount of all other financial instruments approximates fair value.

11.  QUARTERLY FINANCIAL DATA (Unaudited)

   All four quarters of fiscal 1998 reflected weather that was significantly warmer than during the comparable quarters of fiscal 1997.

                                             Net Income
                   Operating   Operating   Applicable to
Fiscal Quarters     Revenues    Income      Common Stock
                  (Thousands)

1998
  Fourth          $ 14,071    $   396      $     (721)
  Third             24,321      2,555           1,459
  Second            55,715      8,348           7,037
  First             50,099      6,619           5,211

1997
  Fourth          $ 14,597    $  (848)     $   (1,975)
  Third             25,648      3,615           2,490
  Second            77,581      9,855           8,600
  First             51,049      7,046           5,699


12. EVENT (UNAUDITED) SUBSEQUENT TO THE AUDITOR'S REPORT
    DATED OCTOBER 30, 1998

    ENVIRONMENTAL MATTERS

    Former Manufactured Gas Plant Operations

    The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to the Company's former manufactured gas operations. In November 1998, the Company entered into a settlement agreement with one of its insurance carriers. Given the regulatory treatment discussed in Note 2A, the settlement will not have an effect on income.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS

                                                       Company
 Name, Principal Occupation,              Age at     Directorship
   and Other Directorships               11-01-98       Since

Donald M. Field                             48          1998
  Executive Vice President of the Company,
  Peoples Energy, and Peoples Gas; Director of
  Peoples Gas.

James Hinchliff                             58          1985
  Senior Vice President and General Counsel of the Company, Peoples Energy, and Peoples Gas; Director of Peoples Gas.

James M. Luebbers                           52          1998
  Vice President and Controller
  of the Company, Peoples Energy,
  and Peoples Gas; Director of Peoples Gas.

Thomas M. Patrick                           52          1997
President and Chief Operating Officer of the Company, Peoples Energy, and Peoples Gas;
  Director of Peoples Energy and Peoples Gas.

Richard E. Terry                            61          1982
  Chairman of the Board and Chief Executive
  Officer of the Company, Peoples Energy, and
  Peoples Gas; Director of Peoples Energy
  and Peoples Gas.  Mr. Terry is also a
  director of Harris Bankcorp, Inc., Harris Trust and Savings Bank, Bankmont Financial Corp., and Amsted Industries.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
(Continued)

IDENTIFICATION OF EXECUTIVE OFFICERS

                          Position at                    Age at      Position
    Name                November 01, 1998                11-01-98    Held Since

Katherine A. Donofrio     Vice President                   41            1997

Willard S. Evans, Jr.     Vice President                    43           1997

Donald M. Field       Executive Vice President              48           1998

Joan T. Gagen            Vice President                     47           1994

James Hinchliff     Senior Vice President and               58           1989
                        General Counsel

John C. Ibach       Vice President                           51          1992

Peter H. Kauffman   Assistant General Counsel and Secretary  52          1998

James M. Luebbers   Vice President and Controller            52          1998

William E. Morrow   Vice President                           42          1996

Thomas M. Patrick   President and Chief Operating Officer    52          1998

Desiree Rogers      Vice President                           39          1997

Richard E. Terry    Chairman of the Board and                61          1990
                        Chief Executive Officer

Charles L. Thompson Vice President                           51          1998

   Directors and executive officers of the Company were elected to serve for a term of one year or until their successors are duly elected and qualified, except for Ms. Donofrio, Mr. Evans, and Ms. Rogers, who were appointed.

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

                       SUMMARY COMPENSATION TABLE

                                         Long Term Compensation
                      Annual Compensation        Awards
                                             Restricted Stock                All Other
   Name and                                   Award(s) (1)(2)  Options/SARs  Compensation
Principal Position Year  Salary ($)   Bonus ($)       ($)         (#)         (3)($)
Richard E.Terry     1998  600,000      N/A (4)     192,828       20,600       18,000
Chairman and        1997  548,500     237,900      152,663       17,800       16,455
Chief Executive     1996  473,500     191,600      145,722       21,200       14,205
Officer



(1) The total number of restricted shares held by Mr. Terry and the aggregate market value of such shares at September 30, 1998, was 14,685 shares valued at $528,660.00. Dividends are paid on the restricted shares at the same time and at the same rate as dividends paid to all shareholders of common stock. Aggregate market value is based on a per share price of $36.00, the closing price of Peoples Energy's stock on the New York Stock Exchange composite transactions on September 30, 1998.

(2) Restricted stock awards granted to date vest in equal annual increments over a five year period. If a recipient's employment with the Company terminates, other than by reason of death, disability or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. In addition, the Compensation-Nominating Committee (and with respect to the CEO, the Compensation-Nominating Committee, subject to the approval of the non-employee directors) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the Long-Term Incentive Compensation Plan. Total restricted stock awarded to Mr. Terry for 1996 constitutes 5,275 shares, of which 1,055 shares vested in 1997; 1,055 shares vested in 1998; 1,055 shares will vest in 1999; 1,055 shares will vest in 2000; and the remaining 1,055 shares will vest in 2001. Total restricted stock awarded to Mr. Terry for 1997 constitutes 4,425 shares, of which 885 shares vested in 1998; 885 shares will vest in 1999; 885 shares will vest in 2000; 885 shares will vest in 2001; and the remaining 885 shares will vest in 2002. Total restricted stock awarded to Mr. Terry for 1998 constitutes 5,125 shares, of which 1,025 shares will vest in 1999; 1,025 shares will vest in 2000; 1,025 shares will vest in 2001; 1,025 shares will vest in 2002; and the remaining 1,025 shares will vest in 2003.

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

(4) Not available as of the latest practicable date.


                  OPTIONS/SAR GRANTS IN FISCAL 1998

                                                 Individual Grants
                           % of Total Options/
              Options/SARs   SARs Granted to    Exercise or               Grant Date
                Granted    Employees in Fiscal   Base Price   Expiration  PresentValue
      Name       (#) (1)         Year (2)          ($/Sh)         Date     ($)(3)
Richard E. Terry  20,600          12.3%            $37.84      01-Oct-07     $131,428
Chairman and Chief
Executive Officer


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

(2)Based on 83,800 Options and 83,800 SARs granted to all employees under Peoples Energy's Long-Term Incentive Compensation Plan during fiscal 1998.

(3)Present value is determined using a variation of the Black-
   Scholes Option-Pricing Model. The model assumes: a) that Options and SARs are exercised three and one-half years after the date of grant - the average time Options and SAR's were held by recipients under Peoples Energy's Long-Term Incentive Compensation Plan over the past ten years; b) use of an interest rate equal to the interest rate on a U.S. Treasury security with a maturity date corresponding to the assumed exercise date; c) a level of volatility calculated using weekly stock prices for the two years prior to the date of grant; d) an expected dividend yield; and e) that no adjustments were made for non-transferability or risk of forfeiture. This is a theoretical value for the Options and SARs. The amount realized from an Option or SAR ultimately depends upon the excess of the market value of Peoples Energy's stock over the exercise price on the date the option or SAR is exercised.

ITEM 11.  EXECUTIVE COMPENSATION (Continued)

                               AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1998
                                 AND FISCAL YEAR-END OPTION/SAR VALUES
                Shares                   Number of Unexercised          Value of Unexercised
               Acquired                      Options/SARs at               In-the-Money
                  on                            Fiscal                     Options/SARs
               (Option/SAR)   Value            Year-End (#)               at Fiscal Year-End ($)
   Name        Exercise(#)  Realized($)  Exercisable  Unexercisable   Exercisable  Unexercisable
Richard E. Terry   N/A (1)      N/A (1)       46,800    20,600          $187,998       $0
Chairman and Chief
Executive Officer

(1) Not available as of the latest practicable date.

                        PENSION PLAN TABLE

                         Years of Service
Average Annual
Compensation    20        25        30        35        40

$150,000   $  54,400 $  68,000 $  81,600 $  90,975  $100,350
 200,000      74,400    93,000   111,600   124,100   136,600
 250,000      94,400   118,000   141,600   157,225   172,850
 300,000     114,400   143,000   171,600   190,350   209,100
 350,000     134,400   168,000   201,600   223,475   245,350
 400,000     154,400   193,000   231,600   256,600   281,600
 450,000     174,400   218,000   261,600   289,725   317,850
 500,000     194,400   243,000   291,600   322,850   354,100
 550,000     214,400   268,000   321,600   355,975   390,350
 600,000     234,400   293,000   351,600   389,100   426,600
 650,000     254,400   318,000   381,600   422,225   462,850
 700,000     274,400   343,000   411,600   455,350   499,100
 750,000     294,400   368,000   441,600   488,475   535,350
 800,000     314,400   393,000   471,600   521,600   571,600
 850,000     334,400   418,000   501,600   554,725   607,850
 900,000     354,400   443,000   531,600   587,850   644,100


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

ITEM 11.  EXECUTIVE COMPENSATION (Continued)

   At September 30, 1998, the credited years of retirement benefit service for the individuals listed in the Summary Compensation Table are as follows: Mr. Terry, 34 years. The benefits shown in the foregoing table are subject to maximum limitations under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Should these benefits at the time of retirement exceed the then-permissible limits of the applicable Act, the excess would be paid by the Company as supplemental pensions pursuant to Peoples Energy's Supplemental Retirement Benefit Plan. The benefits shown give effect to these supplemental pension benefits.

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

   The term of each severance agreement is for the longer of 36 months after the date in which a Change in Control of Peoples Energy occurs or 24 months after the completion of the transaction approved by shareholders described in (iii) below of the description of a Change in Control. A Change in Control is defined as occurring when (i) Peoples Energy receives a report on
Schedule 13D filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, disclosing that any person, group, corporation, or other entity is the beneficial owner, directly or indirectly, of 20% or more of the common stock of Peoples Energy; (ii) any person, group, corporation, or other entity (except Peoples Energy or a wholly-owned subsidiary), after purchasing common stock of Peoples Energy in a tender offer or exchange offer, becomes the beneficial owner, directly or indirectly, of 20% or more of such common stock;
(iii) the shareholders of Peoples Energy approve (a) any consolidation or merger of Peoples Energy in which Peoples Energy is not the continuing or surviving corporation, other than a consolidation or merger in which holders of Peoples Energy's common stock prior to the consolidation or merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger as immediately before; (b) any consolidation or merger in which Peoples Energy is the continuing or surviving corporation, but in which the common shareholders of Peoples Energy immediately prior to the consolidation or merger do not hold at least 90% of the outstanding common stock of Peoples Energy; (c) any sale, lease, exchange or other transfer of all or substantially all of the assets of Peoples Energy, except where Peoples Energy owns all of the outstanding stock of the transferee entity or Peoples Energy's common shareholders immediately prior to such transaction own at least 90% of the transferee entity or group of transferee entities immediately after such transaction; or (d) any consolidation or merger of Peoples Energy where, after the consolidation or merger, one entity or group of entities owns 100% of the shares of Peoples Energy, except where Peoples Energy's common shareholders immediately prior to such merger or consolation own at least 90% of the outstanding stock of such entity or group of entities immediately after such consolidation or merger; or (iv) a change in the majority of the members of Peoples Energy's Board of Directors within a 24-month period, unless approved by two-thirds of the directors then still in office who were in office at the beginning of the 24-month period.

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

   At November 1, 1998, voting securities of the Company were beneficially owned as follows:

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

   Shares of common stock, without par value, of Peoples Energy beneficially owned directly or indirectly by all directors and certain executive officers of the Company and all directors and executive officers of the Company as a group at November 1, 1998, are as follows:

                                    Shares of Peoples Energy
                                    Common Stock Beneficially
        Name                      Owned at November 1, 1998 (1)

   Donald M. Field*                     19,467 (2)(3)(4)
   James Hinchliff*                     34,918 (2)(3)
   James M. Luebbers*                    6,355 (2)(3)
   Thomas M. Patrick*                   26,763 (2)(3)
   Richard E. Terry*                    90,724 (2)(3)

   All directors and officers of the Company
       as a group, including those named above
       (13 in number)                   292,122 (1)(2)(3)

                    * Director of the Company.



(1) The total of 292,122 shares held by all directors and executive officers as a group is less than one percent of Peoples Energy's outstanding common stock. Unless otherwise indicated, each individual has sole voting and investment power with respect to the shares of common stock attributed to him in the table. Includes shares held in Peoples Energy's Capital Accumulation Plan as of July 31, 1998, the most recent practical date available.

(2) Includes shares that the following have a right to acquire within 60 days following November 1, 1998, through the exercise of stock options granted under the Long-Term
    Incentive Compensation Plan of Peoples Energy:  Messrs. Field
    , 9,300; Hinchliff, 9,300; Luebbers, 3,600; Patrick,
    11,300; Terry, 33,700; and all executive officers of the Company, as a group, 117,300.

(3) Includes shares of restricted stock awarded under the Long-Term Incentive Compensation Plan of Peoples Energy, the restrictions on which had not lapsed at November 1, 1998, as follows: Messrs. Field, 9,300; Hinchliff, 9,300;
    Luebbers, 3,600;Patrick, 11,300; Terry, 33,700; and all executive officers as a group, 117,300. Owners of shares of restricted stock have the right to vote such shares and to receive dividends thereon, but have no investment power with respect to such shares until the restrictions thereon lapse.

(4) Shared voting and investment power for 480 shares hold in joint tenancy with spouse.

CHANGES IN CONTROL

   None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                              PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K


(a)    1.                                            Financial
Statements:                                          Page

       See Part II, Item 8.                          17

   2.  Financial Statement Schedule:

       Schedule
        Number

         VIII   Valuation and Qualifying Accounts    44

   3.  Exhibits:

       See Exhibit Index on page 46.

(b) Reports on Form 8-K filed during the final quarter of fiscal year 1998:

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

    Fiscal Year Ended September 30, 1998
RESERVES (deducted from assets in balance sheet):
     Uncollectible items                         $ 898         $717               $     910              $   705

    Fiscal Year Ended September 30, 1997

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                         $ 932         $839               $     873              $   898

    Fiscal Year Ended September 30, 1996

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                         $ 698         $801               $     567              $   932





                            SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NORTH SHORE GAS COMPANY
Date:  November 25, 1998                    By: /s/ RICHARD E. TERRY
                                                    Richard E. Terry
                                         Chairman of the Board and Chief
                                              Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 25, 1998.


 /s/   RICHARD E. TERRY             Chairman of the Board and Chief Executive
       Richard E. Terry              Officer and Director
                                    (Principal Executive Officer)


 /s/   JAMES M. LUEBBERS     Vice President and Controller and Director
       James M. Luebbers      (Principal Financial and Accounting Officer)


 /s/   DONALD M. FIELD              Director
       Donald M. Field


 /s/   JAMES HINCHLIFF              Director
       James Hinchliff


 /s/   THOMAS M. PATRICK            Director
       Thomas M. Patrick




         North Shore Gas Company and Subsidiary Companies

                           EXHIBIT INDEX

(a) The exhibits listed below are filed herewith and made a part hereof:

   Exhibit
   Number               Description of Document

   10(a) U.S. Shippers Service Agreement between North Shore and Northern Border Pipeline Company, dated August 14, 1997.

   10(b)     Transportation Rate Schedule FTS Agreement between
             North Shore and Natural Gas Pipeline Company of America, dated January 15, 1998.

   10(c)     FTS-1 Service Agreement between North Shore and ANR
             Pipeline Company, dated May 28, 1998.

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

    4(a) Indenture, dated as of April 1, 1955, from the Company to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December
             20, 1963 (North Shore - File No. 2-35965, Exhibit 4-
             1); Fifth Supplemental Indenture, dated as of
             February 1, 1970 (File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture, dated as of December 1, 1987 (Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); and Tenth Supplemental Indenture, dated as of November 1, 1990 (Form S-3 Registration Statement No. 33-37332, Exhibit 4b); Eleventh Supplemental Indenture, dated as of October 1, 1992 (Form 10-K for the fiscal year ended
             September 30, 1992, Exhibit 4); and Twelfth
             Supplemental Indenture dated as of April 1, 1993
             (Form 8-K dated April 23, 1993, Exhibit 4).

         North Shore Gas Company and Subsidiary Companies

                     EXHIBIT INDEX (Continued)


   Exhibit
   Number
Description of Document


  10(g) ETS Service Agreement between the Company and ANR Pipeline Company, dated September 21, 1994. (Registrant Form
             10-K for fiscal year ended September 30, 1995,
             Exhibit 10(a)); FSS Service Agreement between the
             Company and ANR Pipeline Company, dated September 21, 1994. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(b)); Transportation
             Rate Schedule FTS Agreement between the Company and Natural Gas Pipeline Company of America, dated
             September 22, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(c));
             Storage Rate Schedule NSS Agreement between the
             Company and Natural Gas Pipeline Company of America, dated October 19, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(d)); Transportation Rate Schedule FTS Agreement between the Company and Natural Gas Pipeline Company of
             America, dated October 19, 1995.  (Registrant Form 10-
             K for fiscal year ended September 30, 1995, Exhibit 10(e)); Storage Rate Schedule DSS Agreement between the Company and Natural Gas Pipeline Company of
             America, dated December 1, 1995.  (Registrant Form 10-
             K for fiscal year ended September 30, 1995, Exhibit 10(f)); Firm Transportation Service Agreement under
             Rate Schedule FTS-1 between the Company and ANR
             Pipeline Company, dated as of October 25, 1995. (Registrant form 10-K for fiscal year ended September
             30, 1996, Exhibit 10(g)); Firm Transportation Service Agreement under Rate Schedule FT-A or FT-G between the Company and Midwestern Gas Transmission Company, dated May 1, 1997. (Registrant form 10-K for fiscal year ended September 30, 1997, Exhibit 10(h)); Firm Transportation Service Agreement under Rate Schedule
             FT-A between the Company and Tennessee Gas Pipeline Company, dated May 1, 1997. (Registrant form 10-K for fiscal year ended September 30, 1997, Exhibit 10(i));
             Firm Transportation Service Agreement under Rate
             Schedule FT-A or FT-GS between the Company and Midwestern Gas Transmission Company, dated November
             1, 1997. (Registrant form 10-K for fiscal year ended September 30, 1997, Exhibit 10(j)); Firm
             Transportation Service Agreement under Rate Schedule
             FT-A between the Company and Tennessee Gas Pipeline Company, dated November 1, 1997. (Registrant form 10-
             K for fiscal year ended September 30, 1997, Exhibit 10(k)); Firm Transportation Service Agreement under
             Rate Schedule FT-A or FT-GS between the Company and Midwestern Gas Transmission Company, dated April 1,
             1998. (Registrant form 10-K for fiscal year ended September 30, 1997, Exhibit 10(l)); Firm
             Transportation Service Agreement under Rate Schedule
             FT-A between the Company and Tennessee Gas Pipeline Company, dated April 1, 1998. (Registrant form 10-K for fiscal year ended September 30, 1997, Exhibit
             10(m)).