Form 10-Q
period 1998-12-31
NORTH SHORE GAS CO /IL/
filed 1999-02-11
CIK 110101

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

  (Mark One)

   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 31, 1998

                                OR

  [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 2-35965


                      NORTH SHORE GAS COMPANY
      (Exact name of registrant as specified in its charter)



                Illinois                   36-1558720
       (State or other jurisdiction of    (IRS Employer
       incorporation or organization)     Identification No.)


24th Floor, 130 East Randolph Drive, Chicago, Illinois  60601-6207
  (Address of principal executive offices)               (ZipCode)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,625,887 shares of Common Stock, without par value, outstanding at January 31, 1999.


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             North Shore Gas Company
                         CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                             Three Months Ended Twelve Months Ended
                                December 31,      December 31,
                               1998      1997    1998      1997
                            (Thousands, except per-share amounts)

OPERATING REVENUES            $37,248  $50,099  $131,355  $167,925

OPERATING EXPENSES:
Gas costs                      17,831   28,356    62,519    92,714
Operation and maintenance       6,581    6,094    25,315    26,680
Depreciation                    2,099    2,032     8,120     7,852
Taxes, other than income taxes  3,344    3,703    12,036    12,721
     Total Operating Expenses  29,855   40,185   107,990   139,967

OPERATING INCOME                7,393    9,914    23,365    27,958

OTHER INCOME AND (DEDUCTIONS)  (1,253)  (1,395)   (4,634)   (4,729)

EARNINGS BEFORE INCOME TAXES    6,140    8,519    18,731    23,229

INCOME TAXES                    2,358    3,308     7,174     8,904

NET INCOME                    $ 3,782  $ 5,211  $ 11,557  $ 14,325

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                     North Shore Gas Company

                                     CONSOLIDATED BALANCE SHEETS

                                                           December 31,                     December 31,
                                                               1998      September 30,          1997
                                                           (Unaudited)         1998         (Unaudited)
                                                         (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost           $  308,333      $   304,487      $  298,383
Less - Accumulated depreciation                              109,617          107,590         102,218
Net property, plant and equipment                            198,716          196,897         196,165
Other investments                                                 22               22              21
     Total Capital Investments - Net                         198,738          196,919         196,186

CURRENT ASSETS:
Cash and cash equivalents                                      2,741            4,666           1,086
Trust fund (See Note 4)                                       25,693                -               -
Receivables -
   Customers, net of allowance for uncollectible accounts
       of $637, $705, and $729, respectively                   9,199            3,811          14,306
   Other                                                         681              828           1,035
Accrued unbilled revenues                                     10,350            2,629          11,216
Materials and supplies, at average cost                        2,526            2,729           2,922
Gas in storage, at last-in, first-out cost                     5,998            9,917           8,163
Gas costs recoverable through rate adjustments                   117              614           1,084
Regulatory assets                                              1,035            1,208           2,022
Prepayments                                                      223              317             143
     Total Current Assets                                     58,563           26,719          41,977

OTHER ASSETS:
Non-current regulatory assets                                 16,140           23,895           4,737
Deferred charges                                               4,090            3,730           3,237
     Total Other Assets                                       20,230           27,625           7,974

     Total Properties and Other Assets                    $  277,531      $   251,263      $  246,137

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                        North Shore Gas Company

                                      CONSOLIDATED BALANCE SHEETS

                                                                           December 31,                      December 31,
                                                                               1998      September 30,           1997
                                                                           (Unaudited)         1998          (Unaudited)
                                                                         (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
   Authorized 5,000,000 shares
   Outstanding 3,625,887 shares                                           $   24,757      $    24,757       $   24,757
Retained earnings                                                             70,648           70,020           70,005
  Total Common Stockholder's Equity                                           95,405           94,777           94,762

Long-term debt, exclusive of sinking fund
  payments and maturities due within one year                                 69,734           64,604           64,604
     Total Capitalization                                                    165,139          159,381          159,366

CURRENT LIABILITIES:
Interim loans                                                                      -                -           15,095
Accounts payable                                                              13,909           22,953           17,383
Dividends payable on common stock                                              3,155            2,429            3,118
Customer gas service and credit deposits                                       7,616            5,705            5,483
Sinking fund payments, maturites, and redemptions,
   due within one year -
   Long-term debt                                                             24,905                -                -
Accrued taxes                                                                  7,919            1,305            5,867
Gas sales revenue refundable through rate adjustments                            771            1,163                -
Accrued interest                                                                 944            2,034              885
Temporary LIFO liquidation credit                                                  -                -            1,856
     Total Current Liabilities                                                59,219           35,589           49,687

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily accelerated depreciation                    19,981           23,052           20,832
Investment tax credits being amortized over
   the average lives of related property                                       3,400            3,437            3,557
Other                                                                         29,792           29,804           12,695
     Total Deferred Credits and Other Liabilities                             53,173           56,293           37,084

     Total Capitalization and Liabilities                                 $  277,531      $   251,263       $  246,137

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                            North Shore Gas Company
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                        Three Months Ended
                                                            December 31,
                                                           1998    1997
                                                       (Thousands of Dollars)
Operating Activities:
Net Income                                               $ 3,782  $5,211
Adjustments to reconcile net income to net cash:
  Depreciation                                             2,099   2,032
  Deferred income taxes and investment tax credits - net  (3,180)    317
  Change in deferred credits and other liabilities            61    (115)
  Change in other assets                                   7,395     999
  Change in current assets and liabilities:
    Receivables - net                                     (5,241) (8,674)
    Accrued unbilled revenues                             (7,721) (8,583)
    Materials and supplies                                   203      54
    Gas in storage                                         3,919   1,840
    Gas costs recoverable                                    498     752
    Regulatory assets                                        173     299
    Prepayments                                               94     103
    Accounts payable                                      (9,043) (1,501)
    Customer gas service and credit deposits               1,911    (151)
    Accrued taxes                                          6,614   3,915
    Gas sales revenue refundable                            (392)   (411)
    Accrued interest                                      (1,090) (1,152)
    Temporary LIFO liquidation credit                          -   1,856

  Net Cash Provided by (Used in) Operating Activities         82  (3,209)

Investing Activities:
Capital expenditures - construction                       (2,547) (3,620)
Other assets                                              (1,372)     97

  Net Cash Used in Investing Activities                   (3,919) (3,523)

Financing Activities:
Interim loans - net                                            -  12,985
Issuance of long-term debt                                30,035       -
Dividends paid on common stock                            (2,429) (5,511)
Trust fund                                               (25,694)      -

  Net Cash Provided by (Used in) Financing Activities      1,912   7,474

Net Increase (Decrease) in Cash and Cash Equivalents      (1,925)    742
Cash and Cash Equivalents at Beginning of Period           4,666     344

Cash and Cash Equivalents at End of Period               $ 2,741  $1,086

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

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current periods.

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

2A Regulated Operations

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

     Income taxes and interest paid were as follows:

        For the three months
        ended December 31,         1998          1997
                                         (Thousands)
         Income taxes paid     $       2      $       2
         Interest paid             2,850          2,557

2C Recovery of Gas Costs

   Under the tariff of the Company, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs).

   For each gas utility, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings, regarding the Company for fiscal years 1997 and 1998 are currently pending before the Commission.


3.  ENVIRONMENTAL MATTERS

Former Manufactured Gas Plant Operations

     The Company, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured
Gas Sites). The Company is accruing and deferring the costs it incurs for environemntal activities in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 1998, the total of the costs deferred by the Company was $16.5 million. This amount includes the Company's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. This estimate is based upon a comprehensive review by the Company and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured
Gas Sites as well as the likelihood of whether such actions will be necessary. While the Company intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contribution cannot be determined at this time.

   The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to the Company's former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the Company in connection with two Manufactured Gas Sites in Waukegan. The Company is also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the Company against these costs. In November 1998, the Company reached a settlement agreement with one of the insurance carriers. The costs deferred at December 31, 1998, have been reduce by the proceeeds of the settlement. At this time, management cannot determine the timing and extent of the Company's recovery of costs from the other insurance carriers. Accordingly, the costs deferred at December 31, 1998 have not been reduced to reflect recoveries from other insurance carriers.

   The Company believes that the costs incurred by it for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the Company in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the Company. The Company is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under a rate mechanism approved by the Commission. At December 31, 1998, it had recovered $7.5 million of such costs through rates.


4.  LONG-TERM DEBT

Bonds Issued

   On December 18, 1998, the Illinois Development Finance Authority issued $30,035,000 aggregate principal amount of 5.00% Gas Supply Revenue Bonds, Series 1998, which were collateralized by an equal amount of the Company's 30-year first mortgage bonds, Series M. On January 19, 1999, a portion of the proceeds were used to redeem $24,905,000 of previously issued gas supply revenue bonds. The remaining proceeds will be used for the payment of issuance costs and to fund certain construction expenditures.


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income decreased $1.4 million, to $3.8 million, and $2.8 million, to $11.6 million, for the three- and 12-month periods ended December 31, 1998, respectively, primarily due to warmer weather in the current periods. Partially offsetting the effects of warmer weather in the current 12-month period were reduced operation and maintenance expenses.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                  Three Months Ended    12 Months Ended
                                   December 31, 1998    December 31, 1998
                                 Over the Prior Period Over the Prior Period
(Thousands of dollars)               Amount  Percent   Amount    Percent
Operating revenues                 $(12,851)  (25.7)  $(36,570)   (21.8)
Gas costs                           (10,525)  (37.1)   (30,195)   (32.6)
Operation and maintenance expenses      487     8.0     (1,365)    (5.1)
Depreciation expense                     67     3.3        268      3.4
Taxes, other than income taxes         (359)   (9.7)      (685)    (5.4)
Other income and deductions             142   (10.2)        95     (2.0)
Income taxes                           (950)  (28.7)    (1,730)   (19.4)
Net income                         $ (1,429)  (27.4)  $ (2,768)   (19.3)

Operating Revenues

   Gross revenues of the Company are affected by changes in the unit cost of the Company's gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the Company. The direct customer purchases have no effect on net income because the Company provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the Company's tariff provides for dollar-for-dollar recovery of gas costs. (See Note 2C of the Notes to Consolidated Financial Statements.) The Company's tariff also provides for dollar-for-dollar recovery of the cost of revenue taxes and certain other charges imposed by the State of Illinois and various municipalities.

   Operating revenues decreased $12.9 million, to $37.2 million, and $36.6 million, to $131.4 million, for the current three- and 12-month periods, respectively, due to weather that was warmer in the current periods and to lower unit costs of gas in the current periods.

Gas Costs

   Gas costs decreased $10.5 million, to $17.8 million, and $30.2 million, to $62.5 million, for the current three- and 12-month periods, respectively, primarily due to reduced sales resulting from warmer weather and to lower unit costs of gas in the current periods.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $487,000, to $6.6 million, for the current three-month period, due primarily to an increase in environmental costs recovered through rates along with reductions in pension credits. Also, contributing to the variation between periods was an increase in the costs of continued enhancements to software systems. Partially offsetting these effects were decreased costs of group insurance.

   Operation and maintenance expenses decreased $1.4 million, to $25.3 million, for the current 12-month period, due mainly to an increase in pension credits and to lower group insurance expenses. Reductions in the costs of outside professional services and in the provision for uncollectible accounts also contributed to the decline. These reductions were offset, in part, by increased environmental costs recovered through rates and higher labor costs.

Depreciation Expense

   Depreciation expense increased $67,000, to $2.1 million, and $268,000, to $8.1 million, for the current three- and 12-month periods, respectively, due primarily to depreciable property additions.

Taxes, Other Than Income Taxes

   Taxes, other than income taxes, decreased $359,000, to $3.3 million and $685,000, to $12.0 million, for the current three- and 12-month periods, respectively, primarily as a result of the decrease in revenue taxes associated with the decline in operating revenues attributable to the warmer weather and lower unit costs of gas experienced during the current periods. Partially offsetting this decrease was the increase in other taxes in the current periods due to the new Supplemental Low Income Energy Assistance Charge and Renewable Energy Resource and Coal Technology Assessment Charge which became effective on January 1, 1998.

Other Income and Deductions

   Other income and deductions decreased $142,000 for the current three-month period, due primarily to higher other income and lower interest expense on commercial paper.

   Other income and deductions decreased $95,000 for the current 12-month period, due mainly to decreased interest expense on commercial paper.

Income Taxes

   Income taxes declined $950,000, to $2.4 million, and $1.7 million, to $7.2 million, for the current three- and 12-month periods, respectively, due principally to lower pre-tax income.


Other Matters

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



Operating Statistics.  The following table represents margin components:

                                 Three Months Ended Twelve Months Ended
                                      December 31,    December 31,
                                     1998   1997     1998      1997

Operating Revenues: (thousands)
 Gas Sales
   Residential                     $28,841  $39,067 $101,151  $128,700
   Commercial                        4,218    5,579   15,044    19,376
   Industrial                          948    1,224    3,439     4,276
                                    34,007   45,870  119,634   152,352

 Transportation
   Residential                         369      334    1,317     2,446
   Commercial                        1,542    2,021    5,350     5,444
   Industrial                          949    1,402    3,727     4,962
   Contract Pooling                    164      254      416     1,736

                                     3,024    4,011   10,810    14,588

 Other                                 217      218      911       985

Total Operating Revenues            37,248   50,099  131,355   167,925
Less- Gas Costs                     17,831   28,356   62,519    92,714

Gross Margin                       $19,417  $21,743 $ 68,836  $ 75,211

Deliveries (MDth):
 Gas Sales
   Residential                       5,311    6,441   17,609    20,997
   Commercial                          841      982    2,851     3,454
   Industrial                          213      230      738       808
                                     6,365    7,653   21,198    25,259

 Transportation (a)
   Residential                         210      147      701     2,335
   Commercial                        1,535    1,958    5,212     4,630
   Industrial                        1,647    1,727    6,029     6,358
                                     3,392    3,832   11,942    13,323

 Total Gas Sales and Transportation  9,757   11,485   33,140    38,582


  (a) Volumes associated with contract pooling revenues are included in their respective customer classes.

LIQUIDITY AND CAPITAL RESOURCES

Bonds Issued. On December 18, 1998, the Illinois Development Finance Authority issued $30,035,000 aggregate principal amount of 5.00% Gas Supply Revenue Bonds, Series 1998, which were collateralized by an equal amount of the Company's 30-year first mortgage bonds, Series M. On January 19, 1999, a portion of the proceeds was used to redeem $24,905,000 of previously issued gas supply revenue bonds. The remaining proceeds will be used for the payment of issuance costs and to fund certain construction expenditures. (See Note 4 of the Notes to Consolidated Financial Statements.)

Environmental Matters. The Company is conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3 of the Notes to Consolidated Financial Statements.)

Credit Lines. Peoples Gas has lines of credit totaling $119.0 million, of which the Company may borrow up to $30 million to cover its projected short-term needs. At December 31, 1998, Peoples Gas and the Company had unused credit available from banks of $86.4 million, of which $30 million was available to the Company.

Interest Coverage. The fixed charges coverage ratios for the Company for the 12 months ended December 31, 1998, and for fiscal
1998 and 1997 were 4.68, 5.07, and 5.74, respectively.

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

   As of December 31, 1998, 21 of the Company's 38 mainframe applications have been fully remediated, tested and implemented, one is in the testing phase, and eight have been (or are in the process of being) eliminated. The eight remaining mainframe applications are scheduled to be replaced by the Company's new mainframe customer information system and are not expected to be remediated. Additionally, all mainframe system modules have been remediated and are now in the testing phase. Many of the non-mainframe applications, spreadsheets and interfaces used by the Company have also reached the implementation stage, and most others are in the remediation phase. The Company expects to implement all critical internal systems (other than the customer information system to be used by Peoples Gas and the Company) and all non-critical internal systems by April 30, 1999; and complete installation and testing of the customer information system by the end of fiscal year 1999.

   As part of its Year 2000 Project, the Company has also contacted the vendors of its licensed or purchased hardware and software to determine the Year 2000 compliance status of their products. As of December 31, 1998, the Company has received responses from 88% of the vendors and is in the process of replacing, upgrading or eliminating non-compliant vendor products as appropriate. The Company also plans to have certain products, such as its desktop computer inventory, compliant-tested in order to minimize the risks associated with reliance on vendor representations.

   The Company has completed an inventory of all equipment containing embedded systems, including telecommunications equipment and facilities. It has also contracted with a consultant that has significant utility and engineering expertise to assist with the embedded systems efforts. The Company has assessed the Year 2000 compliance status of its embedded systems, and it is beginning to test, repair or replace any critical equipment identified as not Year 2000 compliant. Its timetable for implementing compliant equipment will depend on the availability of compliant equipment.

   The Company currently has a written conceptual contingency plan to address risks to it created by its or third parties' systems and embedded technology that are not Year 2000 compliant. It has engaged the consultant referenced above to assist in developing detailed and comprehensive business continuity and contingency plans to address possible failures in the area of embedded systems equipment. The Company expects to complete its contingency plans for information technology and embedded systems, including critical third party disruptions, by April 1999, and such plans will be maintained and adjusted as necessary on an ongoing basis.

   The Company has contacted its key suppliers to determine their Year 2000 compliance efforts. It has received written assurances from many key suppliers that they are making the necessary Year 2000 efforts, and it is in the process of following up with other key suppliers that did not respond to written inquiries. The Company is also contacting certain of its larger customers to determine their year 2000 readiness.

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

   Peoples Gas currently estimates that it will incur expenses of approximately $1.0 million through fiscal Year 1999 to complete its Year 2000 compliance efforts, in addition to the $4.6 million already incurred through December 31, 1998 and an appropriate portion of these expenses has been and/or will be billed to the Company. This estimate does not include costs to repair or replace critical embedded systems equipment that is non-compliant, which has yet to be determined. Management does not expect the cost of its Year 2000 compliance efforts to have a material adverse impact on the financial position or results of operations of Peoples Gas or the Company.

Market Risk Management. The Company utilizes long-term debt as a primary source of capital. While both fixed and variable rate debt may be utilized by the Company, all of the Company's existing long-term debt instruments carry a fixed rate of interest. Subject to certain restrictions on optional redemptions, the fixed rate debt instruments can be refinanced at lower interest rates if the Company deems it to be economical.

Forward-Looking Information. Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") contains statements that may be considered forward-looking, such as the discussion of the effect of weather on net income, cash position and coverage ratios, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the Company, environmental matters, and the discussion concerning year 2000 compliant information systems. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Actual results could differ materially because the realization of those results is subject to many uncertainties including:

   "    The future health of the U.S. and Illinois economies.

   "    The timing and extent of changes in energy commodity prices and interest rates.

   "    Regulatory developments in the U.S. and Illinois.

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

   Some of these uncertainties that may affect future results are discussed in more detail in the sections of "Item 1 - Business" of the Annual Report on Form 10-K captioned "Competition," "Sales and Rates," "State Legislation and Regulation," "Federal Legislation and Regulation," "Environmental Matters," and "Current Gas Supply." All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market
      Risk

   Quantitative and qualitative disclosures about market risk are reported under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management."


                  PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 3 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

               Exhibit
               Number        Description of Document

                10(a)    Firm Gas Transportation Agreement
                         Under Rate Schedule FT-A or FT-G between the Company and Midwestern Gas Transmission Company, dated November 1, 1998.

                27       Financial Data Schedule

        b. Reports on Form 8-K filed during the quarter ended
December 31, 1998

               None




                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                     North Shore Gas Company
                          (Registrant)




  February 11, 1999                By: /s/ J. M. LUEBBERS
       (Date)                              J. M. Luebbers
                                    Vice President and Controller





                         (Same as above)
                      Principal Accounting
                             Officer