Form 10-Q
period 2001-06-30
NORTH SHORE GAS CO /IL/; PEOPLES GAS LIGHT & COKE CO; PEOPLES ENERGY CORP
filed 2001-08-10
CIK 110101, 77388, 77385

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Exact Name of Registrant as
Specified in Charter, State of
Incorporation, Address of
Commission	Principal Executive	IRS Employer
File Number	Office and Telephone Number	Identification Number
1-5540	PEOPLES ENERGY CORPORATION	36-2642766
(an Illinois Corporation)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

2-26983	THE PEOPLES GAS LIGHT AND COKE COMPANY	36-1613900
(an Illinois Corporation)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

2-35965	NORTH SHORE GAS COMPANY	36-1558720
(an Illinois Corporation)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (July 31, 2001):

Peoples Energy Corporation	Common Stock, No par value, 35,398,944 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, No par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, No par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

This combined Form 10-Q is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

Part I - Financial Information

Item I. Financial Statements

The condensed unaudited financial statements of Peoples Energy Corporation (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

This Quarterly Report on Form 10-Q is a combined report of the Company, The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas).

Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's, Peoples Gas' and North Shore Gas' Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2000. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period.

The business of the Company's utility subsidiaries (Peoples Gas and North Shore Gas) is influenced by seasonal weather conditions because a large element of the utilities' customer load consists of gas used for space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. Swings in natural gas prices can also impact revenue sensitive items such as customer accounts receivable balances and reserves for uncollectible accounts. The quarterly results of operations and balances should not be considered indicative of the year as a whole.

The information furnished reflects, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(In Thousands, Except Per-Share Amounts)

Operating Revenues	$ 318,501	$ 261,248	$ 2,109,272	$ 1,198,395

Operating Expenses:
Cost of energy sold	183,892	127,766	1,469,508	634,139
Operation and maintenance	59,639	54,677	203,753	190,856
Depreciation, depletion and amortization	25,580	28,410	68,691	74,989
Taxes, other than income taxes	27,977	27,755	172,907	119,842
Total Operating Expenses	297,088	238,608	1,914,859	1,019,826

Operating Income	21,413	22,640	194,413	178,569

Equity Investment Income	10,890	3,095	26,694	9,144

Total Operating Income
and Equity Investment Income	32,303	25,735	221,107	187,713

Other Income and (Deductions)	1,821	1,948	7,126	3,491

Interest Expense	18,114	13,224	54,311	38,303

Earnings Before Income Taxes	16,010	14,459	173,922	152,901

Income Taxes	4,447	3,607	63,477	55,051

Income Before Cumulative Effect
of Change in Accounting Principle	11,563	10,852	110,445	97,850

Cumulative Effect of Accounting Change,
Net of Tax	-	-	(34)	-

Net Income	$ 11,563	$ 10,852	$ 110,411	$ 97,850

Average Shares of Common Stock Outstanding
Basic	35,396	35,328	35,374	35,448
Diluted	35,459	35,330	35,433	35,452

Earnings Per Share of Common Stock
Basic	$ 0.33	$ 0.31	$ 3.12	$ 2.76
Diluted	$ 0.33	$ 0.31	$ 3.12	$ 2.76

Dividends Declared Per Share	$ 0.51	$ 0.50	$ 1.52	$ 1.49

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,	June 30,
	2001*	2000	2000*
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,663,263	$ 2,517,100	$ 2,467,491
Less - Accumulated depreciation, depletion and amortization	931,392	871,760	871,543
Net property, plant and equipment	1,731,871	1,645,340	1,595,948
Investment in equity investees	141,446	139,317	130,670
Other investments	25,737	25,435	24,135
Total Capital Investments - Net	1,899,054	1,810,092	1,750,753

CURRENT ASSETS:
Cash and cash equivalents	22,799	5,956	28,823
Temporary investments and special deposits	28,772	10,091	47,072
Advances to joint venture partnerships	155,946	68,442	33,634
Receivables -
Customers, net of allowance for uncollectible accounts
of $43,798, $24,958, and $26,339, respectively	463,209	175,644	158,078
Other	88,277	41,884	65,775
Materials and supplies, at average cost	14,017	14,695	14,521
Gas in storage	46,660	84,533	50,744
Gas costs recoverable through rate adjustments	5,188	54,866	31,336
Regulatory assets of subsidiaries	2,452	5,418	4,851
Prepayments	2,582	2,370	2,309
Total Current Assets	829,902	463,899	437,143

OTHER ASSETS:
Prepaid pension costs	168,799	132,026	120,863
Non-current regulatory assets of subsidiaries	82,591	71,059	68,056
Deferred charges	31,911	24,842	29,872
Total Other Assets	283,301	227,927	218,791

Total Assets	$ 3,012,257	$ 2,501,918	$ 2,406,687

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,	June 30,
	2001*	2000	2000*
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000 shares
Outstanding 35,646, 35,544 and
35,544 shares, respectively	$ 299,326	$ 298,042	$ 298,062
Retained earnings	544,936	488,314	517,521
Treasury stock (247, 248 and 248 shares, respectively, at cost)	(6,793)	(6,817)	(6,817)
Accumulated other comprehensive income	(5,410)	(2,457)	(465)
Total Common Stockholders' Equity	832,059	777,082	808,301

Long-term debt	744,308	419,663	319,711
Total Capitalization	1,576,367	1,196,745	1,128,012

CURRENT LIABILITIES:
Short-term debt	481,995	568,215	554,000
Accounts payable	257,683	191,716	167,018
Dividends payable on common stock	18,297	17,905	17,651
Customer gas service and credit deposits	30,317	45,492	29,424
Accrued taxes	67,177	15,248	52,700
Gas sales revenue refundable through rate adjustments	2,412	1,731	8,208
Temporary LIFO liquidation credit	87,230	-	10,740
Accrued interest	15,941	8,152	3,480
Total Current Liabilities	961,052	848,459	843,221

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	354,030	343,359	309,442
Investment tax credits being amortized over
the average lives of related property	29,281	29,739	30,094
Other	91,527	83,616	95,918
Total Deferred Credits and Other Liabilities	474,838	456,714	435,454

Total Capitalization and Liabilities	$ 3,012,257	$ 2,501,918	$ 2,406,687

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2001	2000
	(In Thousands)
Operating Activities:
Net Income	$ 110,411	$ 97,850
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization
Per statement of income	68,691	74,989
Charged to other accounts	4,372	3,827
Deferred income taxes and investment tax credits - net	10,810	22,185
Other - net	5,523	-
Change in deferred credits and other liabilities	7,314	6,915
Change in accumulated other comprehensive income	(2,953)	-
Change in other assets	(55,374)	(41,390)
Change in undistributed earnings from equity investments	(747)	(3,587)
Change in current assets and liabilities:
Receivables - net	(333,958)	(122,973)
Materials and supplies	678	1,761
Gas in storage	37,873	30,766
Gas costs recoverable	49,678	(20,169)
Regulatory assets	2,264	(3,378)
Prepayments	(212)	134
Accounts payable	65,967	4,917
Customer gas service and credit deposits	(15,175)	(17,920)
Accrued taxes	51,929	15,123
Gas sales revenue refundable	681	7,516
Accrued interest	7,789	(6,730)
Temporary LIFO liquidation credit	87,230	10,740
Net Cash Provided by Operating Activities	102,791	60,576

Investing Activities:
Capital spending	(203,882)	(170,584)
Return of capital investments	37,784	-
Advances to joint venture partnerships	(87,504)	-
Temporary investments and special deposits	(18,682)	(38,218)
Other assets	-	(918)
Net Cash Used in Investing Activities	(272,284)	(209,720)

Financing Activities:
Short-term debt - net	(86,220)	398,000
Issuance of long-term debt	325,000	-
Retirement of long-term debt	(355)	(175,023)
Dividends paid on common stock	(53,397)	(52,550)
Proceeds from issuance of common stock	1,284	1,349
Treasury stock purchases	24	(6,817)
Net Cash Provided by Financing Activities	186,336	164,959

Net Increase in Cash and Cash Equivalents	16,843	15,815
Cash and Cash Equivalents at Beginning of Period	5,956	13,008
Cash and Cash Equivalents at End of Period	$ 22,799	$ 28,823

Supplemental information:
Income taxes paid, net of refunds	$ 28,933	$ 22,874
Interest paid, net of amounts capitalized	42,166	42,890

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(In Thousands)

Operating Revenues	$ 188,662	$ 172,024	$ 1,459,942	$ 827,955

Operating Expenses:
Gas costs	86,245	66,699	934,158	373,141
Operation and maintenance	40,927	38,264	141,483	138,118
Depreciation and amortization	15,227	19,985	46,111	56,486
Taxes, other than income taxes	23,685	23,806	153,840	105,923
Total Operating Expenses	166,084	148,754	1,275,592	673,668

Operating Income	22,578	23,270	184,350	154,287

Other Income and (Deductions)	768	1,163	1,932	2,405

Interest Expense	8,783	7,850	28,902	25,645

Earnings Before Income Taxes	14,563	16,583	157,380	131,047

Income Taxes	5,295	5,863	61,121	49,446

Net Income Applicable to Common Stock	$ 9,268	$ 10,720	$ 96,259	$ 81,601

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,	June 30,
	2001*	2000	2000*
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,077,279	$ 2,029,730	$ 2,024,826
Less - Accumulated depreciation and amortization	766,842	728,158	732,882
Net property, plant and equipment	1,310,437	1,301,572	1,291,944
Other investments	10,495	10,522	10,332
Total Capital Investments - Net	1,320,932	1,312,094	1,302,276

CURRENT ASSETS:
Cash and cash equivalents	20,197	2,466	4,340
Temporary investments	21,855	400	500
Receivables -
Customers, net of allowance for uncollectible accounts
of $41,106, $22,821 and $24,253, respectively	363,954	114,072	134,870
Other	53,967	38,001	25,013
Materials and supplies, at average cost	10,562	10,341	9,308
Gas in storage, at last-in, first-out cost	32,621	70,901	42,404
Gas costs recoverable through rate adjustments	4,590	45,212	27,602
Regulatory assets	1,799	4,558	4,278
Prepayments	1,798	1,829	1,845
Total Current Assets	511,343	287,780	250,160

OTHER ASSETS:
Prepaid pension costs	167,455	131,284	121,252
Non-current regulatory assets	61,047	49,768	47,126
Deferred charges	21,880	19,770	18,439
Total Other Assets	250,382	200,822	186,817

Total Assets	$ 2,082,657	$ 1,800,696	$ 1,739,253

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,	June 30,
	2001*	2000	2000*
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000 shares
Outstanding 24,818 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	500,462	443,104	466,267
Accumulated other comprehensive income	(2,457)	(2,457)	(464)
Total Common Stockholder's Equity	663,312	605,954	631,110

Long-term debt	250,000	250,000	250,000
Total Capitalization	913,312	855,954	881,110

CURRENT LIABILITIES:
Short-term debt	402,000	345,775	270,000
Accounts payable	180,531	137,541	123,137
Customer gas service and credit deposits	25,634	38,364	22,668
Accrued taxes	68,840	18,806	49,366
Gas sales revenue refundable through rate adjustments	729	1,731	8,044
Temporary LIFO liquidation credit	70,376	-	3,886
Accrued interest	4,280	5,001	2,717
Total Current Liabilities	752,390	547,218	479,818

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	332,602	319,904	303,226
Investment tax credits being amortized over
the average lives of related property	26,120	26,545	26,878
Other	58,233	51,075	48,221
Total Deferred Credits and Other Liabilities	416,955	397,524	378,325

Total Capitalization and Liabilities	$ 2,082,657	$ 1,800,696	$ 1,739,253

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2001	2000
	(In Thousands)
Operating Activities:
Net Income	$ 96,259	$ 81,601
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	46,111	56,486
Charged to other accounts	4,022	3,189
Deferred income taxes and investment tax credits - net	9,964	21,217
Change in deferred credits and other liabilities	9,467	6,395
Change in other assets	(49,560)	(34,978)
Change in current assets and liabilities:
Receivables - net	(265,848)	(64,735)
Materials and supplies	(221)	1,535
Gas in storage	38,280	22,236
Gas costs recoverable	40,622	(18,821)
Regulatory assets	2,057	(3,383)
Prepayments	31	143
Accounts payable	42,990	13,129
Customer gas service and credit deposits	(12,730)	(18,642)
Accrued taxes	50,034	15,753
Gas sales revenue refundable	(1,002)	7,352
Accrued interest	(721)	(5,757)
Temporary LIFO liquidation credit	70,376	3,886

Net Cash Provided by Operating Activities	80,131	86,606

Investing Activities:
Capital spending	(58,297)	(68,329)
Temporary investments	(21,455)	-
Other assets	339	(918)

Net Cash Used in Investing Activities	(79,413)	(69,247)

Financing Activities:
Short-term debt - net	56,225	227,010
Dividends paid on common stock	(39,212)	(68,745)
Retirement of long-term debt	-	(175,000)

Net Cash Provided by (Used in) Financing Activities	17,013	(16,735)

Net Increase in Cash and Cash Equivalents	17,731	624
Cash and Cash Equivalents at Beginning of Period	2,466	3,716

Cash and Cash Equivalents at End of Period	$ 20,197	$ 4,340

Supplemental information:
Income taxes paid, net of refunds	$ 23,528	$ 16,733
Interest paid, net of amounts capitalized	28,463	29,746

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(In Thousands)

Operating Revenues	$ 31,811	$ 27,963	$ 255,837	$ 136,448

Operating Expenses:
Gas costs	18,575	13,623	187,550	74,315
Operation and maintenance	7,188	7,279	22,769	21,068
Depreciation	1,693	2,237	4,894	6,636
Taxes, other than income taxes	2,483	2,560	14,383	11,473
Total Operating Expenses	29,939	25,699	229,596	113,492

Operating Income	1,872	2,264	26,241	22,956

Other Income and (Deductions)	105	176	316	265

Interest Expense	1,236	1,259	4,162	3,866

Earnings Before Income Taxes	741	1,181	22,395	19,355

Income Taxes	205	401	8,618	7,477

Net Income Applicable to Common Stock	$ 536	$ 780	$ 13,777	$ 11,878

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,	June 30,
	2001*	2000	2000*
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 331,774	$ 325,823	$ 325,062
Less - Accumulated depreciation	126,559	122,412	121,346
Net property, plant and equipment	205,215	203,411	203,716
Other investments	22	22	22
Total Capital Investments - Net	205,237	203,433	203,738

CURRENT ASSETS:
Cash and cash equivalents	1,155	553	7,998
Temporary investments	4,615	-	-
Receivables -
Customers, net of allowance for uncollectible
accounts of $1,756, $978, and $1,036, respectively	35,593	13,409	16,216
Other	257	302	352
Materials and supplies, at average cost	2,191	2,327	2,122
Gas in storage, at last-in, first-out cost	4,891	8,866	5,082
Gas costs recoverable through rate adjustments	598	9,654	3,734
Regulatory assets	653	861	572
Prepayments	438	417	310
Total Current Assets	50,391	36,389	36,386

OTHER ASSETS:
Prepaid pension costs	967	365	-
Non-current regulatory assets	21,543	21,291	21,049
Deferred charges	5,223	3,647	3,583
Total Other Assets	27,733	25,303	24,632

Total Assets	$ 283,361	$ 265,125	$ 264,756

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,	June 30,
	2001*	2000	2000*
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000 shares
Outstanding 3,626 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	76,439	69,334	76,333
Total Common Stockholder's Equity	101,196	94,091	101,090

Long-term debt	69,308	69,663	69,711
Total Capitalization	170,504	163,754	170,801

CURRENT LIABILITIES:
Short-term debt	-	7,375	-
Accounts payable	26,001	27,349	17,300
Customer gas service and credit deposits	3,641	4,878	4,022
Accrued taxes	5,523	2,543	8,316
Gas sales revenue refundable through rate adjustments	1,682	-	163
Temporary LIFO liquidation credit	16,854	-	6,854
Accrued interest	613	1,731	625
Total Current Liabilities	54,314	43,876	37,280

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	23,658	23,533	22,200
Investment tax credits being amortized over
the average lives of related property	3,161	3,194	3,215
Other	31,724	30,768	31,260
Total Deferred Credits and Other Liabilities	58,543	57,495	56,675

Total Capitalization and Liabilities	$ 283,361	$ 265,125	$ 264,756

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2001	2000
	(In Thousands)
Operating Activities:
Net Income	$ 13,777	$ 11,878
Adjustments to reconcile net income to net cash:
Depreciation
Per statement of income	4,894	6,636
Charged to other accounts	350	638
Deferred income taxes and investment tax credits - net	1,035	818
Change in deferred credits and other liabilities	13	(37)
Change in other assets	(2,430)	380
Change in current assets and liabilities:
Receivables - net	(22,139)	(4,192)
Materials and supplies	136	226
Gas in storage	3,975	3,710
Gas costs recoverable	9,056	(1,348)
Regulatory assets	208	5
Prepayments	(21)	(39)
Accounts payable	(1,348)	(9,148)
Customer gas service and credit deposits	(1,237)	(1,296)
Accrued taxes	2,980	4,277
Gas sales revenue refundable	1,682	163
Accrued interest	(1,118)	(1,112)
Temporary LIFO liquidation credit	16,854	6,854
Net Cash Provided by Operating Activities	26,667	18,413

Investing Activities:
Capital spending	(7,048)	(8,765)
Temporary investments	(4,615)	7,855
Net Cash Used in Investing Activities	(11,663)	(910)

Financing Activities:
Short-term debt - net	(7,375)	-
Dividends paid on common stock	(6,672)	(9,826)
Retirement of long-term debt	(355)	(23)
Net Cash Used in Financing Activities	(14,402)	(9,849)

Net Increase in Cash and Cash Equivalents	602	7,654
Cash and Cash Equivalents at Beginning of Period	553	344

Cash and Cash Equivalents at End of Period	$ 1,155	$ 7,998

Supplemental information:
Income taxes paid, net of refunds	$ 4,151	$ 2,921
Interest paid, net of amounts capitalized	4,885	4,619

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Recovery of Gas Costs

Under the tariffs of Peoples Gas and North Shore Gas, all reasonably incurred gas costs are recoverable from customers through a charge for gas (the "Gas Charge"). The difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs).

For each gas distribution utility, the Illinois Commerce Commission (the "Commission") conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding Peoples Gas and North Shore Gas for the fiscal year 2000 are currently pending before the Commission.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", amended by SFAS No. 137 and SFAS No. 138, (collectively "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item on the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Company hedges forecasted cash flows related to commodities and certain interest rate risks. The impact on the financial statements of adopting SFAS No. 133 as of October 1, 2000, was to reduce earnings by $34,000, net of tax, reduce accumulated other comprehensive income (AOCI) by $23.6 million, net of tax, record a liability of $40.0 million, record an increase in investment in equity investees of $900,000 and record deferred taxes of $15.5 million. Based on October 1, 2000 values, the Company estimates that in 2001, it will reclassify from AOCI to the Consolidated Statements of Income deferred losses totaling $17.9 million, net of tax, which are expected to offset gains on the hedged transactions.

The Company has hedged various anticipated cash flow transactions through December 2006. During the three and nine months ended June 30, 2001, the Company reclassified $2.3 million and $12.2 million net of tax, respectively, of deferred losses from AOCI to the Consolidated Statements of Income to offset gains realized by the hedged transactions. In the following 12 months, $2.5 million of deferred losses will be reclassified from AOCI into earnings. The deferred loss is reported in the same income statement line as the gain or loss from the hedged transaction. As of June 30, 2001, the Company has $4.9 million of derivative liabilities and has cumulative deferred losses in AOCI of $3.0 million, net of tax. As of June 30, 2001, Peoples Gas and North Shore Gas had no derivative instruments, respectively.

In the nine-month period, the cash flow hedges by the Elwood joint venture were liquidated resulting in recognizing gains of $4.0 million ($2.4 million, net of taxes). The power sales contracts were renegotiated to essentially eliminate the fuel price risk that the hedges were designed to protect.

Equity Investments

The Company has a number of investments which are accounted for as unconsolidated equity method investments, the larger of which are reported in the Power Generation, Midstream Services and Oil and Gas Production segments. Individually, the Company's equity investments are not material, however, in aggregate these investments are material at June 30, 2001. The Company's pro rata share of financial results are listed below.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2001	2000	2001	2000
Total Equity Investments
Operating revenues	$ 63,313	$ 18,348	$ 144,328	$ 30,329
Operating income	11,981	5,116	28,668	11,808
Interest expense	1,228	1,858	2,631	2,651
Earnings before income taxes	10,890	3,095	26,694	9,144

Investments in equity investees	$ 141,446	$ 130,670	$ 141,446	$130,670

Investment Results by Segment:
Power Generation
Operating revenues	$ 7,996	$ 7,929	$ 19,151	$ 16,480
Operating income	3,653	2,809	10,558	8,263
Interest expense	502	-	502	-
Earnings before income taxes	3,246	2,915	10,580	8,461

Investments in equity investees	$ 100,128	$ 99,311	$ 100,128	$ 99,311

Midstream Services
Operating revenues	$ 44,335	$ -	$ 99,520	$ -
Operating income	3,517	-	9,642	-
Interest expense	-	-	-	-
Earnings before income taxes	3,550	-	9,719	-

Investments in equity investees	$ 10,036	$ -	$ 10,036	$ -

Oil and Gas Production
Operating revenues	$ 9,598	$ 9,355	$ 20,911	$ 10,565
Operating income	4,409	1,878	6,906	2,323
Interest expense	409	1,552	1,175	1,707
Earnings before income taxes	4,000	20	5,742	314

Investments in equity investees	$ 26,690	$ 26,095	$ 26,690	$ 26,095

Other
Operating revenues	$ 1,384	$ 1,064	$ 4,746	$ 3,284
Operating income	402	429	1,562	1,222
Interest expense	317	306	954	944
Earnings before income taxes	94	160	653	369

Investments in equity investees	$ 4,592	$ 5,264	$ 4,592	$ 5,264

2. BUSINESS SEGMENTS

Financial data by business segment is presented below:

	The Company
				Retail			Corporate
(In Thousands)	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 06-30-01	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 218,994	$ -	$ 35,851	$ 48,316	$ 17,078	$ 12	$ (1,750)	$ 318,501
Depreciation, Depletion and Amortization	16,920	-	131	435	8,004	17	73	25,580
Operating Income (Loss)	23,221	(1,409)	1,517	(739)	3,963	(538)	(4,602)	21,413
Equity Investment Income (Loss)	-	3,246	3,550	-	4,000	94	-	10,890
Operating Income and Equity Investment Income (Loss)	23,221	1,837	5,067	(739)	7,963	(444)	(4,602)	32,303
Segment Assets	1,515,652	4,735	7,639	11,426	200,013	2,467	5,445	1,747,377
Investments in Equity Investees	-	100,128	10,036	-	26,690	4,592	-	141,446
Capital Spending	$ 21,386	$ 427	$ 5	$ 1,790	$ 121,808	$ 196	$ 2,155	$ 147,767

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 06-30-00	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 199,715	$ -	$ 20,095	$ 30,352	$ 12,236	$ 11	$ (1,161)	$ 261,248
Depreciation, Depletion and Amortization	22,222	-	69	419	5,653	16	31	28,410
Operating Income (Loss)	25,966	(1,629)	(1,061)	(902)	3,356	(267)	(2,823)	22,640
Equity Investment Income	-	2,915	-	-	20	160	-	3,095
Operating Income and Equity Investment Income (Loss)	25,966	1,286	(1,061)	(902)	3,376	(107)	(2,823)	25,735
Segment Assets	1,495,661	1,221	10,478	8,200	92,208	(49)	333	1,608,052
Investments in Equity Investees	-	99,311	-	-	26,095	5,264	-	130,670
Capital Spending	$ 24,631	$ 1,221	$ (148)	$ (138)	$ 20,624	$ 974	$ 119	$ 47,283

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Nine Months Ended 06-30-01	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 1,708,995	$ -	$ 123,764	$ 244,989	$ 37,429	$ 29	$ (5,934)	$2,109,272
Depreciation, Depletion and Amortization	51,006	-	394	1,190	15,840	50	211	68,691
Operating Income (Loss)	203,197	(2,739)	5,939	(480)	8,813	(1,329)	(18,988)	194,413
Equity Investment Income	-	10,580	9,719	-	5,742	653	-	26,694
Operating Income and Equity Investment Income (Loss)	203,197	7,841	15,658	(480)	14,555	(676)	(18,988)	221,107
Segment Assets	1,515,652	4,735	7,639	11,426	200,013	2,467	5,445	1,747,377
Investments in Equity Investees	-	100,128	10,036	-	26,690	4,592	-	141,446
Capital Spending	$ 65,318	$ 1,853	$ 1,860	$ 1,856	$ 128,208	$ 949	$ 3,838	$ 203,882

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Nine Months Ended 06-30-00	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 968,985	$ -	$ 98,466	$ 111,650	$ 22,912	$ 30	$ (3,648)	$ 1,198,395
Depreciation, Depletion and Amortization	63,122	-	202	1,228	10,290	49	98	74,989
Operating Income (Loss)	182,272	(3,290)	7,020	(2,542)	5,750	(897)	(9,744)	178,569
Equity Investment Income	-	8,461	-	-	314	369	-	9,144
Operating Income and Equity Investment Income (Loss)	182,272	5,171	7,020	(2,542)	6,064	(528)	(9,744)	187,713
Segment Assets	1,495,661	1,221	10,478	8,200	92,208	(49)	333	1,608,052
Investments in Equity Investees	-	99,311	-	-	26,095	5,264	-	130,670
Capital Spending	$ 77,211	$ 1,050	$ (148)	$ 965	$ 90,280	$ 1,042	$ 184	$ 170,584

The following reconciles total segment assets and investments in equity investees to the Company's consolidated total assets at June 30, 2001 and 2000:

	June 30,
	2001	2000
	(In Thousands)

Capital Investments
Segment assets	$ 1,747,377	$ 1,608,052
Investments in equity investees	141,446	130,670
Other investments not included in
above categories	10,231	12,031
Total Capital Investments - Net	1,899,054	1,750,753

Assets
Current Assets	829,902	437,143
Other Assets	283,301	218,791
Total Assets	$ 3,012,257	$ 2,406,687

The activities of Peoples Gas are mainly within the Gas Distribution segment with only immaterial amounts of activity in other segments. North Shore Gas activities are entirely within the Gas Distribution segment.

3. ACCOUNTS RECEIVABLE

See accounts receivable discussion in Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Balance Sheet Variations."

4. ENVIRONMENTAL MATTERS

Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. Two of the Manufactured Gas Sites are discussed in more detail below. The subsidiaries, under the supervision of the Illinois Environmental Protection Agency (IEPA), are conducting investigations of an additional 31 Manufactured Gas Sites. These investigations may require the utility subsidiaries to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over approximately three years.

In 1990, North Shore Gas entered into an Administrative Order on Consent (AOC) with the United States Environmental Protection Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a Manufactured Gas Site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS was comprised of an investigation to determine the nature and extent of contamination at the Waukegan Site and a feasibility study to develop and evaluate possible remedial actions. North Shore Gas entered into the AOC after being notified by the EPA that North Shore Gas, General Motors Corporation (GMC), and Outboard Marine Corporation (OMC) were each a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and remedial work that the EPA determines is necessary. Other parties identified as PRPs did not enter into the AOC.

Under the terms of the AOC, North Shore Gas is responsible for the cost of the RI/FS. North Shore Gas believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has shared equally with North Shore Gas in funding of the RI/FS cost, without prejudice to GMC's or North Shore Gas' right to seek a lesser cost responsibility at a later date.

On May 14, 1999, the EPA notified GMC, OMC, Elgin Joliet and Eastern Railway Company, and North Shore Gas that they were potentially liable with respect to the Waukegan Site and that the EPA intended to begin discussions regarding the design and implementation of the remedial action selected for the Waukegan Site.

On September 30, 1999, the EPA issued the Record of Decision (ROD) selecting the remedial action for the Waukegan Site. The remedy consists of on-site treatment of ground water, off-site treatment and disposal of soil containing polynuclear aeromatic hydrocarbons or creosote, and on-site solidification/stabilization of arsenic contaminated soils. The EPA has estimated the present worth of the remedy to be $26.5 million (representing the present worth of estimated capital costs and of estimated operation and maintenance costs).

On December 22, 2000, OMC filed a petition in federal bankruptcy court seeking protection under Chapter 11 of the United States Bankruptcy Code.

North Shore Gas and the other parties notified by the EPA have been discussing implementation of the remedy and the allocation of costs associated with the investigation and remediation of the Waukegan Site. In July 2001, North Shore Gas and the other PRP's entered into an AOC with the EPA to conduct the remedial design for the Waukegan site.

North Shore Gas has entered into a settlement agreement with one of the PRP's and is continuing discussion with the remaining parties.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At June 30, 2001, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $41.1 million; for North Shore Gas the total was $20.6 million; and for the Company on a consolidated basis the total deferred was $61.7 million. This amount includes management's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon a comprehensive review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites as well as the likelihood of whether such actions will be necessary. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. In November 1998, the utilities reached a settlement agreement with one of the insurance carriers. The costs deferred at June 30, 2001 have been reduced by the proceeds of the settlement. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at June 30, 2001 have not been reduced to reflect recoveries from other insurance carriers.

Management believes that the costs incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission.

Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification, and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31.0 million. Salomon has provided financial assurance for the performance of the remediation of the site.

North Shore Gas filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asked the court to declare that North Shore Gas is not liable for response costs at the Denver site. Salomon filed a counterclaim for costs incurred by Salomon and Shattuck with respect to the site. In 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site.

In August 1998, the U.S. Court of Appeals, Seventh Circuit, reversed the District Court's decision and remanded the case for determination of what liability, if any, the former entity has and therefore North Shore Gas has for activities at the site.

In November 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA's announcement followed a six-month scientific/technical review by the agency of the remedy's effectiveness. In June 2000, the EPA amended the ROD to require removal of the radioactive wastes from the site to a licensed off-site disposal facility. The EPA estimates that this action will cost an additional $21.5 million (representing the present worth of estimated capital costs and estimated operation and maintenance costs).

North Shore Gas does not believe that it has liability for the response costs, but cannot determine the matter with certainty. At this time, North Shore Gas cannot reasonably estimate what range of loss, if any, may occur. In the event that North Shore Gas incurred liability, it would pursue reimbursement from insurance carriers, other responsible parties, if any, and through its rates for utility service.

Equipment Containing Mercury

Peoples Gas and North Shore Gas are inspecting for mercury contamination in certain of their customers' premises where gas pressure regulators, manometers and other equipment containing mercury may have been used. The utilities have identified approximately 93,000 locations where gas pressure regulators, manometers and other equipment containing mercury may have been used. Virtually all of the gas pressure regulators containing mercury that were used for residences and other small volume customers were removed by the utilities in the 1960's, 1970's and 1980's. The utilities' inspection programs include both a visual check for mercury and a verification with mercury detection equipment.

As of June 30, 2001, Peoples Gas had visually inspected approximately 31,172 premises (including 29,549 small volume customers, primarily residences) and small amounts of mercury were found in 34 of these locations (of which 16 were residences). North Shore Gas had visually inspected approximately 38,208 premises (including 37,829 small volume customers, primarily residences) and small amounts of mercury were found in 34 of these locations (of which 33 were residences). All but one of the commercial and industrial locations have been inspected. The utilities have sent notices to residential locations and will inspect residences when requested by the residents. Based on responses to date, the utilities do not anticipate that all residents will request inspections; however, at this time, the utilities cannot predict with certainty how many inspections will be made.

In each case where mercury contamination is found, Peoples Gas or North Shore Gas will perform appropriate remediation at the premises to eliminate contamination. Based on information available at June 30, 2001, it does not appear that mercury contamination discovered by the utilities has had or will have a significant harmful effect on the public.

The Company has incurred and expects to continue to incur costs for inspection and remediation and other costs related to the programs. The Company charged $16.1 million (of which Peoples Gas and North Shore Gas charged $8.0 million and $8.1 million, respectively) to operating expense in the fourth quarter of fiscal year 2000, including the accrual recorded in accounts payable of $15.0 million (of which Peoples Gas and North Shore Gas recorded $7.0 million and $8.0 million, respectively) to account for the estimated remaining costs related to the programs. Actual costs incurred as of June 30, 2001 for Peoples Gas and North Shore Gas were $2.6 million and $2.9 million, respectively. As of June 30, 2001 neither the Company nor either utility has been named as a defendant in any lawsuit. The Company intends to vigorously pursue the recovery of mercury-related costs from insurance carriers.

5. COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income in addition to net income. Comprehensive income is the total of net income and all other nonowner changes in equity (Other Comprehensive Income). Comprehensive income includes net income, the effect of the additional pension liability not yet recognized as net periodic pension cost and unrealized gains and losses from derivative instruments that qualify as cash flow hedges per SFAS No. 133. The Company and Peoples Gas have reported accumulated other comprehensive income in their respective Consolidated Balance Sheets

Comprehensive income for the Company for the three and nine months ended June 30, 2001 and 2000 is as follows:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
(In Thousands)
Net income	$11,563	$10,852	$110,411	$97,850

Other comprehensive income
Unrealized gain (loss) on cash flow hedges	44,909	-	(4,894)	-
Income tax (expense)/benefit	(17,814)	-	1,941	-
Other comprehensive income, net of tax	27,095	-	(2,953)	-

Total comprehensive income	$38,658	$10,852	$107,458	$97,850

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

The following should be read in conjunction with the Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) of Peoples Energy Corporation, The Peoples Gas Light and Coke Company and North Shore Gas Company 2000 Annual Report on Form 10-K, as amended.

Summary

Net income for the three months ended June 30, 2001 increased to $11.6 million, compared to $10.9 million in the year ago period. The $711,000 increase ($1.6 million before taxes) was mainly the result of continued growth by the diversified businesses, primarily the midstream services ($6.1 million) and oil and gas production ($4.6 million) segments, as well as from a decrease in gas distribution depreciation expense ($5.3 million). Net income was negatively effected by weather that was nine percent warmer than in the previous period ($1.7 million) and by a decrease in income associated with pension benefit accounting in the gas distribution segment ($2.7 million).

Net income for the nine months ended June 30, 2001 increased to $110.4 million, compared to $97.9 million in the year ago period. The $12.5 million increase ($21.0 million before taxes) was mainly a result of increased gas delivery volumes due to weather that was 19 percent colder than the same period last year and to continued growth in diversified business earnings. In addition to the positive impact from weather ($22.6 million), the gas distribution segment benefited from reduced depreciation expense ($12.1 million) and from the positive effects of pension benefit accounting ($8.9 million). Partially offsetting these effects was an increase in the utilities' provision for uncollectible accounts ($13.2 million) due to unseasonably cold weather and significantly higher natural gas prices.

A summary of variations affecting income between years is presented below, followed by explanations of significant differences by segment.

	Three Months Ended
	June 30,		Increase /
	2001	2000	(Decrease)	Percent
(In Thousands, Except Percents)
Operating Income and Equity Investment Income:
Gas Distribution	$ 23,221	$ 25,966	$ (2,745)	(10.57)
Power Generation	1,837	1,286	551	42.85
Midstream Services	5,067	(1,061)	6,128	(577.57)
Retail Energy Services	(739)	(902)	163	18.07
Oil and Gas Production	7,963	3,376	4,587	135.87
Other	(444)	(107)	(337)	(314.95)
Corporate and Adjustments	(4,602)	(2,823)	(1,779)	(63.02)
Total Operating Income and Equity Investment Income	32,303	25,735	6,568	25.52
Other Income and (Deductions)	1,821	1,948	(127)	(6.52)
Interest Expense	18,114	13,224	4,890	36.98
Income Taxes	4,447	3,607	840	23.29
Net Income	$ 11,563	$ 10,852	$ 711	6.55

	Nine Months Ended
	June 30,		Increase /
	2001	2000	(Decrease)	Percent
(In Thousands, Except Percents)
Operating Income and Equity Investment Income:
Gas Distribution	$ 203,197	$ 182,272	$ 20,925	11.48
Power Generation	7,841	5,171	2,670	51.63
Midstream Services	15,658	7,020	8,638	123.05
Retail Energy Services	(480)	(2,542)	2,062	81.12
Oil and Gas Production	14,555	6,064	8,491	140.02
Other	(676)	(528)	(148)	(28.03)
Corporate and Adjustments	(18,988)	(9,744)	(9,244)	(94.87)
Total Operating Income and Equity Investment Income	221,107	187,713	33,394	17.79
Other Income and (Deductions)	7,126	3,491	3,635	104.12
Interest Expense	54,311	38,303	16,008	41.79
Income Taxes	63,477	55,051	8,426	15.31
Income before Cumulative Effect of Change
in Accounting Principle	110,445	97,850	12,595	12.87
Cumulative Effect of Accounting Change, net of tax	(34)	-	(34)	(100.00)
Net Income	$ 110,411	$ 97,850	$ 12,561	12.84

Gas Distribution Segment

The Company's core business is the distribution of natural gas. Its two regulated utilities purchase, distribute, sell and transport natural gas to approximately one million retail customers through a 6,000-mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois. The Company also owns a storage facility in central Illinois and a pipeline which connects the facility and six major interstate pipelines to Chicago.

Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the utilities. In general, the unit cost of gas does not have a significant direct effect on operating income because of the utilities' tariffs that provide for dollar-for-dollar recovery of gas costs. (See Note 1 of the Notes to Consolidated Financial Statements.) However, unusually higher natural gas costs that continue for an extended period of time affect the accrual for the provision for uncollectible accounts and carrying charges.

Operating revenues for the Company for the three-month period increased $19.3 million to $219.0 million due primarily to the higher unit price of gas ($32.3 million), offset in part by weather that was 14 percent warmer than normal and nine percent warmer than the same period last year. Increases in revenues are not necessarily indicative of operating results. Operating income decreased $2.7 million to $23.2 million due mainly to warmer weather ($1.7 million), customer conservation resulting from higher natural gas costs ($3.4 million) and the negative effects of pension benefit accounting ($2.7 million). Partially offsetting these negative effects was a decrease in depreciation expense ($5.3 million).

Operating revenues for the Company for the nine-month period increased $740.0 million to $1.7 billion due primarily to the higher unit price of gas ($639.3 million) and weather that was four percent colder than normal and 19 percent colder than the same period last year. Increases in revenues are not necessarily indicative of operating results. Operating income increased $20.9 million to $203.2 million due mainly to colder weather ($22.6 million), reduced depreciation expense ($12.1 million), to the positive effects of pension benefit accounting ($8.9 million) and to the reduced use of external labor ($4.0 million). Negatively impacting operating income were customer conservation resulting from higher natural gas costs ($12.1 million) and an increase in the provision for uncollectible accounts ($13.2 million). Also impacting the year-to-year comparison was the prior years benefit of the weather insurance program ($13.2 million). (See Liquidity and Capital Resources - "Balance Sheet Variations" for discussion of increased accounts receivables due to high gas prices and the related impact on bad debt reserves.)

Operating revenues for Peoples Gas for the three-month period increased $16.1 million due mainly to the higher unit price of gas ($26.6 million), offset in part by weather that was 14 percent warmer than normal and nine percent warmer than the same period last year. Increases in revenues are not necessarily indicative of operating results. Operating income decreased $1.7 million to $21.5 million due primarily to warmer weather ($1.5 million), customer conservation resulting from higher natural gas costs ($2.9 million) and the negative effects of pension benefit accounting ($2.9 million). Partially offsetting these negative effects was a decrease in depreciation expense ($4.8 million).

Operating revenues for Peoples Gas for the nine-month period increased $633.8 million to $1.5 billion due principally to the higher unit price of gas ($535.8 million) and weather that was four percent colder than normal and 19 percent colder than the same period last year. Increases in revenues are not necessarily indicative of operating results. Operating income increased $30.8 million to $180.6 million due mainly to colder weather ($19.4 million), reduced depreciation expense ($10.4 million), the positive effects of pension benefit accounting ($8.3 million) and the reduced use of external labor ($4.1 million). Negatively impacting operating income were customer conservation resulting from higher natural gas costs ($10.5 million) and an increase in the provision for uncollectible accounts ($12.6 million). (See Liquidity and Capital Resources - "Balance Sheet Variations" for discussion of increased accounts receivables due to high gas prices and the related impact on bad debt reserves.)

Operating revenues for North Shore Gas for the three-month period increased $3.8 million to $31.8 million due mainly to the higher unit price of gas ($5.7 million), offset in part by weather that was 14 percent warmer than normal and nine percent warmer than the same period last year. Increases in revenues are not necessarily indicative of operating results. Operating income decreased $392,000 to $1.9 million due primarily to warmer weather ($233,000) and customer conservation resulting from higher natural gas costs ($520,000). Partially offsetting these negative effects was a decrease in depreciation expense ($544,000).

Operating revenues for North Shore Gas for the nine-month period increased $119.4 million to $255.8 million due mainly to the higher unit price of gas ($103.5 million) and weather that was four percent colder than normal and 19 percent colder than the same period last year. Increases in revenues are not necessarily indicative of operating results. Operating income increased $3.3 million to $26.2 million due principally to colder weather ($3.2 million), reduced depreciation expense ($1.7 million) and the positive effects of pension benefit accounting ($588,000). Negatively impacting operating income were customer conservation resulting from higher natural gas costs ($1.6 million) and an increase in the provision for uncollectible accounts ($595,000). (See Liquidity and Capital Resources - "Balance Sheet Variations" for discussion of increased accounts receivables due to high gas prices and the related impact on bad debt reserves.)

The Company's objectives for the Gas Distribution segment center on continuous improvement, technological advancements, safety and customer service. Operating revenues for the fiscal year are expected to increase from the prior year due to colder weather and increased gas prices. Segment operating income for fiscal 2001 is expected to improve due to the colder weather, reduced operation and maintenance expense and lower depreciation expense, partially offset by increased customer conservation and increased uncollectible expense due to colder weather and higher gas prices.

Power Generation Segment

The Company is engaged in the development, construction, operation and ownership of natural gas-fired electric generation facilities for sales to electric utilities and marketers. The Company and Dominion Energy, Inc. are equal investors in Elwood Energy L.L.C., which owns and operates a 600-megawatt peaking facility (Phase I) near Chicago, Illinois. A 750-megwatt expansion (Phase II) of this facility was completed in early July 2001, with the first three units, totaling 450 megawatts, becoming commercially operable in June.

Revenue recognition for these peaking facilities is based on contract provisions, which assign higher value to summer capacity. Therefore, quarterly results are not indicative of total year results.

Operating income and equity investment income for the three- and nine-month periods increased $551,000 to $1.8 million and $2.7 million to $7.8 million, respectively. The current quarter increase was mainly a result of the Phase II expansion of the Elwood facility. The full impact of all five units, totaling 750 megawatts will bolster earnings in the fourth quarter. The fiscal year-to-date increase is primarily due to a gain on the liquidation of financial hedges associated with Phase I Elwood's gas supply requirements ($4.0 million) and additional equity investment income from the Phase II expansion ($200,000) offset, in part, by higher gas costs prior to March 1, 2001 ($1.7 million). Effective March 1, 2001, the power sales contracts on the Phase I Elwood units were restructured to essentially eliminate Elwood's fuel price risk.

In addition to further expansion of the Elwood facility, which is permitted for a total of 3,850 megawatts in generating capacity, including 2,500 megawatts for combined-cycle power development, the Company is pursuing other power generation opportunities. It will jointly develop and operate, with Exelon Corporation, a 350-megawatt natural gas-fired "peaker" electric plant on Chicago's southeast side. The plant will provide reliable electricity to the city in times of high electric demand. It is targeted to begin operations in late spring 2002.

The Company expects fiscal 2001 equity investment income to increase due to operational commencement of the 750-megawatt expansion of the Elwood facility partially offset by increased partnership interest expense resulting from a project financing of the entire 1,350-megawatt facility. Closing on the project financing is expected to occur in the fourth quarter of fiscal 2001.

Midstream Services Segment

The Company is engaged in wholesale activities that provide value to gas distribution marketers, utilities and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates, through Peoples Energy Resources Corp. (PERC), a natural gas liquids peaking facility and is active in other asset-based wholesale activities. The Company and Enron North America, Inc. ("Enron") are equal partners in enovate, L.L.C. ("enovate"), which is expanding the Peoples Gas hub by offering additional hub services and peaking services, developing new products and pursuing strategic asset acquisitions.

Operating revenues for the three- and nine-month periods increased $15.8 million to $35.9 million and $25.3 million to $123.8 million, respectively. Success in this segment is dependent upon capturing margin from price movements in the wholesale market. The size of this margin can vary daily and is small in relation to the market value of the commodity. Therefore, revenue statistics are not necessarily a good indicator of results. Operating income and equity investment income for the three- and nine-month periods increased $6.1 million to $5.1 million and $8.6 million to $15.7 million, respectively. The strong earnings in both current periods were primarily the result of equity investment income from enovate ($3.6 million and $9.7 million, respectively). Results for the current three-month period also benefited from increased hub activity ($1.0 million) and other wholesale activities ($1.3 million). Results for the nine-month period were negatively impacted by lower operating income from hub ($682,000) and peaking activities ($485,000) and earnings recognized from a nonrecurring pipeline construction project in the prior period ($1.5 million).

The Company's objective is to become the primary player in the Midwest energy market, developing additional hub services such as storage, transportation and title tracking while pursuing an exchange-traded Chicago contract. The enovate partnership is anticipated to grow through development of new products and services, development of wholesale business for the Chicago niche marketplace and identification of asset based projects in the Chicago area that have a clear strategic fit. The Company expects operating income and equity investment income in fiscal 2001 to increase significantly over the prior year.

Retail Energy Services Segment

The Company markets gas and electricity and provides energy management and other services to retail customers.

For the three- and nine-month periods, operating revenues increased $18.0 million to $48.3 million and $133.3 million to $245.0 million, respectively. These increases were due mainly to increased revenues resulting from higher gas prices and from the start-up of electricity sales. The third quarter reflected an operating loss of $739,000, an improvement of $163,000 over the prior period loss of $902,000. The fiscal year-to-date period reflects a loss of $480,000, an improvement of $2.0 million over the prior period loss of $2.5 million. The current quarter benefited from increased electric margins ($711,000) and lower operating costs ($203,000) over the same period a year ago. The fiscal year-to-date benefited from a one-time change in inventory accounting methods ($1.5 million) and from higher electric margins ($1.5 million) offset by higher operating expenses ($1.0 million) related to growth.

The Company intends to develop proprietary products as it participates in the electric and gas unbundling process and will continue to build the necessary infrastructure to support its growth. As a result of growing customer base and volumes, margin enhancement and cost management initiatives, the Company expects that the fiscal year results for this segment will show a smaller loss than last year.

Oil and Gas Production Segment

The Company is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. The Company also has an equity investment in EnerVest Energy, L.P. (EnerVest) which acquires, develops and manages a portfolio of U.S. and Canadian oil and gas producing properties. The Company's focus is on natural gas, with growth coming from low risk drilling opportunities and the acquisition of proved reserves with upside potential which can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by the Company qualify for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. These credits are computed based on units of production.

Operating revenues for the three- and-nine month periods increased $4.8 million to $17.1 million and $14.5 million to $37.4 million, respectively. The increases were due to the impact of new reserve acquisitions subsequent to the year ago periods, positive results from drilling programs and higher sales prices on production volumes. Operating income for the three- and nine-month periods increased $4.6 million to $8.0 million and $8.5 million to $14.6 million, respectively. The increases were due primarily to higher revenue from production sales and increased equity investment income from the EnerVest partnership primarily due to the sale of developed property ($4.0 million and $5.4 million). Offsetting these effects, in part, were higher operating expenses ($1.5 million and $3.7 million) and increased depletion expenses ($2.4 million and $5.6 million).

On April 26, 2001, the Company acquired interests in South Texas properties consisting of approximately 11,500 gross acres (8,900 net) of developed and undeveloped oil and gas leasehold, which are operated by Peoples Energy Production, the Company's oil and gas production subsidiary. The acquired reserves, 91 percent of which are natural gas, were purchased for about $120.0 million. The transaction increased the Company's total proved reserves to approximately 130 billion cubic feet of gas equivalent, and its net production capability to approximately 55 million cubic feet of gas equivalent per day.

Operating income in fiscal 2001 is expected to increase due to full year impacts of reserves acquired in 2000, development drilling and the impact of the South Texas acquisition.

The Company's objective is to become a top-fifty owner of natural gas reserves. Existing oil and gas properties will be developed through drilling and operational enhancements. The Company will continue to hedge a substantial portion of its production in order to mitigate price risk and will pursue oil and gas reserve acquisitions that are consistent with its growth strategy.

Other Segment

The Company is involved in other activities such as district heating and cooling and the development of fueling stations for natural gas vehicles. The Company has invested in Enertech Capital Partners II, L.P., a venture capital fund specializing in energy-related and telecommunication entities. These and certain business development activities do not fall under the above segments and are reported in the Other segment. Results for the three- and nine-month periods were virtually unchanged from the prior year periods.

Corporate and Adjustments

This category encompasses corporate activities that support the six business segments, as well as consolidating adjustments.

The $1.8 million and $9.2 million decreases in operating income for the three- and nine-month periods, respectively, are mainly due to increased operating expenses. The three- and nine-month periods reflect the mark-to-market pricing of unrealized liabilities for stock appreciation rights granted to certain employees under the Company's long-term incentive compensation plans ($695,000 and $5.3 million). Also negatively affecting the three- and nine-month periods were increased outside services expenses ($115,000 and $1.7 million).

Other Income and Deductions

Other income and deductions for the Company for the three-month period decreased by $127,000 to $1.8 million. For the nine-month period, other income and deductions increased by $3.6 million to $7.1 million. Negatively affecting both periods was a $2.8 million loss due to the withdrawal from the Whitecap Energy System partnership. Also negatively affecting the fiscal year-to-date was a loss on the disposition of equipment associated with development of the Company's Calumet site ($2.8 million). Offsetting these impacts in both periods were interest income associated with advances to Elwood Energy ($1.7 million and $4.8 million) and interest income from a note receivable originating from the cancellation of equipment purchases associated with the development of the Company's Calumet site ($863,000 and $2.6 million). The fiscal year-to-date also benefited from an interest rate swap ($1.5 million) and from an increase in imputed interest on amounts recoverable from customers ($1.4 million).

Other income and deductions for Peoples Gas decreased $395,000 to $768,000 and $473,000 to $1.9 million for the three- and nine-month periods, respectively. Negatively affecting both periods was a decrease in miscellaneous revenues ($977,000 and $831,000). Negatively impacting the fiscal year-to-date was the prior period's recognition of the allowance for other funds used during construction ($1.1 million) and a current period loss on the disposition of property ($221,000). Offsetting these impacts were increased imputed interest on amounts recoverable from customers ($226,000 and $1.2 million) and increased income from securities ($285,000 and $357,000).

Other income and deductions for North Shore Gas decreased $71,000 to $105,000 for the three-month period due mainly to a reduction in miscellaneous interest revenues ($177,000) offset, in part, by increased income from securities ($87,000) and an increase in imputed interest recoverable from customers ($19,000). Fiscal year-to-date reflected an increase of $51,000 to $316,000, due primarily to an increase in imputed interest recoverable from customers ($203,000) and to an increase in income from securities ($42,000) offset, in part, by a decrease in miscellaneous interest revenues ($242,000).

Interest Expense

For purposes of the following discussion, long-term obligations refer to instruments with maturity dates over one year, including obligations classified as short-term debt in the balance sheet due to tender provisions.

For the three- and nine-month periods, interest expense for the Company increased $4.9 million to $18.1 million and $16.0 million to $54.3 million, respectively. Short-term interest expense in both periods increased primarily due to increased working capital needs of the utilities ($1.9 million and $7.3 million) partially offset by a decrease in Peoples Energy's corporate short-term interest expense ($3.3 million and $2.6 million). Peoples Energy's long-term interest expense increased ($6.8 million and $14.9 million) due to the issuances of long-term debt in July 2000 and January 2001. Partially offsetting these effects was lower interest on Peoples Gas' long-term debt due to prior year refinancing ($935,000 and $4.6 million).

Interest expense for Peoples Gas for the three- and nine-month periods increased $933,000 to $8.8 million and $3.3 million to $28.9 million respectively. The increase in short-term interest expense is primarily due to additional working capital required to pay for gas supply in advance of collections from customers ($1.9 million and $7.0 million). Peoples Gas issued $200 million in one-year notes to fund these working capital needs. Offsetting this impact was a decrease in interest expense on long-term debt due to the prior year refinancing ($935,000 and $4.6 million).

Interest expense for North Shore Gas for the nine-month period increased $296,000 to $4.2 million due mainly to additional working capital required to pay gas supply in advance of collections from customers ($289,000).

Income Taxes

For the three and nine months ended, income taxes for the Company increased $840,000 to $4.4 million and $8.4 million to $63.5 million, respectively, due mainly to higher pre-tax income. A partial offset for the fiscal year-to-date period was an increase of $733,000 in Section 29 tax credits associated with production from certain oil and gas production properties.

Income taxes for Peoples Gas decreased $568,000 to $5.3 million for the three months ended due mainly to lower pre-tax income. Income taxes for the nine-month period increased $11.7 million to $61.1 million due primarily to higher pre-tax income. For the three-month period for North Shore Gas, income taxes decreased $196,000 to $205,000 due primarily to lower pre-tax income. Income taxes for the nine-month period increased $1.1 million to $8.6 million due mainly to higher pre-tax income.

Other Matters

On August 2, 2001, the Company announced a special early retirement program for its non-union employees. The program will result in a one time charge (which cannot be estimated at this time) to fiscal 2001 earnings, but produce ongoing labor savings beginning in fiscal 2002. Assuming 50% of eligible employees participate, the program is estimated to yield annual labor savings of about $7.0 million. Benefit payments will be borne by the Company's pension plan trust, which will continue to be well funded.

Fiscal 2001 Outlook

The Company expects fiscal 2001 earnings to be consistent with its previously announced range of $3.15 to $3.25 per share. The diversified business segments are expected to produce approximately 20 percent of the Company's total earnings. Actual results could vary from the above estimate due to many uncertainties including fourth quarter weather, results of utility collection activities, changes in costs estimates associated with the Company's mercury inspection program and costs associated with an early retirement program.

Accounting Standards

On October 1, 2000 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. See Note 1 of the Notes to Consolidated Financial Statements. The standard involves assessing and recording the effectiveness of a cash flow hedge when incurred and may result in additional volatility in reported earnings.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for business combinations completed after June 30, 2001 and SFAS No. 142 is effective for fiscal year 2002. The Company does not expect the adoption of these standards to have a material effect on its financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 is effective for fiscal years beginning after June 2002. At this time the Company is currently evaluating the impact, if any, that the standard will have on its financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company, Peoples Gas and North Shore Gas for the nine months ended June 30, 2001 and 2000:

	The Company		Peoples Gas		North Shore Gas
(In Thousands)	2001	2000	2001	2000	2001	2000
Net cash provided by operations	$102,791	$ 60,576	$80,131	$86,606	$26,667	$18,413
Net cash (used in) investing activities	($272,284)	($209,720)	($79,413)	($69,247)	($11,663)	($910)
Net cash provided by (used in) financing activities	$186,336	$164,959	$17,013	($16,735)	($14,402)	($9,849)

See the consolidated statement of cash flows and the discussion of major balance sheet fluctuations for more detail.

Balance Sheet Variations

In addition to a comparison of the June 30, 2001 balance sheet to the prior fiscal year ended balance sheet, the Company, Peoples Gas and North Shore Gas have included the comparable June 30, 2000 balance sheet. Many of the fluctuations between the current quarter and the prior fiscal year end are due to weather seasonality and volatility in natural gas prices.

The Company's total assets at June 30, 2001 increased $510.3 million, or 20 percent, from September 30, 2000. The increase was primarily due to a $272.1 million increase in utility customer accounts receivable resulting from historically high gas prices and an increase of $46.4 million in other receivables. Also affecting the change in total assets were increases of $87.5 million in advances to Elwood Energy for expansion of the peaking facility and $36.8 million in prepaid pension costs. These effects were partially offset by a $49.7 million reduction in gas costs recoverable through rate adjustments and a $37.9 million reduction in gas in storage.

The utility accounts receivable balances at June 30, 2001 increased $248.5 million to $399.5 million as compared to June 30, 2000 primarily due to the higher unit cost of natural gas and the effects of colder weather.

During the first nine months of fiscal 2001, record prices for natural gas occurred during the same period as extremely cold weather. As a consequence, the utilities have experienced an increase in past due amounts.

The utilities have offered, and many of their customers participate in, budget payment programs and other programs designed to assist customers in paying their bills and avoiding shutoff. At June 30, 2001, over $152.0 million of receivables represented amounts owed by customers who have utilized these programs. Timing of cash receipts and reduction of accounts receivable have been affected by these programs, making period comparison less meaningful.

Customers of the utilities have received over $39.0 million in Low Income Home Energy Assistance Program funds during this fiscal year, and the Company is actively seeking additional federal energy assistance for its customers. The utilities have also been working with the State of Illinois and the City of Chicago to develop programs that provide funds for assistance to customers in paying off their balances. One such program has provided $7.0 million to reduce past due balances of customers who made a required contribution.

The utilities' reserves for uncollectible accounts at June 30, 2001, were $42.9 million, an increase of $17.6 million from the June 30, 2000 balances. The current provision rate for uncollectible accounts is two percent, which has resulted in a provision for uncollectible accounts of $30.1 million for the nine months ended June 30, 2001, an increase of $ 13.2 million over the prior year period.

The Company is continuing its outreach efforts to its customers and taking serious steps to collect past due accounts, including shut offs for nonpayment. The ultimate outcome of these efforts is uncertain, and further increases to the reserve for uncollectibles may be required in future periods.

As a means of providing stability to customer bills, Peoples Gas and North Shore Gas have begun fixing the prices to be paid to suppliers for a portion of future supply requirements of utility customers. The program is designed to mitigate the adverse impacts of severe price volatility, our customer bills and the utilities uncollectible expense and working capital costs. Gas purchases under the program qualify for recovery from customers under the terms of the utilities gas charge.

The Company's current liabilities rose at June 30, 2001 by $112.6 million from September 30, 2000. The change was mostly a result of a temporary LIFO liquidation credit ($87.2 million) in the current period due to the anticipated replenishment of the lower cost LIFO price layer by fiscal year end. Also affecting the change were increases in accrued taxes ($51.9 million) and accounts payable ($66.0 million) due to higher gas costs, partially offset by a decrease in short-term debt ($86.2 million).

Variations in the Company's deferred credits and other liabilities and accumulated other comprehensive income are due to the adoption of SFAS No. 133, (See Note 1 of the Notes to Consolidated Financial Statements.)

Total assets of Peoples Gas at June 30, 2001 increased $282.0 million, or 16 percent, from September 30, 2000 primarily due to higher customer accounts receivable ($249.9 million) and prepaid pension costs ($36.2 million). These increases were partially offset by a decrease in gas in storage ($38.3 million) due to increased demand during colder weather periods and decreased gas costs recoverable ($40.6 million) resulting from higher gas charges and increased volumes due to colder weather. Current liabilities increased $205.2 million due to increased accrued taxes ($50.0 million) and to a higher level of accounts payable ($43.0 million) resulting from higher gas costs. Short-term debt was $56.2 million higher to supplement working capital needs. The estimated LIFO liquidation credit ($70.4 million) anticipates the replenishment of the lower cost LIFO price layer by fiscal year end. The LIFO adjustment was also greater than in the comparable fiscal year period because of additional withdrawals due to colder weather and higher gas prices.

The accounts receivable at June 30, 2001 for Peoples Gas increased $229.1 million to $364.0 million as compared to June 30, 2000 primarily due to the higher unit cost of natural gas and the effects of colder weather. The bad debt reserve at June 30, 2001 totaled $41.1 million, an increase of $16.9 million from the June 30, 2000 balance. The average gas charge for the current nine-month period was 70.58 cents per therm versus 35.83 cents per therm for the prior year period.

Total assets of North Shore Gas at June 30, 2001 increased $18.2 million, or seven percent, from September 30, 2000 primarily due to higher customer accounts receivable ($22.2 million). Offsetting this effect, in part, was a decrease in gas costs recoverable ($9.1 million) resulting from higher gas charges and increased volumes due to colder weather. Current liabilities increased $10.4 million due to increases in accrued taxes ($3.0 million) and to the estimated LIFO liquidation credit ($16.9 million) which anticipates the replenishment of the lower cost LIFO price layer by fiscal year end. The LIFO adjustment was also greater than in the comparable fiscal year period because of additional withdrawals due to colder weather and higher gas prices.

The accounts receivable at June 30, 2001 for North Shore increased $19.4 million to $35.6 million as compared to June 30, 2000 primarily due to the higher unit cost of natural gas and the effects of colder weather. The bad debt reserve at June 30, 2001 totaled $1.8 million, an increase of $720,000 from the June 30, 2000 balance. The average gas charge for the current nine-month period was 70.80 cents per therm versus 36.58 cents per therm for the prior year period.

Financial Sources

In the first quarter, Peoples Gas issued short-term debt of $200 million to supplement working capital needs and replace maturing short-term obligations. The Company, as of June 30, 2001 has lines of credit of $305.0 million and had unused credit available from banks of $221.9 million. Peoples Gas had $190.0 million of available credit facilities of which $24.0 million was available to North Shore Gas. At June 30, 2001, Peoples Gas had unused credit available from banks of $190.0 million of which $24.0 million was available to North Shore Gas.

In January 2001, the Company issued $325.0 million 6.9% Notes, due January 15, 2011. In April 2001, the Company completed an exchange offering of all of its outstanding 6.9% Notes due January 15, 2011, for an equal amount of 6.9% Notes due January 15, 2011, Series A.

Financial Uses

Capital Spending. In the nine-month period, the Company spent $203.9 million on property, plant and equipment, including partnership investments of $7.0 million. Peoples Gas and North Shore Gas, which make up the Gas Distribution segment, spent $58.3 million, and $7.0 million, respectively on property, plant and equipment in the same period. The remaining $138.6 million was spent by the diversified business segments as follows: Power Generation $1.8 million; Midstream Services $1.9 million; Retail Energy Services $1.9 million, Oil and Gas Production $128.2 million and Corporate and Other $4.8 million.

The Company increased its advances to joint venture partnerships ($87.5 million) to complete the expansion of the Elwood facility. The funds will be repaid when project financing on the entire facility is completed in the fourth quarter.

Dividends. On February 7, 2001, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 51 cents per share from the 50 cents per share previously in effect. The annualized dividend rate is $2.04 per share.

Contingencies

Environmental Matters. Peoples Gas and North Shore Gas are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 4 of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action in the District Court for the Northern District of Illinois asking the court to declare that North Shore Gas is not liable for response costs relating to the site. The defendant filed a counterclaim for costs incurred by the defendant with respect to the site. (See Note 4 of the Notes to Consolidated Financial Statements.)

Peoples Gas and North Shore Gas are conducting a mercury inspection and remediation program. (See Note 4 of the Notes to Consolidated Financial Statements.)

Market Risk Management

Commodity Price Risk. The Company uses forward contracts and financial instruments, including futures, swaps, collars and options, to manage its exposure to certain commodity price risks in its subsidiaries' operations. These risks occur because of the changing prices of natural gas, power, crude oil, ethane and propane. Except as discussed below for enovate, the Company's policy for risk management activities stipulates that such financial instruments are only to be used for management of price risk. The Company monitors and controls derivative and related physical positions using a mark-to-market (MTM) analysis. This analysis provides information on credit exposure as well as the current value of the portfolio.

Peoples Gas and North Shore Gas are not directly exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation, which allows for all reasonably incurred costs of natural gas to be recovered from the utilities' customers through the operation of the utilities' Gas Charges. (See Liquidity and Capital Resources - "Balance Sheet Variations" for discussion of increased accounts receivables due to high gas prices and the related impact on bad debt reserves.)

Investments by the Company's diversified businesses are subject to a thorough analysis of related market risk and an acceptable plan for each investment formulated to manage this risk. After a risk management program for the investment is approved, both the operating unit's and the Company's senior management are kept apprised of any remaining market risk through daily MTM reports and established notification policies.

The Company has working interests in natural gas and crude oil producing properties. Using swaps and options, approximately 62 percent of the production estimated as of June 30, 2001 for the next twelve months is hedged, thereby removing market risk on that portion of the production. Price movements in natural gas and crude oil swaps and futures are highly correlated to any price changes in the underlying physical commodities. Therefore, a loss in the market value of the hedged commodity should be substantially offset by an equal gain in value resulting from the financial transaction. Sensitivity analyses are used to estimate the Company's price exposure to the market risk of its physical natural gas and oil reserves and related financial instruments used to mitigate the price exposure. As of June 30, 2001, the sensitivity analysis for oil and gas producing properties demonstrated an instantaneous 10 percent adverse movement in the NYMEX forward curve for natural gas and oil would have reduced future Earnings Before Income Taxes (EBIT) by approximately $14.4 million for all proved reserves.

The Company sells fixed price and variable priced products as part of its retail energy services businesses. Risk is reduced through the use of fixed price supplier contracts and future contracts that hedge the expected price for monthly volume of customer usage. Variations in monthly actual usage from expected usage can expose the Company to additional price risk. Risk management trading and optimization of storage assets are utilized to mitigate this intramonth risk. As of June 30, 2001, the exposure from open financial positions was immaterial.

The Elwood partnership owns a natural gas-fired electric generating peaking facility. Elwood has agreed to sell all of the facility's current generation capacity and energy produced at fixed demand and commodity charges under multi-year contracts. The power sales contracts with the customers were renegotiated March 1, 2001 to essentially eliminate fuel price risk. Therefore, Elwood has no price risk for fuel purchases or power sales during the term of these contracts.

The Company has an equity investment in enovate. It may participate in trading activities other than for hedging purposes and hold a number of open, uncovered positions. It is subject to position, dollar and Value at Risk loss limits established by the Company and Enron through the risk management policy of enovate. Management believes that these maximum loss limits are at a level such that any adverse results from such trading activity would not have a material adverse effect on the results of operations or the financial condition of the Company.

Interest Rate Risk. Interest rate risk generally is related to the Company's and its gas distribution subsidiaries' outstanding debt. A sensitivity analysis methodology is being utilized to determine potential loss of future earnings, fair values, or cash flows from market risk sensitive instruments over a selected time period due to hypothetical changes in interest rates.

The Company manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. The Company currently has outstanding a mix of $302.0 million in variable rate bonds and notes (taxable and tax-exempt) and $280.0 million in other short-term borrowings. Assuming interest rates are 10 percent higher than the rates reported at the end of June 30, 2001, the Company's annualized interest expense would increase by approximately $2.4 million before considering the effect of income taxes.

Included in the Company's variable rate debt are its $100.0 million Notes due August 1, 2002. The Company's interest rate risk has been further reduced due to an interest rate swap effective February 1, 2001, to fix the rate for $75.0 million of the $100.0 million at 6.8 percent.

OPERATING STATISTICS

The following table represents gross margin components and delivery statistics for the Company:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Operating Revenues (In Thousands):
Gas Distribution Sales
Residential
Heating	$ 154,622	$ 138,904	$ 1,302,061	$ 683,485
Non-heating	11,618	10,714	49,378	45,252
Commercial	18,933	21,599	192,938	105,750
Industrial	2,422	2,291	37,346	19,107
	187,595	173,508	1,581,723	853,594

Gas Distribution Transportation
Residential	5,751	6,311	30,118	29,087
Commercial	8,116	8,400	41,645	38,044
Industrial	4,261	5,283	19,303	20,306
Contract Pooling	6,088	1,614	22,183	6,188

	24,216	21,608	113,249	93,625

Other Gas Distribution Revenues	7,183	4,599	14,023	21,766

Diversified Segment Revenues	99,507	61,533	400,277	229,410

Total Operating Revenues	318,501	261,248	2,109,272	1,198,395
Less - Cost of Energy Sold	183,892	127,766	1,469,508	634,139

Gross Margin	$ 134,609	$ 133,482	$ 639,764	$ 564,256

Gas Distribution Deliveries (MDth):
Gas Sales
Residential
Heating	13,527	17,480	116,376	106,252
Non-heating	562	660	2,746	2,863
Commercial	1,824	3,032	17,833	17,332
Industrial	324	272	3,617	3,529
	16,237	21,444	140,572	129,976

Transportation
Residential	3,284	3,916	22,225	21,249
Commercial	6,617	7,562	38,826	35,659
Industrial	5,599	7,679	24,298	28,561
	15,500	19,157	85,349	85,469

Total Gas Distribution Deliveries	31,737	40,601	225,921	215,445

The following table represents gross margin components and delivery statistics for Peoples Gas:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Operating Revenues (In Thousands):
Gas Sales
Residential
Heating	$ 129,211	$ 117,753	$ 1,099,248	$ 586,177
Non-heating	11,320	10,439	47,685	36,015
Commercial	16,147	18,276	159,612	89,083
Industrial	1,560	1,648	29,663	15,480
	158,238	148,116	1,336,208	726,755

Transportation
Residential	5,530	6,048	29,082	27,999
Commercial	7,213	7,278	37,412	33,429
Industrial	3,636	4,556	16,871	17,653
Contract Pooling	5,848	1,428	20,579	5,589

	22,227	19,310	103,944	84,670

Diversified Segment Revenues	1,479	951	4,670	6,457

Other	6,718	3,647	15,120	10,073

Total Operating Revenues	188,662	172,024	1,459,942	827,955
Less - Gas Costs	86,245	66,699	934,158	373,141

Gross Margin	$ 102,417	$ 105,325	$ 525,784	$ 454,814

Deliveries (MDth):
Gas Sales
Residential
Heating	11,032	14,526	96,879	88,792
Non-heating	539	630	2,633	2,751
Commercial	1,559	2,531	14,558	14,383
Industrial	221	158	2,817	2,821
	13,351	17,845	116,887	108,747

Transportation
Residential	3,180	3,784	21,573	20,595
Commercial	5,859	6,433	34,662	30,823
Industrial	4,561	6,462	20,381	24,184
	13,600	16,679	76,616	75,602

Total Deliveries

The following table represents gross margin components and delivery statistics for North Shore Gas:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Operating Revenues (In Thousands):
Gas Sales
Residential
Heating	$ 25,411	$ 21,151	$ 202,813	$ 105,621
Non-heating	298	275	1,693	924
Commercial	2,786	3,323	33,326	16,667
Industrial	862	643	7,683	3,627
	29,357	25,392	245,515	126,839

Transportation
Residential	221	263	1,036	1,088
Commercial	903	1,122	4,233	4,615
Industrial	625	727	2,432	2,653
Contract Pooling	240	187	1,604	600

	1,989	2,299	9,305	8,956

Other	465	272	1,017	653

Total Operating Revenues	31,811	27,963	255,837	136,448
Less - Gas Costs	18,575	13,623	187,550	74,315

Gross Margin	$ 13,236	$ 14,340	$ 68,287	$ 62,133

Deliveries (MDth):
Gas Sales
Residential
Heating	2,495	2,954	19,497	17,460
Non-heating	23	30	113	112
Commercial	265	501	3,275	2,949
Industrial	103	114	800	708
	2,886	3,599	23,685	21,229

Transportation
Residential	104	132	652	654
Commercial	758	1,129	4,164	4,836
Industrial	1,038	1,217	3,917	4,377
	1,900	2,478	8,733	9,867

Total Deliveries	4,786	6,077	32,418	31,096

The following table represents operating statistics for the Oil and Gas Production segment:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Average daily production:
Gas (MMCFD)	44.6	38.4	34.2	27.8
Oil (MBOD)	1.2	1.3	1.1	0.7
Gas equivalent (MMCFED)	51.8	46.4	40.9	32.1

Average daily hedged volumes:
Gas (MMCFD)	29.5	26.7	25.3	19.4
Oil (MBOD)	0.5	0.4	0.5	0.3

Percentage hedged:
Gas	66%	70%	74%	70%
Oil	41%	30%	49%	49%

Average hedge price:
Gas ($/MCF)	$ 3.26	$ 2.40	$ 2.70	$ 2.37
Oil ($/BBL)	$ 20.18	$ 18.75	$ 20.96	$ 17.58

Net realized price:
Gas ($/MCF)	$ 3.64	$ 2.66	$ 3.25	$ 2.46
Oil ($/BBL)	$ 20.91	$ 24.31	$ 23.17	$ 21.71
Equivalent ($/MCFE)	$ 3.62	$ 2.90	$ 3.35	$ 2.61

FORWARD LOOKING INFORMATION

The MD&A contains statements that may be considered forward-looking, such as management's expectations, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds, financing activities, market risk, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the gas distribution utility subsidiaries, and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

  the future health of the U.S. and Illinois economies;
  the timing and extent of changes in energy commodity prices, including but not limited to the effect of unusually high gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts, and interest expense;
  litigation concerning North Shore Gas' liability for CERCLA response costs relating to a former mineral processing site in Denver, Colorado;
  developments regarding Peoples Gas' and North Shore Gas' mercury investigation and remediation program;
  regulatory developments in the U.S., or in Illinois and other states where the Company does business;
  changes in the nature of the Company's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors;
  the Company's success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time;
  drilling risks and the inherent uncertainty of gas and oil reserve estimates;
  weather related energy demand;
  the timing and extent of changes in interest rates; and
  employee participation in the Company's early retirement program and changes in the Company's future labor requirements and costs.

Some of these uncertainties that may affect future results are discussed in more detail under the captions "Competition and Deregulation," "Sales and Rates," "State Legislation and Regulation," "Federal Legislation and Regulation," "Environmental Matters," and "Current Gas Supply" in "Item 1 - Business" of the Annual Report on Form 10-K. All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market risk are reported under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management," and Note 1 of the Notes to Consolidated Financial Statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.
Item 5. Other Information

None.
Item 6. Exhibits and Reports on Form 8-K

Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document

None

b. Reports on Form 8-K filed during the quarter ended June 30, 2001

Date of Report - April 27, 2001
Item 9 - Regulation FD Disclosure
Preliminary Financial Results

Date of Report - April 27, 2001
Item 9 - Regulation FD Disclosure
Script of Analyst Conference Call

Date of Report - April 27, 2001
Item 5 - Other Events
Forward Looking Financial Information

Date of Report - May 7, 2001
Item 5 - Other Events
Item 9 - Financial Statements and Exhibits
Forward Looking Financial Information - Security Analysts Presentation

Date of Report - May 7, 2001
Item 9 - Regulation FD Disclosure
Security Analysts Presentation

Date of Report - May 15, 2001
Item 5 - Other Events
Withdrawal from Whitecap

Date of Report - May 19, 2001
Item 5 - Other Events
Labor Negotiations

Date of Report - June 29, 2001
Item 5 - Other Events
Item 9 - Financial Statements and Exhibits
Forward Looking Financial Information - Press Release
The Peoples Gas Light and Coke Company:

a. Exhibits

Exhibit
Number	Description of Document

None

b. Reports on Form 8-K filed during the quarter ended June 30, 2001

Date of Report - May 19, 2001
Item 5 - Other Events
Labor Negotiations

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document

None

b. Reports on Form 8-K filed during the quarter ended June 30, 2001

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

August 10, 2001	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Vice President, Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

August 10, 2001	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Vice President, Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

August 10, 2001	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Vice President, Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer