Form 10-K
period 2001-09-30
NORTH SHORE GAS CO /IL/; PEOPLES GAS LIGHT & COKE CO; PEOPLES ENERGY CORP
filed 2001-12-14
CIK 110101, 77388, 77385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

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
(an Illinois Corporation)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of Each Class	on which registered
Peoples Energy Corporation	New York Stock Exchange
Common Stock, without par value	Chicago Stock Exchange
Pacific Exchange

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrants:

Peoples Energy Corporation	Approximately $1.4 billion computed on the basis of the closing market price of $38.42 for a share of Common Stock on November 30, 2001.

The Peoples Gas Light and Coke Company	None.

North Shore Gas Company	None.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Peoples Energy Corporation	Common Stock, without par value, 35,447,700 shares outstanding at November 30, 2001

The Peoples Gas Light and Coke Company	Common Stock, without par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation) at November 30, 2001

North Shore Gas Company	Common Stock, without par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation) at November 30, 2001

This combined Form 10-K is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

Documents Incorporated by Reference

	Document	Part of Form 10-K

Peoples Energy Corporation	Portions of the Company's Notice of Annual Meeting and Proxy Statement to be filed on or about December 21, 2001	Part III

The Peoples Gas Light and Coke Company	None

North Shore Gas Company	None

Peoples Energy Corporation

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED SEPTEMBER 30, 2001

PART I

ITEM 1. Business

GENERAL

Peoples Energy Corporation (Company) is solely a holding Company and does not engage directly in any business of its own. Income is derived principally from the Company's utility subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas). The Company also derives income from its other subsidiaries, Peoples District Energy Corporation (Peoples District Energy), Peoples NGV Corp. (Peoples NGV), Peoples Energy Resources Corp. (Peoples Energy Resources), Peoples Energy Services Corporation (Peoples Energy Services), Peoples Energy Ventures, LLC (Peoples Energy Ventures) and Peoples Energy Production Company (Peoples Energy Production). Peoples Energy Production was formerly a direct subsidiary of Peoples Energy Ventures. As a result of a reorganization, Peoples Energy Production became a direct subsidiary of the Company on October 1, 2001. The Company and its subsidiaries had 2,624 employees at September 30, 2001.

The Company was incorporated in 1967 under the Illinois Business Corporation Act and has its principal executive offices at 130 East Randolph Drive, Chicago, Illinois 60601-6207 (Telephone 312-240-4000). Its business activities are segregated into six segments as described below.

The Gas Distribution segment is the Company's core business. Its two regulated utilities purchase, distribute, sell and transport natural gas to approximately one million retail customers through a 6,000-mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois.

Peoples Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale and transportation of natural gas. It has approximately 847,000 residential, commercial and industrial retail sales and transportation customers within the City of Chicago (City). Peoples Gas also owns a storage facility in central Illinois and a pipeline, which connects the facility and six major interstate pipelines to Chicago.

North Shore Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale and transportation of natural gas. It has approximately 153,000 residential, commercial and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in northeastern Illinois.

The Power Generation segment is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. The Company, through Peoples Energy Resources, and Dominion Energy, Inc. (Dominion) are equal investors in Elwood Energy LLC (Elwood), which owns and operates a nominal 1,350-megawatt peaking facility near Chicago, Illinois.

The Midstream Services segment is engaged in wholesale activities that provide value to gas distribution marketers, utilities and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates, through Peoples Energy Resources, a natural gas liquids peaking facility and is active in other asset-based wholesale activities. The Company and Enron North America Corp. (Enron) are equal partners in enovate, L.L.C. (enovate), which engages in a comprehensive wholesale business for the Chicago marketplace, including new product development, marketing and trading.

The Retail Energy Services segment markets gas and electricity and provides energy management and other services to retail customers. Peoples Energy Services and Peoples Energy Ventures subsidiaries are engaged in providing energy commodities and value added services to industrial, commercial and residential customers.

The Oil and Gas Production segment is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. Peoples Energy Production also has an equity investment in EnerVest Energy, L.P. (EnerVest) which acquires, develops and manages a portfolio of oil and gas producing properties. Peoples Energy Production's primary focus is on natural gas, with growth coming from low-to-moderate-risk drilling opportunities and the acquisition of proved reserves with upside potential, which can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by Peoples Energy Production qualify for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. The Section 29 income tax credits are computed based on units of production and are scheduled to expire December 31, 2002.

The Company is involved in other activities such as district heating and cooling and the development of fueling stations for natural gas vehicles. The Company has invested in Enertech Capital Partners II, L.P., (Enertech) a venture capital fund specializing in energy-related and telecommunication entities. These and other activities do not fall under the above segments and are reported in the Other segment.

COMPETITION AND DEREGULATION

Peoples Gas and North Shore Gas are authorized, by statute and/or certificates of public convenience and necessity to conduct operations in the territories they serve. In addition, these subsidiaries operate under franchises and license agreements granted them by the communities they serve. Peoples Gas holds a perpetual, nonexclusive franchise from the City. North Shore Gas' franchises with communities within its service territory are of various terms and expiration dates.

Absent extraordinary circumstances, potential competitors are barred from constructing competing gas distribution systems in the utility subsidiaries' service territories by a judicial doctrine known as the "first in the field" doctrine. In addition, the high cost of installing duplicate distribution facilities would render the construction of a competing system impractical.

Competition in varying degrees exists between natural gas and other fuels or forms of energy available to consumers in the Midwest and the utilities' respective service territories.

On December 16, 1997, the State of Illinois enacted legislation to restructure the electric market in Illinois. Under the legislation, approximately one-third of nonresidential electric customers, including customers with very large loads, were able to purchase electric power from the supplier of their choice beginning on October 1, 1999. All nonresidential customers received this choice by December 31, 2000. All residential customers will be given this choice by May 1, 2002. Customers who buy their electricity from a supplier other than the local electric utility will be required to pay transition charges to the utility through the year 2006. These charges are intended to compensate the electric utilities for revenues lost because of customers buying electricity from other suppliers. The legislation also allows an electric utility to issue bonds, in aggregate amounts up to 50 percent of its Illinois jurisdictional capitalization, to be financed by a specific charge to its customers. An electric utility also may transfer up to 15 percent of its assets to an affiliated or unaffiliated entity without approval from the Illinois Commerce Commission (Commission). In return for these and other benefits, electric utilities are required to reduce their rates to residential customers. The state's largest electric utility, the utility that serves northeastern Illinois, reduced its residential rates by 15 percent on August 1, 1998, and by another five percent on October 1, 2001. The legislation does not require electric utilities to divest their power generation assets. However, subject to certain capacity restrictions, electric utilities can divest assets without Commission approval. Management believes that the restructuring of the electric marketing in Illinois under this legislation will not have a material adverse effect on the competitive position of the Company's subsidiaries.

In addition to restructuring the electric market, the legislation provides for additional funding for assistance to low-income energy users, including customers of the Company's utility subsidiaries. The legislation creates a fund, financed by charges to electric and gas customers of public utilities and participating municipal utilities and electric co-ops, which supplements currently available federal energy assistance.

A substantial portion of the gas that Peoples Gas and North Shore Gas deliver to their customers consists of gas that the subsidiaries' customers purchase directly from producers and marketers rather than from the subsidiaries. These direct customer purchases have little effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales.

A pipeline may seek to provide transportation service directly to end-users. Such direct service by a pipeline to an end-user would bypass the local distributor's service and reduce the distributor's earnings. However, none of the subsidiaries' pipeline suppliers has undertaken any service bypassing the subsidiaries. Both utility subsidiaries have a bypass rate approved by the Commission, which allows the utilities to renegotiate rates with customers that are potential bypass candidates.

Through its Retail Energy Services segment, the Company is involved in the marketing of gas and electricity to retail customers. Competition in this arena is intense and comes from utility affiliates, purchases by some larger marketers, and a number of smaller marketers as the market continues to expand. Through its positive name recognition, acquisition of customer contracts and strategic marketing efforts, the Company aims to capture major regional market share of this business. The business climate is volatile with many companies entering and exiting the business.

REGULATION

A. Sales and Rates

Peoples Gas and North Shore Gas sell natural gas having an average heating value of approximately 1,000 British thermal units (Btus) per cubic foot.* Sales are made and service rendered by Peoples Gas and North Shore Gas pursuant to rate schedules on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge, to recover the costs incurred by Peoples Gas and North Shore Gas to purchase, transport, manufacture and store gas supplies. The level of the Gas Charge under both subsidiaries' rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges and liquefied petroleum gas costs. In addition, under the tariffs of Peoples Gas and North Shore Gas, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs). (See Note 1N of the Notes to Consolidated Financial Statements.)

The business of the Company's utility subsidiaries is influenced by seasonal weather conditions because a large element of the subsidiaries' customer load consists of space heating. Therefore, weather-related deliveries can have a significant positive or negative impact on net income. (For discussion of the effect of the seasonal nature of gas revenues on cash flow, see Liquidity and Capital Resources in Item 7.)

* All volumes of natural gas set forth in this report relating to the Company's gas distribution segment are stated on a 1,000 Btu (per cubic foot) billing basis.
(100 cubic feet = 1 therm; 10 therms = 1 Dekatherm - Dth; 1,000 Dekatherms = 1 MDth)

The basic marketing plans of Peoples Gas and North Shore Gas are to maintain their existing shares in all market segments and develop opportunities emerging from changes in the utility environment and technological equipment advances for new, expanded or current natural gas applications, including cogeneration, prime movers, microturbines, natural gas-fueled vehicles and natural gas air-conditioning.

B. State Legislation and Regulation

Peoples Gas and North Shore Gas are subject to the jurisdiction of and regulation by the Commission, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois. These include rates and charges, issuance of securities, services and facilities, systems of accounts, investments, safety standards, transactions with affiliated interests, as defined in the Illinois Public Utilities Act, and other matters.

C. Federal Legislation and Regulation

The Company is a holding company as defined in the Public Utility Holding Company Act of 1935 (1935 Act). By Order entered on December 6, 1968 (Holding Company Act Release No. 16233), the Securities and Exchange Commission (SEC), pursuant to Section 3(a)(1) of the 1935 Act, exempted the Company and its subsidiary companies as such from the provisions of the 1935 Act, other than Section 9(a)(2) thereof.

Most of the gas distributed by Peoples Gas and North Shore Gas is transported to the utilities' distribution systems by interstate pipelines. In their provision of gas sales services (gathering, transportation and storage services, and gas supply), pipelines are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See "Sales and Rates" and "Current Gas Supply".)

Peoples Gas' operation of its natural gas hub is subject to the jurisdiction of and regulation by the FERC, which has authority over the rates, terms and conditions of the hub services.

The Power Generation segment is involved in the generation of electric power for sale to electric utilities and marketers. Under the 1935 Act, an exempt wholesale generator (EWG) is exempt from being deemed a public utility for purposes of the 1935 Act and no company will become a holding company under the 1935 Act as a result of owning an interest in an EWG. To qualify as an EWG, an entity must be engaged exclusively in the business of owning or operating an eligible facility and selling electricity at wholesale. An eligible facility is a generating facility used solely to produce electricity exclusively for sale at wholesale. Elwood was first certified as an EWG by FERC in 1999. Elwood is a public utility under the Federal Power Act and subject to the jurisdiction of FERC with respect to wholesale electric rates and other matters. Elwood has received authority from FERC to make wholesale sales of electricity at market-based rates. The FERC's order, as is customary with market-based rate schedules, reserves the right to revoke Elwood's market-based rate authority if it is subsequently determined that Elwood or its affiliates possess excessive market power.

ENVIRONMENTAL MATTERS

The Company and its subsidiaries are subject to federal and state environmental laws. Peoples Gas and North Shore Gas are conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 5A of the Notes to Consolidated Financial Statements.) North Shore Gas has received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado. (See Note 5B of the Notes to Consolidated Financial Statements.) Also, Peoples Gas and North Shore Gas conducted a mercury inspection and remediation program. (See Note 5C of the Notes to Consolidated Financial Statements.)

CURRENT GAS SUPPLY

Peoples Gas and North Shore Gas have each entered into various long-term and short-term firm gas supply contracts. When used in conjunction with contract peaking and contract storage, Peoples Gas' company-owned storage, and the peak-shaving facilities of the utilities, such supply is deemed sufficient to meet current and foreseeable peak and annual market requirements.

Although the Company believes North American supply to be sufficient to meet U.S. market demands for the foreseeable future, it is unable to quantify or otherwise make specific representations regarding national supply availability and the cost of that supply.

The following tabulation shows the expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 2001-2002 heating season for Peoples Gas and North Shore Gas:

	Peoples Gas		North Shore Gas
	Design Peak-Day	Year of	Design Peak-Day	Year of
	Availability	Contract	Availability	Contract
Source	(MDth)	Expiration	(MDth)	Expiration
Firm direct purchases (1)	461	2002-2008	100	2002-2008
Liquefied petroleum gas	40		40 (2)
Peaking Service:
Peoples Energy Resources	60	(3)
Storage gas:
Leased (4)	583	2003	160	2003
Peoples-Manlove (5)	993		63	(6)
Customer-owned (7)	363		56
Total expected design
peak-day availability	2,500		419

(1) Consists of firm gas purchases from various suppliers delivered utilizing firm pipeline transportation. The terms of the transportation contracts vary, with the longest term being 11 years.

(2) Reflects derating of capacity, as accepted by the Commission Staff in Docket 91-0581.

(3) The contract with Peoples Energy Resources was for an initial term expiring November 30, 1999; the contract continues in effect from year-to-year thereafter unless canceled by either party upon 12 months' prior notice.

(4) Consists of leased storage services required to meet design day requirements with contract lengths, varying from three years to five years. All leased storage contracts expire by April 30, 2003.

(5) Manlove Field, Peoples Gas' underground storage facility located near Champaign, Illinois, has seasonal top-gas inventory of approximately 26,400 MDth for system supply of which approximately 1,566 MDth is dedicated to North Shore Gas. Peoples Gas also owns a liquefied natural gas (LNG) plant at Manlove Field for the primary purpose of supporting late-season deliverability from the storage facility. The LNG plant has a storage capacity of 2,000 MDth and is capable of regasifying 300 MDth of gas per day. For the 2001-2002 heating season, Manlove Field complex will have a maximum peak-day delivery capability of approximately 1,056 MDth (including 63 MDth for the use of North Shore Gas).

(6) The contract with Peoples Gas was for an initial term expiring May 1, 1990. However, by its terms, the contract continues in effect unless canceled by either party upon 120 days notice prior to April 30 of any year thereafter.

(7) Consists of gas supplies purchased directly from producers and marketers by the utilities' commercial, industrial and larger residential customers.

The sources of gas supply (including gas transported for customers) in MDth for Peoples Gas and North Shore Gas for the three years ended September 30, 2001, 2000 and 1999 were as follows:

	Peoples Gas			North Shore Gas
	2001	2000	1999	2001	2000	1999
Gas purchases	129,737	123,774	120,303	26,414	24,100	22,697
Liquefied petroleum gas produced	4	4	6	1	2	11
Customer-owned gas-received	89,516	86,738	95,492	10,280	11,366	11,981
Underground storage-net	1,080	(1,804)	(916)	27	(36)	97
Exchange gas-net	2,758	(455)	(1,255)	-	(765)	(10)
Purchased storage compressor fuel,
Company Use, franchise requirements,
and unaccounted-for gas	(9,972)	(3,371)	(3,765)	(630)	48	347
Total	213,123	204,886	209,865	36,092	34,715	35,123

Peoples Gas and North Shore Gas have entered into gas supply agreements with Enron for a substantial amount of the utilities' respective purchases. Subsequent to Enron's bankruptcy, Enron has failed to fully perform under these supply agreements. Peoples Gas and North Shore Gas have replaced Enron's delivery shortfalls that are needed for customer requirements through the use of storage and purchases from other suppliers. On December 10, 2001, Peoples Gas and North Shore Gas filed a motion in Enron's bankruptcy case to, among other things, terminate these supply agreements. (See Note 1P and Note 19 of the Notes to Consolidated Financial Statements.)

Peoples Energy Services purchases the majority of the natural gas required to serve its needs from multiple wholesale suppliers. All gas is delivered to Peoples Energy Services at the Chicago city gates for those local distribution companies. Peoples Energy Services does not contract for interstate pipeline capacity in connection with purchases from the various suppliers.

ITEM 2. Properties

All of the principal plants and properties of Peoples Gas and North Shore Gas have been maintained in the ordinary course of business and are believed to be in satisfactory operating condition. The distribution facilities serve the City and other areas in northeastern Illinois. Peoples Gas owns and operates an underground gas storage reservoir and an LNG plant at Manlove Field located near Champaign, Illinois. Peoples Gas also owns a transmission system that transports gas from Manlove Field to Chicago. The underground storage reservoir and LNG plant also serve North Shore Gas. General properties include a substantial investment in office and service buildings, garages, repair shops and motor vehicles, together with the equipment, tools and fixtures necessary to conduct utility business.

Most of the principal plants and properties of Peoples Gas and North Shore Gas, other than mains, services, meters, regulators and cushion gas in underground storage, are located on property owned in fee. Substantially all gas mains are located under public streets, alleys and highways, or under property owned by others under grants of easements. Meters and house regulators in use and a portion of services are located on premises being served. Certain storage wells and other facilities of the Manlove Field storage reservoir and certain portions of the transmission system are located on land held pursuant to leases, easements or permits.

Substantially all of the physical properties now owned or hereafter acquired by Peoples Gas and North Shore Gas are subject to (a) the first-mortgage lien of each utility's mortgage to U.S. Bank Trust National Association, as Trustee, to secure the principal amount of each utility's outstanding first mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.

The Company owns and operates, as part of its Midstream Services segment, a plant in Will County, Illinois that gasifies natural gas liquids to support the sale of winter peaking services to area natural gas utilities and marketers. The current seasonal capacity of the plant is approximately 800,000 MMbtu. The plant is fully paid for and no liens exist on the property.

The Company owns working interests in various oil and gas reserves, as part of its Oil and Gas Production segment. Currently, these interests are located in New Mexico, Texas, Louisiana, North Dakota, Oklahoma and Arkansas. The total investment in these properties is approximately $211.0 million. As of September 30, 2001, total proved oil and gas reserves owned by Peoples Energy Production were approximately 129.0 Bcf equivalent. Reserve information on these properties was provided by the following engineering firms: Miller & Lents, LTD - International Oil & Gas Consultants; Netherland, Swell and Associates, Inc.; and Prator Bett, LLC - Petroleum Engineers.

As part of its Power Generation segment, the Company is an investor with Dominion in the Elwood facility, a nominal 1,350-megawatt peaking facility near Chicago, Illinois. Phase II of this facility, a 750-megawatt expansion, was completed in early July 2001. The Elwood facility is subject to a security interest granted to Bank One Trust Company National Association, as Trustee in connection with a project-based financing of the facility. (See Note 18 of the Notes to Consolidated Financial Statements.)

As part of the Other segment, the Company and Trigen Energy Corporation are equal investors in a district energy facility located in Chicago, Illinois. The facility is subject to a security interest granted to The Prudential Insurance Company of America in connection with a project-based financing of the facility.

ITEM 3. Legal Proceedings

See Note 5 of the Notes to Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names, ages and positions of the executive officers of the Company. Executive officers were elected to serve for a term of one year or until their successors are duly elected and qualified.

	Age at
Name	11/30/01	Position with the Company

Katherine A. Donofrio	44	Senior Vice President (Business Services) of the Company (2001). Ms.
		Donofrio is also Senior Vice President of Peoples Gas and North Shore
		Gas. Prior to becoming Senior Vice President, Ms. Donofrio was Vice
		President of Utility; Rates, Marketing and Business Development (1997).
		Prior to that she was Director of Regulatory Services (1996). Ms.
		Donofrio has been an employee of the Company and/or its subsidiaries
		since 1978.

Willard S. Evans, Jr.	46	Vice President (Information Technology Systems) of the Company
		(2001). Mr. Evans is also Vice President of Peoples Gas and North
		Shore Gas (1997). Prior to becoming Vice President, Mr. Evans was Director of
		Customer Service. Prior to that he served as the District Superintendent
		of Distribution Central. Mr. Evans has been an employee of the
		Company and/or its subsidiaries since 1977.

Donald M. Field	52	Executive Vice President (1998) of the Company. Mr. Field is also
		President, Chief Operating Officer (2001) and Director (1998) of Peoples
		Gas and North Shore Gas. Prior to becoming Executive Vice President,
		Mr. Field was Vice President of Gas Operations of both utility subsidiaries.
		Mr. Field has been an employee of the Company and/or its subsidiaries
		since 1971.

James M. Gabel	45	Treasurer (2000) of the Company. Mr. Gabel is also Treasurer
		(2000) of Peoples Gas and North Shore Gas. Prior to becoming
		Treasurer, Mr. Gabel was Director of Financial Operations (1999).
		Mr. Gabel has been an employee of the Company and/or its
		subsidiaries since 1978.

Joan T. Gagen	50	Vice President and Controller (2001) of the Company. Ms. Gagen is also
		Vice President and Controller of Peoples Gas and North Shore Gas.
		Prior to becoming Vice President and Controller, Ms. Gagen was Vice
		President of Customer Service (1995) for Peoples Gas and North Shore
		Gas. Prior to that, Ms. Gagen was Vice President of Customer Relations
		(1994). Ms. Gagen has been an employee of the Company and/or its
		subsidiaries since 1973.

James Hinchliff	61	Senior Vice President and General Counsel (1989) of the Company.
		Mr. Hinchliff is also Senior Vice President and General Counsel (1989)
		and Director (1985) of Peoples Gas and North Shore Gas. Prior to that
		he was Vice President and General Counsel (1984-1989) of the Company
		and of both subsidiaries. Prior to becoming Vice President and General
		Counsel, Mr. Hinchliff was Assistant General Counsel of the Company
		(1979-1984) and of both subsidiaries (1981-1984). Mr. Hinchliff has been
		an employee of the Company and/or its subsidiaries since 1972.

John C. Ibach	54	Vice President (Human Resources) of the Company (2001). Mr. Ibach is
		also Vice President of Peoples Gas and North Shore Gas (1992). Prior to
		becoming Vice President, Mr. Ibach was Director of Personnel (1991)
		and Director of Labor Relations (1990). Mr. Ibach has been an
		employee of the Company and/or its subsidiaries since 1970.

	Age at
Name	11/30/01	Position with the Company

Peter H. Kauffman	55	Assistant General Counsel and Secretary (1998) of the Company.
		Mr. Kauffman is also Assistant General Counsel and Secretary
		of Peoples Gas and North Shore Gas. Mr. Kauffman has been
		an employee of the Company and/or its subsidiaries since 1972.

William E. Morrow	45	Executive Vice President of the Company (2000). Mr. Morrow is also
		Executive Vice President (2001) and Director (2000) of Peoples Gas and
		North Shore Gas and President of Peoples Energy Resources (2000). Prior
		to becoming Executive Vice President, Mr. Morrow was Vice President
		(1999) of the Company and its utiltiy subsidiaries. Mr. Morrow has been an
		employee of the Company and/or its subsidiaries since 1979.

Thomas A. Nardi	47	Senior Vice President and Chief Financial Officer (2001) of the Company.
		Mr. Nardi is also Senior Vice President and Chief Financial Officer and
		Director of Peoples Gas and North Shore Gas. Prior to becoming Senior
		Vice President, Mr. Nardi was President of Peoples Energy Services (2000).
		Mr. Nardi has been an employee of the Company and/or its subsidiaries
		since 2000. Prior to working for the Company, Mr. Nardi was employed by
		Andersen Consulting (1976-1981) and Nicor Inc. (1981-2000).

Kevin J. O'Connell	55	Vice President (Corporate Planning and Development) of the Company
		(2000). Prior to becoming Vice President of the Company Mr. O'Connell
		was Vice President of Peoples Energy Production (1997). Mr. O'Connell
		has been an employee of the Company and/or its subsidiaries since 1997.
		Prior to working for the Company, Mr. O'Connell was an employee of
		MidCon Corporation.

Thomas M. Patrick	55	President and Chief Operating Officer (1998) and Director (1998) of the
		Company. Mr. Patrick is also Vice Chairman and Director of Peoples Gas
		and North Shore Gas (2001). Prior to becoming President, Mr. Patrick was
		Executive Vice President (1997-1998) of the Company and its subsidiaries
		and Vice President (1989-1996) of both utility subsidiaries. Mr. Patrick has
		been an employee of the Company and/or its subsidiaries since 1976.

Desiree G. Rogers	42	Senior Vice President (Marketing and Communications) of the Company
		(2001). Ms. Rogers is also Senior Vice President of Peoples Gas and North
		Shore Gas (2001). Prior to becoming Senior Vice President, Ms. Rogers
		was Chief Marketing and Communications Officer of the Company (2000).
		Ms. Rogers has been an employee of the Company and/or its subsidiaries
		since 1997. Prior to working for the Company, Ms. Rogers was the director
		of the Illinois State Lottery (1992-1997).

Richard E. Terry	64	Chairman of the Board and Chief Executive Officer (1990) and Director
		(1984) of the Company. Mr. Terry is also Chairman of the Board and
		Chief Executive Officer (1990) and Director (1992) of Peoples Gas
		and North Shore Gas. Prior to becoming Chairman, Mr. Terry was
		President and Chief Operating Officer (1987-1990), Executive Vice
		President (1984-1987), and Vice President and General Counsel (1981-
		1984) of the Company and its subsidiaries. Mr. Terry has been an
		employee of the Company and/or its subsidiaries since 1972.

PART II

ITEM 5. Market For The Company's Common Stock And Related Stockholder Matters

The common stock of the Company is listed on the New York Stock, Chicago Stock, and Pacific Exchanges (trading symbol: PGL). At November 30, 2001, there were 22,342 registered shareholders.

The common stock price range and dividends declared per common share by quarters for fiscal 2001 and 2000 were as follows:

Fiscal	Stock Price			Dividends
Quarters	High	Low	Close	Declared

2001
Fourth	$ 40.75	$ 34.35	$ 39.76	$ 0.51
Third	42.30	37.80	40.20	0.51
Second	44.63	35.88	38.87	0.51
First	46.94	31.75	44.75	0.50

2000
Fourth	$ 35.38	$ 31.25	$ 33.39	$ 0.50
Third	35.06	26.63	32.38	0.50
Second	33.69	26.25	27.44	0.50
First	39.44	33.25	33.50	0.49

ITEM 6. Selected Financial Data

Peoples Energy Corporation

For fiscal years ended September 30,	2001		2000		1999		1998	1997
Common Stock Information
Basic and diluted earnings per share	$ 2.74	(1)	$ 2.44	(2)	$ 2.61	(3)	$ 2.25	$ 2.81
Cash dividends declared per share	$ 2.03		$ 1.99		$ 1.95		$ 1.91	$ 1.87
Dividend payout ratio (percent)	74		82		75		85	67
Book value per share at year-end	$ 22.76		$ 22.02		$ 21.66		$ 20.94	$ 20.43
Market price (year-end, closing)	$ 39.76		$ 33.39		$ 35.19		$ 36.00	$ 37 .69
Price-earnings ratio	14.5		13.7		13.5		16.0	13.4
Basic average shares outstanding (thousands)	35,380		35,413		35,477		35,257	35,000
Diluted average shares outstanding (thousands)	35,439		35,417		35,490		35,276	35,026
Operating Results (thousands)
Operating revenues	$ 2,270,218		$ 1,417,533		$ 1,194,381		$ 1,132,728	$ 1,273,689
Operating income	$ 162,017	(1)	$ 159,183	(2)	$ 156,014		$ 158,453	$ 188,138
Equity investment income	$ 43,188		$ 17,694		$ 8,874		$ 345	$ (110)
Net income	$ 97,020	(1)	$ 86,415	(2)	$ 92,636	(3)	$ 79,423	$ 98,404
Assets at Year-end (thousands)
Property, plant and equipment	$ 2,703,603		$ 2,517,100		$ 2,330,919		$ 2,209,957	$ 2,117,509
Less-Accumulated depreciation and depletion	949,691		871,760		811,083		763,296	715,279
Net Property, Plant and Equipment	$ 1,753,912		$ 1,645,340		$ 1,519,836		$ 1,446,661	$ 1,402,230
Total assets	$ 2,994,054		$ 2,501,918		$ 2,101,131		$ 1,904,500	$ 1,820,805
Capital spending	$ 266,184		$ 247,724		$ 234,171		$ 144,133	$ 93,721
Advances to joint venture partnerships	$ 79,174		$ 68,442		$ -		$ -	$ -
Capitalization at Year-end (thousands)
Common equity	$ 805,517		$ 777,082		$ 768,730		$ 741,361	$ 716,499
Long-term debt	644,308		419,663		521,734		516,604	527,004
Total Capitalization	$ 1,449,825		$ 1,196,745		$ 1,290,464		$ 1,257,965	$ 1,243,503
Financial Ratios (percent)
Total debt to total debt plus equity (4)	61		56		46		41	43
Return on common equity at year-end	12.0		11.1		12.1		10.7	13.7
Gas Distribution Deliveries: (MDth)
Sales - Residential	127,537		117,814		117,840		119,206	142,837
Commercial	19,350		18,974		17,411		19,501	24,994
Industrial	4,042		4,003		4,080		4,114	5,367
Transportation (5)	98,286		98,810		105,657		104,689	107,530
Total Gas Distribution Deliveries	249,215		239,601		244,988		247,510	280,728
Gas Distribution Customers: (average)
Sales - Residential	931,151		919,196		911,782		908,025	910,657
Commercial	46,160		48,540		44,382		46,639	50,914
Industrial	3,005		3,188		2,902		3,239	3,708
Transportation (5)	20,147		17,213		23,604		17,934	10,959
Total Gas Distribution Customers	1,000,463		988,137		982,670		975,837	976,238
Total Retail Energy Services Customers (year-end)	13,780		11,649		16,648		19,749	52
Degree days	6,712		5,650		5,646		5,564	6,806
Percent of normal (6)	104		86		86		85	104
Oil & Gas proved reserves (Bcfe)	129		67		27		8	-
Average production (MMcfed)	43.9		32.2		11.2		2.4	-
Megawatt capacity	675		300		-		-	-

(1) Includes a $0.42 total charge related to the Company's special retirement program, reversal of the reserve for mercury-related costs, and an adjustment to its reserve for uncollectible accounts.
(2) Includes a $0.27 charge related to the Company's mercury investigation and remediation program.
(3) Includes a $0.22 elimination of the decommissioning reserve associated with the 1995 retirement of its synthetic natural gas plant.
(4) Total debt includes both long-term and short-term debt.
(5) Includes commercial, industrial, and larger residential customers.
(6) 6,427 beginning in fiscal year 2001 and 6,536 for all years prior.

The Peoples Gas Light and Coke Company

For fiscal years ended September 30,	2001		2000		1999		1998	1997
Operating Results (thousands)
Operating revenues	$ 1,569,896		$ 956,609		$ 851,515		$ 907,520	$ 1,099,484
Operating income	$ 151,334	(1)	$ 145,536	(2)	$ 136,066		$ 137,655	$ 162,579
Net income	$ 75,259	(1)	$ 73,576	(2)	$ 78,217	(3)	$ 68,378	$ 85,098
Assets at Year-end (thousands)
Property, plant and equipment	$ 2,098,268		$ 2,029,730		$ 1,968,749		$ 1,888,025	$ 1,819,567
Less - Accumulated depreciation	775,750		728,158		689,670		654,262	614,224
Net Property, Plant and Equipment	$ 1,322,518		$ 1,301,572		$ 1,279,079		$ 1,233,763	$ 1,205,343
Total assets	$ 2,039,204		$ 1,800,696		$ 1,631,053		$ 1,589,442	$ 1,557,627
Capital spending	$ 87,122		$ 97,400		$ 115,673		$ 94,425	$ 74,916
Capitalization at Year-end (thousands)
Common equity	$ 620,630		$ 605,955		$ 598,400		$ 582,519	$ 574,969
Long-term debt	250,000		250,000		452,000		452,000	462,400
Total Capitalization	$ 870,630		$ 855,955		$ 1,050,400		$ 1,034,519	$ 1,037,369
Financial Ratios (percent)
Total debt to total debt plus equity (4)	51		50		44		44	45
Return on common equity at year-end	12.1		12.1		13.1		11.7	14.8
Gas Distribution Deliveries (MDth)
Sales - Residential	106,233		98,650		98,631		100,467	121,259
Commercial	15,786		15,766		14,283		16,508	21,463
Industrial	3,157		3,272		3,308		3,360	4,521
Transportation (5)	87,947		87,198		93,643		92,305	94,441
Total Deliveries	213,123		204,886		209,865		212,640	241,684
Number of Customers (average)
Sales - Residential	789,585		782,117		777,215		775,968	781,169
Commercial	37,226		39,759		35,871		38,389	42,750
Industrial	2,088		2,263		1,991		2,341	2,816
Transportation (5)	18,266		15,320		21,708		16,069	9,300
Total Customers	847,164		839,459		836,785		832,767	836,035
Degree days	6,712		5,650		5,646		5,564	6,806
Percent of normal (6)	104		86		86		85	104

(1) Includes a $0.45 total charge related to the Company's special retirement program, reversal of the reserve for mercury-related costs, and an adjustment to its reserve for uncollectible accounts.
(2) Includes a $0.13 charge related to the Company's mercury investigation and remediation program.
(3) Includes a $0.22 elimination of the decommissioning reserve associated with the 1995 retirement of its synthetic natural gas plant.
(4) Total debt includes both long-term and short-term debt.
(5) Includes commercial, industrial and larger residential customers.
(6) 6,427 beginning in fiscal year 2001 and 6,536 for all years prior.

North Shore Gas Company

For fiscal years ended September 30,	2001		2000		1999	1998	1997
Operating Results (thousands)
Operating revenues	$ 274,516		$ 157,446		$ 135,720	$ 144,206	$ 168,875
Operating income	$ 28,659	(1)	$ 14,578	(2)	$ 24,402	$ 25,886	$ 28,714
Net income	$ 14,580	(1)	$ 6,184	(2)	$ 12,492	$ 12,986	$ 14,814
Assets at Year-end (thousands)
Property, plant and equipment	$ 334,039		$ 325,823		$ 317,368	$ 304,487	$ 295,631
Less - Accumulated depreciation	127,278		122,412		115,143	107,590	100,957
Net Property, Plant and Equipment	$ 206,761		$ 203,411		$ 202,225	$ 196,897	$ 194,674
Total assets	$ 273,026		$ 265,125		$ 261,804	$ 251,263	$ 230,694
Capital spending	$ 10,378		$ 10,829		$ 14,614	$ 11,082	$ 11,371
Capitalization at Year-end (thousands)
Common equity	$ 100,694		$ 94,091		$ 96,899	$ 94,777	$ 92,669
Long-term debt	69,308		69,663		69,734	64,604	64,604
Total Capitalization	$ 170,002		$ 163,754		$ 166,633	$ 159,381	$ 157,273
Financial Ratios (percent)
Total debt to total debt plus equity (3)	41		45		42	41	42
Return on common equity at year-end	14.5		6.6		12.9	13.7	16.0
Gas Distribution Deliveries (MDth)
Sales - Residential	21,304		19,164		19,209	18,739	21,578
Commercial	3,564		3,208		3,128	2,993	3,531
Industrial	885		731		772	755	846
Transportation (4)	10,339		11,612		12,014	12,383	13,089
Total Gas Distribution Deliveries	36,092		34,715		35,123	34,870	39,044
Number of Customers (average)
Sales - Residential	141,566		137,079		134,567	132,057	129,488
Commercial	8,934		8,781		8,511	8,250	8,164
Industrial	917		925		911	898	892
Transportation (4)	1,882		1,893		1,896	1,865	1,659
Total Customers	153,300		148,678		145,885	143,070	140,203
Degree days	6,712		5,650		5,646	5,564	6,806
Percent of normal (5)	104		86		86	85	104

(1) Includes a $0.05 total credit related to the Company's special retirement program and reversal of the reserve for mercury-related costs.
(2) Includes a $0.14 charge related to the Company's mercury investigation and remediation program.
(3) Total debt includes both long-term and short-term debt.
(4) Includes commercial, industrial and larger residential customers.
(5) 6,427 beginning in fiscal year 2001 and 6,536 for all years prior.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Summary

Fiscal 2001 net income for the Company increased to $97.0 million, or $2.74 per share, compared to $86.4 million, or $2.44 per share, in the year-ago period. Operating income from the Company's diversified businesses more than doubled from the previous year. The Company's core utility businesses remained strong resulting in an increase in operating income of $22.2 million, excluding the impacts of three special items described below.

In the fourth quarter of 2001 and 2000, the Company recorded special items. The after-tax impacts of these items in 2001 reduced earnings by $14.7 million, or $.42 per share. The after-tax impact of a fiscal 2000 fourth quarter mercury adjustment reduced earnings by $9.7 million, or $.27 per share. The special items are as follows:

On August 2, the Company announced a special retirement program, which was offered to nonunion employees. Of the 170 employees eligible to retire, 131 employees, or 77 percent, accepted the offer. As a result, the Company recorded a one-time charge of $26.2 million, or $.45 per share, to reflect the additional pension expense impact of these early retirements. This amount will be paid from the pension trust fund and therefore will have no impact on operating cash flow. The Company expects fiscal 2002 labor savings to be about $7 million. (See Note 9 of the Notes to Consolidated Financial Statements.)

During the fourth quarter of fiscal 2000, the Company recorded $16.1 million in total anticipated costs for the Company's utilities' mercury inspection and remediation program. At this time, the Company does not expect any further costs associated with that program and has therefore reversed the remaining reserve of $10.3 million, or $.18 per share. (See Note 5C of the Notes to Consolidated Financial Statements.)

The Company adjusted its reserve for uncollectible accounts by recording an additional provision of $8.5 million, or $.15 per share, to reflect current collection experience related to last winter's extremely high gas costs. (See Note 7 of the Notes to Consolidated Financial Statements.)

In fiscal 2001, all three of these adjustments affected the gas distribution segment ($23.4 million). Additionally, approximately $1.0 million of the pension costs were booked to corporate and adjustments. In fiscal 2000, the mercury accrual affected only the gas distribution segment ($16.1 million).

Net income for the Company, excluding these special items in both years, increased to $111.7 million, or $3.16 per share, compared to $96.1 million, or $2.71 per share, in the year-ago period. The $15.6 million increase ($26.9 million before taxes) was mainly a result of increased earnings from the gas distribution segment ($22.2 million). The gas distribution segment benefited from reduced depreciation expense ($16.4 million) and from the positive effects of pension benefit accounting ($7.1 million). Partially offsetting these effects was an increase in the utilities' provision for uncollectible accounts ($12.7 million), excluding the fourth quarter adjustment, due to unseasonably cold weather and higher natural gas prices. Margin increased $3.6 million and was positively affected by an increase in gas delivery volumes due to weather that was 19 percent colder than the previous year, partially offset by customer conservation resulting from higher natural gas costs. Margin also includes the fiscal 2000 benefit of the Company's weather insurance policy. Also having a positive effect on fiscal 2001 earnings was continued growth from the diversified energy businesses, primarily oil and gas production ($10.2 million), power generation ($8.5 million) and midstream services ($7.6 million). Negatively impacting net income was an increase in long-term ($12.6 million) and short-term ($4.8 million) interest expense offset by an increase in miscellaneous interest income ($8.2 million).

In fiscal 2000, net income for the Company, excluding the nonrecurring mercury charge, increased to $96.1 million, or $2.71 per share, compared to $92.6 million, or $2.61 per share, in fiscal 1999. Net income for fiscal 2000 and fiscal 1999 was negatively impacted by 14 percent warmer-than-normal weather ($27.9 million and $28.3 million, respectively), however, these effects were partially mitigated in 2000 by the net benefits from the Company's weather insurance policy ($8.9 million). Increases in interest expense ($13.4 million) and depreciation expense ($17.4 million) had a negative impact on fiscal 2000 results. Positive impacts in fiscal 2000 resulted from growth in diversified segment earnings ($11.9 million) and the positive effects of pension benefit accounting ($16.1 million). Also affecting the year-to-year comparison were the elimination of the decommissioning liability associated with Peoples Gas' 1995 retirement of its synthetic natural gas (SNG) plant ($13.0 million) and a state income tax refund ($3.3 million).

In fiscal 2001, net income for Peoples Gas increased to $75.3 million, compared to $73.6 million in the year-ago period. Peoples Gas was affected by the three special items described previously as follows: A one-time charge of $23.3 million related to the special retirement program; a reversal of the $5.3 million remaining reserve related to the mercury investigation and remediation program which had an initial reserve of $8.0 million recorded in the fourth quarter of 2000; and an $8.5 million adjustment to its reserve for uncollectible accounts. The after-tax impact of the portion of the three special items that related to Peoples Gas for fiscal 2001 reduced earnings by $16.0 million. The after-tax impact of the fiscal 2000 mercury adjustment reduced earnings by $4.8 million.

In fiscal 2001, net income for Peoples Gas, excluding these special items in both years, increased to $91.2 million, compared to $78.4 million in the year-ago period. The $12.8 million increase ($25.9 million before taxes) was mainly a result of increased margin ($13.5 million). Margin was positively affected by an increase in gas delivery volumes due to weather that was 19 percent colder than the previous year, partially offset by customer conservation resulting from higher natural gas costs. Also positively benefiting Peoples Gas' net income was decreased depreciation expense ($14.1 million), the positive effects of pension benefit accounting ($6.0 million) and reduced outside services expenses ($5.4 million). Offsetting these effects, in part, was an increase in the provision for uncollectible accounts ($11.4 million) due to unseasonably cold weather and higher natural gas prices.

In fiscal 2000, net income for Peoples Gas increased $177,000 to $78.4 million, excluding the nonrecurring mercury charge, mainly due to the positive effects of pension benefit accounting ($15.4 million) and a decrease in the provision for uncollectible accounts ($2.1 million), partially offset by a $6.4 million increase in depreciation expense. Both periods were affected by 14 percent warmer-than-normal weather ($23.9 million and $24.5 million, respectively). Also affecting the variation between the two periods were the elimination of the decommissioning liability associated with the 1995 retirement of its SNG plant ($13.0 million) and a state income tax refund ($3.0 million) both recorded in 1999.

In fiscal 2001, net income for North Shore Gas increased to $14.6 million, compared to $6.2 million in the previous period. North Shore Gas was affected by two of the previously described special items as follows: A reversal of the $5.1 million remaining reserve related to the mercury investigation and remediation program which recorded an $8.1 million reserve in the fourth quarter of fiscal 2000; and a charge of $1.9 million related to the special retirement program. The after-tax impact of the portion of these items that relate to North Shore Gas increased earnings by $1.9 million. The after-tax impact on the fiscal 2000 fourth quarter mercury adjustment reduced earnings by $4.9 million.

In fiscal 2001, net income for North Shore Gas, excluding the special items in both years, increased to $12.7 million, compared to $11.1 million in the previous period. The $1.6 million increase ($2.5 million before taxes) was primarily a result of increased margin ($2.7 million). Margin was positively affected by an increase in gas delivery volumes due to weather that was 19 percent colder than the prior period, partially offset by customer conservation resulting from higher natural gas costs. Also positively affecting results was a decrease in depreciation expense ($2.3 million). Offsetting these effects was a $582,000 increase in the provision for uncollectible accounts.

In 2000, net income for North Shore Gas decreased $1.4 million to $11.1 million, exclusive of the nonrecurring mercury charge. Both periods were also affected by warmer-than-normal weather ($4.0 million and 3.6 million, respectively). Positively impacting results was the positive effects of pension benefit accounting ($699,000).

A summary for the Company of variations affecting income between years is presented below, with explanations of significant differences following:

	Fiscal Year		Increase /
	2001	2000	(Decrease)
(In Thousands)
Excluding Special Items (1)
Operating Income and Equity Investment Income:
Gas Distribution (1)	$ 201,722	$ 179,523	$ 22,199
Power Generation	19,946	11,487	8,459
Midstream Services	18,016	10,368	7,648
Retail Energy Services	(3,007)	(4,165)	1,158
Oil and Gas Production	19,256	9,101	10,155
Other	(880)	(607)	(273)
Corporate and Adjustments (1)	(25,489)	(12,704)	(12,785)
Total Operating Income and Equity Investment Income	229,564	193,003	36,561
Other Income and (Deductions)	15,317	5,803	9,514
Interest Expense	72,051	52,919	19,132
Income Taxes	61,080	49,743	11,337
Income Before Cumulative Effect of Change
in Accounting Principle	111,750	96,144	15,606
Cumulative Effect of Accounting Change, net of tax	(34)	-	(34)
Net Income Excluding Special Items (1)	$ 111,716	$ 96,144	$ 15,572
Net Income	$ 97,020	$ 86,415	$ 10,605

	Fiscal Year		Increase /
	2000	1999	(Decrease)
(In Thousands)
Excluding Special Item (1)
Operating Income and Equity Investment Income:
Gas Distribution (1)	$ 179,523	$ 154,851	$ 24,672
Power Generation	11,487	6,884	4,603
Midstream Services	10,368	8,991	1,377
Retail Energy Services	(4,165)	(3,590)	(575)
Oil and Gas Production	9,101	2,209	6,892
Other	(607)	(220)	(387)
Corporate and Adjustments	(12,704)	(4,237)	(8,467)
Total Operating Income and Equity Investment Income	193,003	164,888	28,115
Other Income and (Deductions)	5,803	19,840	(14,037)
Interest Expense	52,919	39,511	13,408
Income Taxes	49,743	52,581	(2,838)
Net Income Excluding Special Item (1)	$ 96,144	$ 92,636	$ 3,508
Net Income	$ 86,415	$ 92,636	$ (6,221)

(1) See Management's Discussion and Analysis of Results of Operations and Financial Condition -
Summary Section for discussion of special items.

Gas Distribution Segment

The Company's core business is the distribution of natural gas. Its two regulated utilities purchase, distribute, sell and transport natural gas to approximately one million retail customers through a 6,000-mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois. The Company also owns a storage facility in central Illinois and a pipeline, which connects the facility and six major interstate pipelines to Chicago.

Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the utilities. In general, the unit cost of gas does not have a significant direct effect on gross margin because of the utilities' tariffs that provide for dollar-for-dollar recovery of gas costs. (See Note 1N of the Notes to Consolidated Financial Statements.) However, changes in gas costs can affect the provision for uncollectible accounts and working capital requirements.

The comparison below excludes the impact from the special retirement program and adjustments for mercury and uncollectible accounts.

In 2001, operating revenues for the Company increased $719.3 million compared to 2000 due mainly to the higher unit cost of gas ($617.4 million) and weather that was four percent colder than normal and 19 percent colder than the prior period. Operating income, excluding the previously described special items, increased $22.2 million to $201.7 million, due mainly to reductions in depreciation expense ($16.4 million) and outside services costs ($4.9 million), as well as from the positive effects of pension benefit accounting ($7.1 million). Negatively impacting operating income was an increase in the provision for uncollectible accounts ($12.7 million), excluding the fourth quarter adjustment. Margin increased $3.6 million and was positively affected by an increase in gas delivery volumes due to weather that was 19 percent colder than the prior period, partially offset by customer conservation resulting from higher gas costs. Margin also includes the benefit of the Company's weather insurance policy recorded in fiscal 2000.

In August 2000, Peoples Gas and North Shore Gas filed petitions with the Commission requesting approval of revised depreciation rates based on an average service life study. In November 2000, the Commission issued orders approving Peoples Gas and North Shore Gas filed rates, which reduced depreciation expense, starting in fiscal year 2001. (See Note 1H of the Notes to Consolidated Financial Statements.)

Weather for fiscal years 2000 and 1999 was warmer than normal in both periods by 14 percent, but the negative impact in 2000 was reduced substantially due to the Company's weather insurance policy. The five-year weather insurance policy protects earnings when weather falls below 6,000-degree days. In fiscal 2000, the weather insurance benefit, net of the premium, amounted to $8.9 million. The Company will continue to retain all upside revenue potential when weather is colder than normal.

In 2000, operating revenues for the Company increased compared to 1999 due primarily to the higher unit cost of gas ($130.0 million) and the benefits associated with the weather insurance policy ($10.5 million). These effects were offset, in part, by a decline of $3.6 million in gas deliveries. Operating income, exclusive of the previously described special item related to the Company's mercury investigation and remediation program, increased $24.7 million to $179.5 million. This increase was primarily the result of pension benefit accounting ($16.1 million) and the net benefits associated with the weather insurance policy ($8.9 million). Partially offsetting these positive effects was an increase of $6.8 million in depreciation expense.

In 2001, operating revenues for Peoples Gas increased $614.8 million compared to fiscal 2000 due mainly to the higher unit cost of gas ($516.0 million) and weather that was four percent colder than normal and 19 percent colder than the prior period. Operating income, excluding the previously described special items, increased $30.8 million to $178.7 million, due primarily to an increase in margin ($13.5 million) and reductions in depreciation expense ($14.1 million). The increase in margin was due to higher gas delivery volumes resulting from weather that was 19 percent colder than the previous period offset, in part, by customer conservation resulting from higher gas costs. Also having a positive impact on operating income were lower outside services expense ($5.4 million) as well as the positive effects of pension benefit accounting ($6.0 million). Partially offsetting these positive results was an increase in the provision for uncollectible accounts ($11.4 million).

In 2000, operating income for Peoples Gas increased $17.5 million to $147.9 million, excluding the previously mentioned special items, due principally to positive effects of pension benefit accounting ($15.4 million) and the decrease in the provision for uncollectible accounts ($2.1 million). These positive impacts were offset, in part, by a $6.4 million increase in depreciation expense.

In 2001, operating revenues for North Shore Gas increased $117.1 million compared to 2000 due mainly to the higher unit cost of gas ($101.4 million) and weather that was four percent colder than normal and 19 percent colder than the prior period. Operating income, excluding the previously described special items, increased $4.0 million to $26.7 million due mainly to an increase in margin ($2.7 million). The increase in margin was primarily a result of higher gas delivery volumes due to weather that was 19 percent colder than the prior year, partially offset by customer conservation resulting from higher gas costs. Also affecting operating income was a reduction in depreciation expense ($2.3 million), partially offset by a decrease in the provision for uncollectible accounts ($582,000).

In 2000, operating income for North Shore Gas decreased $1.7 million to $22.7 million, excluding the previously mentioned special items, due primarily to both periods being affected by weather that was warmer than normal. Partially offsetting this impact was the positive effects of pension benefit accounting ($700,000).

The Company's objectives for the Gas Distribution segment center on continuous improvement, technological advancements, safety and customer service. Assuming normal weather and lower gas costs, operating income for this segment for fiscal 2002 is expected to decrease slightly from fiscal 2001 operating income (excluding the effect of the special items discussed above) as a result of lower pension credits, partially offset by the labor savings associated with the aforementioned special retirement program and lower uncollectible expense. Significantly warmer than normal weather would further decrease operating income.

Operating Statistics The following table represents gross margin components and delivery statistics for the Company:

	For fiscal years ended September 30,
	2001	2000	1999
Revenues (in thousands):
Gas Distribution Revenues
Sales
Residential
Heating	$ 1,381,239	$ 788,990	$ 684,263
Non-heating	58,125	47,771	42,832
Commercial	204,629	122,350	95,530
Industrial	39,621	22,676	18,783
	1,683,614	981,787	841,408

Transportation
Residential	34,364	33,041	38,962
Commercial	48,358	43,829	49,383
Industrial	23,267	24,755	26,814
Contract Pooling	24,983	7,691	9,744

	130,972	109,316	124,903

Other Gas Distribution Revenues	20,841	25,038	13,814

Total Gas Distribution Revenues	$ 1,835,427	$ 1,116,141	$ 980,125

Gas Distribution Deliveries (MDth):
Gas Sales
Residential
Heating	124,329	114,412	114,642
Non-heating	3,208	3,402	3,198
Commercial	19,350	18,974	17,411
Industrial	4,042	4,003	4,080
	150,929	140,791	139,331

Transportation (a)
Residential	24,186	23,206	25,990
Commercial	44,531	40,896	41,721
Industrial	29,569	34,708	37,946
	98,286	98,810	105,657

Total Gas Distribution Deliveries	249,215	239,601	244,988

(a)    Volumes associated with contract pooling service are included in the respective customer classes.

Operating Statistics The following table represents gross margin components and delivery statistics for Peoples Gas:

	For fiscal years ended September 30,
	2001	2000	1999
Net Operating Revenues (in thousands):
Gas Distribution
Sales
Residential
Heating	$ 1,164,571	$ 667,503	$ 580,326
Non-heating	56,266	46,584	41,794
Commercial	169,293	103,195	79,810
Industrial	31,488	18,780	15,365
	1,421,618	836,062	717,295

Transportation
Residential	33,139	31,751	37,618
Commercial	43,394	38,453	43,909
Industrial	20,191	21,423	23,430
Contract Pooling	23,255	6,877	9,179
	119,979	98,504	114,136

Other Gas Distribution Revenues	21,436	13,670	12,973

Total Gas Distribution Operating Revenues	$ 1,563,033	$ 948,236	$ 844,404

Gas Distribution Deliveries (MDth):
Gas Sales
Residential
Heating	103,161	95,382	95,566
Non-heating	3,072	3,268	3,065
Commercial	15,786	15,766	14,283
Industrial	3,157	3,272	3,308
	125,176	117,688	116,222

Transportation (a)
Residential	23,455	22,469	25,245
Commercial	39,856	35,447	36,273
Industrial	24,636	29,282	32,125
	87,947	87,198	93,643

Total Gas Distribution Deliveries	213,123	204,886	209,865

(a)    Volumes associated with contract pooling service are included in the respective customer classes.

Operating Statistics The following table represents gross margin components and delivery statistics for North Shore Gas:

	For fiscal years ended September 30,
	2001	2000	1999
Net Operating Revenues (In Thousands):
Gas Distribution
Sales
Residential
Heating	$ 216,668	$ 121,487	$ 103,936
Non-heating	1,859	1,187	1,038
Commercial	35,336	19,155	15,720
Industrial	8,133	3,896	3,418
	261,996	145,725	124,112

Transportation
Residential	1,225	1,290	1,345
Commercial	4,964	5,376	5,474
Industrial	3,076	3,332	3,384
Contract Pooling	1,735	814	565
	11,000	10,812	10,768

Other Gas Distribution Revenues	1,520	909	840

Total Gas Distribution Operating Revenues	$ 274,516	$ 157,446	$ 135,720

Deliveries (MDth):
Gas Sales
Residential
Heating	21,168	19,030	19,076
Non-heating	136	134	133
Commercial	3,564	3,208	3,128
Industrial	885	731	772
	25,753	23,103	23,109

Transportation (a)
Residential	731	737	745
Commercial	4,675	5,449	5,448
Industrial	4,933	5,426	5,821
	10,339	11,612	12,014

Total Gas Sales and Transportation	36,092	34,715	35,123

(a)    Volumes associated with contract pooling service are included in the respective customer classes.

Power Generation Segment

The Company is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. The Company and Dominion are equal investors in Elwood, which owns and operates a nominal 1,350-megawatt peaking facility near Chicago, Illinois. Phase II of this facility was completed in early July 2001.

In 2001, operating income and equity investment income for the Company increased $8.5 million to $19.9 million. The increase was due mainly to additional equity investment income resulting from the completion of the Phase II expansion ($5.3 million) and a gain on the liquidation of financial hedges associated with Elwood's gas supply requirements ($4.0 million). These effects were partially offset by higher development expenses related to the pursuit of new power projects ($1.1 million). Effective March 1, 2001, the power sales contracts on the Phase I Elwood units were restructured to essentially eliminate Elwood's fuel price risk.

In 2000, operating income and equity investment income for the Company increased $4.6 million to $11.5 million as a result of the Company's investment in the Elwood power facility that came on line in July 1999. Equity investment income, totaling $15.2 million, was partially offset by increased development expenses related to the expansion of this facility and the pursuit of new power projects.

Achieving commercial operation of Phase II and the restructuring of Phase I contracts allowed Elwood to successfully close a $402 million non-recourse bond financing on October 23, 2001. The Company's 50 percent share of the proceeds was used to reduce short-term debt. (See Note 18 of the Notes to Consolidated Financial Statements.)

The bond financing will lower equity investment income by approximately $17.0 million in 2002. Exclusive of this impact, the Company expects fiscal 2002 equity investment income to increase by approximately 10 percent due to a full year's impact of the Elwood expansion and the completion of a 350-megawatt Southeast Chicago Energy Project in partnership with Exelon. The Company is also evaluating expanding outside the midwestern United States.

Midstream Services Segment

The Company is engaged in wholesale activities that provide value to gas distribution marketers, utilities and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates, through Peoples Energy Resources, a natural gas liquids peaking facility and is active in other asset-based wholesale activities. The Company and Enron are equal partners in enovate, which engages in a comprehensive wholesale business for the Chicago marketplace including marketing and trading. Enron filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. (See Note 19 of the Notes to Consolidated Financial Statements.)

In fiscal 2001, operating income and equity investment income increased $7.6 million to $18.0 million, resulting from equity investment income from enovate ($11.3 million), which took advantage of unprecedented price volatility in the natural gas marketplace. Offsetting this effect was a decrease in peaking activities ($1.5 million) and earnings recognized in fiscal 2000 from a pipeline construction project ($2.2 million).

Operating revenues between fiscal years 2001 and 2000 for the Company remained relatively flat. Success in this segment is dependent upon capturing margin from price movements in the wholesale market. The size of this margin can vary daily and is small in relation to the market value of the commodity. Therefore, revenue statistics are not necessarily a good indicator of results.

In 2000, operating revenues for the Company increased $25.8 million to $132.7 million. Operating income and equity investment income increased $1.4 million to $10.4 million, due principally to a pipeline construction interconnect project ($2.2 million). Partially offsetting this positive impact was increased operating expenses related to new business development.

The Company's objective is to become the primary player in the midwest energy market, developing additional hub services such as storage, transportation and title tracking while pursuing an exchange-traded Chicago contract. The Midstream Services segment is anticipated to grow through development of new products and services, development of wholesale business for the Chicago niche marketplace and identification of asset-based projects in the Chicago area that have a clear strategic fit. The results for 2001 were significantly higher than 2000 due primarily to unprecedented movement in natural gas prices. During fiscal 2002, the Company expects a return to more normal market activity and thus is expecting lower earnings from this segment. Enron's bankruptcy has resulted in a restriction of some of enovate's activities. The Company's earnings outlook for fiscal year 2002 includes $4.0 million in operating income and equity investment income from enovate's trading activities that is likely to be adversely affected by these developments. Management believes that the other aspects of its Midstream Services business associated with physical deliveries will not be materially affected by Enron's bankruptcy. (See Note 19 of the Notes to Consolidated Financial Statements.)

Retail Energy Services Segment

The Company markets gas and electricity and provides energy management and other services to retail customers.

In 2001, operating revenues for the Company increased $114.3 million to $256.5 million due primarily to increased revenues resulting from higher natural gas commodity prices and from increased electricity sales. Current year results reflect an operating loss of $3.0 million, an improvement of $1.2 million over the prior period loss of $4.2 million. The improvement is a result of higher gas ($1.4 million) and electric margins ($647,000) offset, in part, by higher operating expenses. The year-to-year comparison was negatively affected by a sale of excess inventory ($1.5 million) in fiscal 2000.

In 2000, operating revenues for the Company increased $41.0 million to $142.2 million due primarily to higher gas prices and from the start-up of electricity sales. Operating results reflected a loss of $4.2 million, slightly more than the $3.6 million loss in 1999. Reflected in this period was a decrease in gross margin from gas sales as well as a nonrecurring revenue adjustment totaling $1.4 million. Also impacting the fiscal year were positive gross margins from electricity sales ($1.2 million) and a sale of excess inventory ($1.5 million).

The Company intends to develop proprietary products as it participates in the electric and gas unbundling process as a result of deregulation and will continue to build the necessary infrastructure to support its growth. As a result of growing customer base and volumes, margin enhancement and cost management initiatives, the Company expects that the fiscal 2002 results for this segment will continue to show improvement.

Oil and Gas Production Segment

The Company is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. The Company also has an equity investment in EnerVest which acquires, develops and manages a portfolio of oil and gas producing properties. The Company's primary focus is on natural gas, with growth coming from low-to-moderate-risk drilling opportunities and the acquisition of proved reserves with upside potential, which can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by the Company qualify for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. The Section 29 income tax credits are computed based on units of production and are scheduled to expire December 31, 2002.

In 2001, operating revenues for the Company increased $22.8 million to $54.0 million due to the impact of new reserves acquired, positive results from drilling programs and higher sales prices on production volumes. Operating income and equity investment income increased $10.2 million to $19.3 million due primarily to higher revenues from production sales and the sale of a developed EnerVest property ($4.7 million). Offsetting these effects, in part, were higher operating expenses ($7.1 million) and increased depletion expense ($10.3 million). Net income for fiscal 2001 was positively impacted by Section 29 income tax credits associated with certain producing properties ($4.7 million).

On April 26, 2001, the Company acquired interests in properties located in South Texas consisting of approximately 11,500 gross acres (8,900 net) of developed and undeveloped oil and gas leasehold, which are operated by Peoples Energy Production, the Company's oil and gas production subsidiary. The acquired reserves, 91 percent of which are natural gas, were purchased for approximately $120.0 million. At the time of the acquisition, this transaction doubled the Company's total proved reserves, and increased its net production capability by approximately 40 percent.

In 2001, the Company drilled or participated in the drilling of 27 gross wells (11.3 net) with an overall success rate of 89 percent. Of the 27 wells drilled, the Company operated the drilling of 6 wells (22 percent) on the properties acquired in South Texas with a 100 percent success rate. The overall drilling program developed reserves of 14.1 billion cubic feet of gas equivalent (Bcfe) and added 9.1 Bcfe of reserves resulting in a reserve replacement ratio of 57 percent. Including acquisitions, the reserve replacement ratio for 2001 was 480 percent.

As a result of the reserves acquired and the successful drilling and workover program in 2001, the Company's reserves increased 92 percent to approximately 128.5 Bcfe and the annual average daily production rate grew 36 percent to approximately 44 million cubic feet of gas equivalent per day (MMcfed). Including acquisitions and equity investments, the Company invested approximately $148.0 million of capital into the oil and gas production segment.

In 2000, operating revenues for the Company increased $21.9 million to $31.1 million due mainly to a significant increase in production. Operating income and equity investment income increased $6.9 million to $9.1 million, primarily as a result of working interest acquisitions and drilling programs. Partially offsetting these increases were higher operating expenses ($4.6 million) and depletion expense ($9.8 million). Net income was positively impacted by Section 29 income tax credits associated with certain producing properties ($3.8 million). The Company's base of proved reserves increased by 148 percent to approximately 67 Bcfe, and average production grew to 32 MMcfed.

Under the full cost accounting rules of the SEC, the Company reviews the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization (DD&A) and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated market price for oil and gas at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded, unless prices recover sufficiently before the date of the auditor's report. Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur in the future. Based on spot prices at September 30, 2001, and including the benefit of financial hedges, the Company would be required to write-down its assets by $22.2 million. If hedges are excluded the write-down amount would be $53.5 million. However, as of October 26, 2001, commodity prices increased sufficiently to eliminate any write-down.

The Company will continue to pursue low-to-moderate-risk drilling opportunities within its core areas of ownership and operation. Existing oil and gas properties will be developed through drilling, workovers and operational enhancements. The Company will continue to pursue oil and gas reserve acquisitions that are consistent with its growth strategy and will hedge a substantial portion of its production in order to mitigate commodity price risk. As of October 26, 2001, the Company had hedges in place for fiscal 2002 natural gas production at an average price of approximately $3.50 per Mcf. These hedges account for approximately 90 percent of its projected base natural gas production volumes and approximately 60 percent of the total of its projected base production plus anticipated natural gas production from the fiscal 2002 capital drilling and workover program. The Company anticipates continued growth in this segment for fiscal 2002 due to the full year impact of the South Texas acquisition, continued drilling and potential additional acquisitions. Some of these hedges were made with Enron. If Enron does not perform its obligations under these hedge contracts, the effect from a cash flow perspective would be the same as if the volumes covered by these hedges were not hedged and instead subject to market pricing. (See Note 19 of the Notes to Consolidated Financial Statements.)

Other Segment

The Company is involved in other activities such as district heating and cooling through its Trigen-Peoples partnership and the development of fueling stations for natural gas vehicles. The Company has invested in Enertech a venture capital fund specializing in energy-related and telecommunication entities. These and certain business development activities do not fall under the above segments and are reported in the Other segment.

Fiscal years 2001 and 2000 operating revenues for the Company increased due to new customers served by the Trigen-Peoples district energy facility. Fiscal years 2001 and 2000 results were negatively impacted by operating expenses related to project development.

Corporate and Adjustments

Corporate activities that support the business segments, as well as consolidating adjustments, are captured under Corporate and Adjustments.

In 2001, the $12.8 million decrease (excluding a portion of the aforementioned special retirement program) in operating income was mainly due to the impact of a higher Peoples Energy stock price on long-term incentive compensation plans ($5.6 million) and an increase in outside services expenses ($2.1 million).

In 2000, the $8.5 million decrease in operating income was mainly the result of reclassifying corporate expenses previously allocated to the business segments ($5.6 million). Also affecting the decrease were higher labor costs, an increase in outside services expenses and an increase in the costs associated with the corporate branding campaign.

Other Income and Deductions

In 2001, other income and deductions for the Company increased $9.5 million to $15.3 million. This change is due mainly to miscellaneous interest income ($8.2 million) and a $4.7 million gain on the sale of property. These effects were offset, in part, by a $3.1 million loss due to the write-off of the investment in the Whitecap Energy System partnership.

In 2000, other income and deductions for the Company decreased $14.0 million to $5.8 million, due largely to the 1999 elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' SNG plant ($13.0 million). Also affecting the decrease was interest income received in 1999 on a state income tax refund ($1.4 million).

In 2001, other income and deductions for Peoples Gas increased $4.7 million to $8.4 million due mainly to a $4.7 million gain on the sale of property and to an increase in imputed interest on amounts recoverable from customers ($859,000). Partially offsetting these effects was a decrease in the allowance for other funds used during construction ($1.1 million).

In 2000, other income and deductions for Peoples Gas decreased $15.2 million to $3.6 million, due mainly to the 1999 elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' SNG plant ($13.0 million). Also contributing to the decrease was the interest income on a state income tax refund reflected in the prior period ($1.3 million) and to a decrease in the allowance for other funds used during construction ($838,000).

In 2001, the North Shore Gas variation for other income and deductions was insignificant.

In 2000, other income and deductions for North Shore Gas decreased $386,000 to $377,000, due mainly to interest income from a state income tax refund reflected in the prior period ($146,000). Also affecting the variation was a decrease in interest income on bond proceeds held by the trustee ($140,000) and to a reduction in interest income accrued on the construction fund ($115,000).

Interest Expense

For purposes of the following discussion, long-term obligations refer to instruments with maturity dates over one year, including obligations classified as short-term debt on the balance sheet due to tender provisions. (See Note 12B of the Notes to Consolidated Financial Statements.)

In 2001, interest expense for the Company increased $19.1 million to $72.1 million. Short-term interest expense increased primarily due to increased working capital needs of the utilities ($10.1 million) offset, in part, by a decrease in Peoples Energy's corporate short-term interest expense ($5.3 million) due to a reduction in commercial paper outstanding. Peoples Energy's long-term interest expense increased $20.0 million due to the issuances of long-term debt in July 2000 and January 2001 to fund diversified business expansion. Partially offsetting these effects was a full year impact of lower interest on Peoples Gas' long-term debt due to prior year refinancings ($7.4 million).

In 2000, interest expense for the Company increased $13.4 million to $52.9 million, due mainly to an increase in interest on short-term borrowings of Peoples Energy ($5.1 million) and Peoples Gas ($2.8 million). Partially offsetting this effect was a decrease of $2.3 million in interest on utility long-term debt due to refinancing and to a decline in interest paid on customer budget plan accounts.

Proceeds from the Company's short-term borrowings are being used to fund diversified segment operations prior to arranging permanent financing. Proceeds from Peoples Gas' and North Shore Gas' short-term borrowings are being used to address seasonal working capital needs.

In 2001, interest expense for Peoples Gas increased $3.1 million to $36.7 million. Short-term interest expense increased $9.9 million due to increased working capital needs. This was offset, in part, by the full year impact of lower interest on Peoples Gas' long-term debt due to the prior year refinancing ($7.4 million).

In 2000, interest expense for Peoples Gas increased $1.0 million to $33.6 million, due mainly to an increase in interest on short-term borrowings ($2.8 million). Partially offsetting this effect was a decrease in interest on long term debt ($2.1 million) and decline in interest paid on customer budget accounts ($604,000).

In 2001 and 2000, the North Shore Gas variation for interest expense was insignificant.

Income Taxes

In 2001, income taxes for the Company, exclusive of the effect of the previously mentioned special items, increased $11.3 million to $61.1 million due primarily to higher pretax income. Partially offsetting this increase was $922,000 in Section 29 tax credits associated with production from certain oil and gas production properties.

In 2000, income taxes for the Company, exclusive of the effect of the previously mentioned special item, decreased $2.8 million to $49.7 million, due principally to lower pretax income and to $3.8 million in Section 29 tax credits associated with production from a reserve acquisition in December 1999. Offsetting these impacts was a $1.9 million state income tax refund reflected in 1999's results.

In 2001, income taxes for Peoples Gas, exclusive of the tax effects of the previously described special items, increased $13.1 million to $58.2 million due to higher pretax income.

In 2000, income taxes for Peoples Gas increased $1.0 million to $45.1 million, excluding the previously mentioned special item, due mainly to higher pretax income and the state income tax refund reflected in the prior period ($1.7 million).

In 2001, income taxes for North Shore Gas, exclusive of the tax effects of the previously described special items, increased $883,000 to $7.8 million due to higher pretax income.

In 2000, income taxes for North Shore Gas decreased $510,000 to $6.9 million, excluding the previously mentioned special item, due mainly to lower pretax income offset, in part, by the state income tax refund reflected in the prior period ($195,000).

Other Matters

Accounting Standards. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." (See Note 1Q of the Notes to Consolidated Financial Statements.)

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." (See Note 1Q of the Notes to Consolidated Financial Statements.)

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." (See Note 1Q of the Notes to Consolidated Financial Statements.)

Competition and Deregulation. Competition in varying degrees exists between natural gas and other fuels or forms of energy available to consumers in the midwest and the utilities' respective service territories.

On December 16, 1997, the State of Illinois enacted legislation to restructure the electric market in Illinois. Under the legislation, approximately one-third of nonresidential electric customers, including customers with very large loads, were able to purchase electric power from the supplier of their choice beginning on October 1, 1999. All nonresidential customers received this choice by December 31, 2000. All residential customers will be given this choice by May 1, 2002. Customers who buy their electricity from a supplier other than the local electric utility will be required to pay transition charges to the utility through the year 2006. These charges are intended to compensate the electric utilities for revenues lost because of customers buying electricity from other suppliers. The legislation also allows an electric utility to issue bonds, in aggregate amounts up to 50 percent of its Illinois jurisdictional capitalization, to be financed by a specific charge to its customers. An electric utility also may transfer up to 15 percent of its assets to an affiliated or unaffiliated entity without approval from the Commission. In return for these and other benefits, electric utilities are required to reduce their rates to residential customers. The state's largest electric utility, the utility that serves northeastern Illinois, reduced its residential rates by 15 percent on August 1, 1998, and by another five percent on October 1, 2001. The legislation does not require electric utilities to divest their power generation assets. However, subject to certain capacity restrictions, electric utilities can divest assets without Commission approval. Management believes that the restructuring of the electric marketing in Illinois under this legislation will not have a material adverse effect on the competitive position of the Company's subsidiaries.

In addition to restructuring the electric market, the legislation provides for additional funding for assistance to low-income energy users, including customers of the Company's utility subsidiaries. The legislation creates a fund, financed by charges to electric and gas customers of public utilities and participating municipal utilities and electric co-ops, which supplements currently available federal energy assistance.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company, for the fiscal years ended September 30:

(In Thousands)	2001	2000	1999
Net cash provided by operations	$ 169,541	$ 49,234	$ 190,601
Net cash (used in) investing activities	$(295,345)	$(317,874)	$(237,267)
Net cash provided by financing activities	$ 193,617	$ 261,589	$ 49,051

The following is a summary of cash flows for Peoples Gas, for the fiscal years ended September 30:

(In Thousands)	2001	2000	1999
Net cash provided by operations	$ 151,687	$ 52,587	$ 172,907
Net cash (used in) investing activities	$ (81,571)	$ (97,739)	$(109,453)
Net cash provided by (used in) financing activities	$ (3,337)	$ 43,902	$ (62,872)

The following is a summary of cash flows for North Shore Gas, for the fiscal years ended September 30:

(In Thousands)	2001	2000	1999
Net cash provided by operations	$ 29,186	$ 7,011	$ 23,676
Net cash (used in) investing activities	$ (10,378)	$(10,829)	$(14,614)
Net cash used in financing activities	$ (15,707)	$ (3,827)	$ (5,530)

See the Consolidated Statements of Cash Flows and the discussion of major Balance Sheet Variations for more detail.

Balance Sheet Variations

The Company's total assets at September 30, 2001 increased $492.1 million, or 20 percent, from September 30, 2000. The increase was primarily due to a $135.2 million increase in utility customer accounts receivable resulting from extremely high gas prices and an increase of $68.1 million in other receivables. Also affecting the change in total assets were increases in cash and cash equivalents ($67.8 million) due to short-term timing issues, advances to Elwood for expansion of the peaking facility ($79.2 million), increased total regulatory assets ($41.8 million) due to a reserve increase for environmental activities (see Note 5A of the Notes to Consolidated Financial Statements) and prepaid pension costs ($21.7 million). These effects were partially offset by a $48.0 million reduction in gas costs recoverable through rate adjustments due to the timing difference of gas costs paid by the utilities and gas costs charged to customers.

Record prices for natural gas coupled with extremely cold weather resulted in an increase in past due amounts. The utility accounts receivable balances at September 30, 2001 increased $135.2 million to $286.5 million as compared to September 30, 2000.

The utilities offer, and many of their customers participate in, budget payment programs and other programs designed to assist customers in paying their bills and avoiding shutoff. At September 30, 2001, $56.3 million of receivables represented amounts owed by customers who have utilized these programs. Timing of cash receipts and reduction of accounts receivable have been affected by these programs, making period-to-period comparison less meaningful.

Customers of the utilities have received $39.2 million in Low Income Home Energy Assistance Program funds during this fiscal year, and the Company is actively seeking additional federal energy assistance for its customers. The utilities have also been working with the State of Illinois and the City of Chicago to develop programs that provide funds for assistance to customers in paying off their balances.

The utilities' reserves for uncollectible accounts at September 30, 2001 was $45.5 million, including the $8.5 million special provision, an increase of $21.7 million from the September 30, 2000 balance. The Company is continuing its outreach efforts to its customers and taking serious steps to collect past due accounts, including shutoffs for nonpayment. The ultimate outcome of these efforts is uncertain, and further increases to the reserve for uncollectible accounts may be required in future periods.

The Company's current liabilities at September 30, 2001 increased $204.7 million from September 30, 2000. The change was mostly a result of an increase in accounts payable ($104.4 million) due to higher gas costs and increased gas sales revenue refundable through rate adjustments ($45.6 million). Also affecting current liabilities were increases in short-term debt ($39.2 million) and accrued taxes ($16.0 million).

Variations in the Company's deferred credits and other liabilities and accumulated other comprehensive income are due to the adoption of SFAS No. 133. (See Note 1I of the Notes to Consolidated Financial Statements.)

Total assets for Peoples Gas at September 30, 2001 increased $238.5 million, or 13 percent, from September 30, 2000 primarily due to a $126.8 million increase in customer accounts receivable resulting from extremely high gas prices and an increase of $26.0 million in other receivables. Also contributing to the variation were increases in cash and cash equivalents ($66.8 million) due to short-term timing issues, increased total regulatory assets ($41.4) due to a reserve increase for environmental activities (See Note 5A of the Notes to Consolidated Financial Statements) and prepaid pension costs ($23.4 million). Partially offsetting these effects was a decrease in gas costs recoverable through rate adjustments ($40.7 million) due to the timing difference of gas costs and gas charged in customer bills.

The accounts receivable at September 30, 2001 for Peoples Gas increased $126.8 million to $263.7 million compared to September 30, 2000 primarily due to the higher unit cost of gas and the effects of colder weather. The bad debt reserve totaled $44.1 million, including the $8.5 million special provision, an increase of $21.3 million from the September 30, 2000 balance. The average gas charge for the current fiscal year was 63.69 cents per therm versus 38.87 cents per therm in the prior period.

Current liabilities for Peoples Gas increased $197.3 million resulting from a higher accounts payable balance ($84.5 million) due to higher gas costs, increased short-term debt ($56.2 million) to supplement working capital needs, an increase in gas sales refundable through rate adjustments ($33.9 million) and to higher accrued taxes ($25.5 million).

Total assets for North Shore Gas at September 30, 2001 increased $7.9 million from September 30, 2000 primarily due to higher customer accounts receivable ($8.4 million). Offsetting this effect, in part, was a decrease in gas costs recoverable ($7.3 million) resulting from higher gas charges and increased volumes due to colder weather.

The accounts receivable at September 30, 2001 for North Shore Gas increased $8.4 million to $22.8 million compared to September 30, 2000 primarily due to the higher unit cost of natural gas and the effects of colder weather. The bad debt reserve at September 30, 2001 totaled $1.3 million, an increased of $363,000 from the September 30, 2000 balance. The average gas charge for the current fiscal year was 63.04 cents per therm versus 39.45 cents per therm in the prior period.

Current liabilities for North Shore Gas increased $471,000 due to higher gas sales revenue refundable ($11.7 million), offset by decreased short-term debt ($7.4 million), accounts payable ($2.3 million) and accrued taxes ($1.6 million).

Financial Sources

The Company has access to outside capital markets and to internal sources of funds that together provide sufficient resources to meet capital requirements. It does not anticipate any changes that would materially alter its current liquidity position.

Due to the seasonal nature of gas usage, a major portion of the utilities' cash collections occurs between December and May. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the utility subsidiaries borrow from time-to-time on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings or refinanced on a permanent basis with debt or equity, depending on market conditions and capital structure considerations.

In the first quarter 2001, Peoples Gas issued short-term debt of $200 million to supplement working capital needs and replace maturing short-term obligations. As of September 30, 2001, the Company had lines of credit of $285.0 million and had unused credit available from banks of $179.5 million. Peoples Gas had $90.0 million of available credit facilities of which $24.0 million was available to North Shore Gas all of which was unused at September 30, 2001. (See Note 12 of the Notes to Consolidated Financial Statements.)

In January 2001, the Company issued $325.0 million 6.9% Notes, due January 15, 2011. In April 2001, the Company completed an exchange offering of all of its outstanding 6.9% Notes due January 15, 2011, for an equal amount of 6.9% Notes due January 15, 2011, Series A. The proceeds from the issuance were used to pay off commercial paper.

The Company has been assigned corporate credit ratings of A2 by Moody's Investors Service, A+ by Standard & Poor's Corporation and A+ by Fitch. The commercial paper ratings are P-1, A-1 and F-1, respectively.

The long-term debt of both gas distribution utility subsidiaries is rated Aa2 by Moody's Investors Service, AA- by Standard & Poor's Corporation and AA- by Fitch. The commercial paper of both subsidiaries has the top rating from the three rating agencies.

Financial Uses

Capital Spending. In fiscal 2001, the Company spent $266.2 million on property, plant and equipment, including partnership investments of $21.2 million. The Gas Distribution segment spent $97.7 million on property, plant and equipment of which $87.4 million was spent by Peoples Gas and $10.3 was spent by North Shore Gas. The remaining $168.5 million was spent by the diversified business segments as follows: Power Generation, $14.2 million; Midstream Services, $2.2 million; Retail Energy Services, $3.1 million; Oil and Gas Production, $148.0 million; and Corporate and Other, $1.0 million. Oil and Gas Production spending relates primarily to the $120.0 million acquisition of the South Texas properties and the subsequent development of those properties.

The Company increased its advances to joint venture partnerships ($79.2 million) to complete the expansion of the Elwood facility. The funds were repaid on October 23, 2001 as a result of permanent project financing. (See Note 18 of the Notes to Consolidated Financial Statements.)

Dividends. On February 7, 2001, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 51 cents per share from the 50 cents per share previously in effect. The annualized dividend rate is $2.04 per share.

Contingencies

Environmental Matters. The Company's gas distribution utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 5A of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) for environmental costs associated with a former mineral processing site in Denver, Colorado. The demand alleged that North Shore Gas is a successor to the liability of a former entity that allegedly disposed of mineral processing wastes there between 1934 and 1941. (See Note 5B of the Notes to the Consolidated Financial Statements.)

Peoples Gas and North Shore Gas completed a mercury inspection and remediation program. (See Note 5C of the Notes to Consolidated Financial Statements.)

Market Risk Management and Trading Activities

Commodity Price Risk. The Company's earnings may vary due to changes in commodity prices (market risk) through its subsidiaries' operations and investments. To manage this market risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps and options contracts.

The Company's gas distribution utility subsidiaries, Peoples Gas and North Shore Gas, are not directly exposed to market risk from changes in commodity prices due to the cost recovery rules under current Illinois rate regulation.

The Company has working interests in natural gas and crude oil producing properties. Using swaps and options as of October 26, 2001, approximately 60 percent of estimated production from existing assets and planned drilling programs for fiscal 2002 is hedged at an average price of approximately $3.50 per Mcf. These swaps and options qualify for hedge accounting, therefore gains and losses from financial hedges will be recorded in the income statement in the month that the gas and oil is produced. Any hedge ineffectiveness is booked monthly to the income statement. (See Note 1I of the Notes to Consolidated Financial Statements.)

The Company sells fixed price and variable priced products as part of its Retail Energy Services businesses. Price risk is managed through the use of supplier contracts, storage and financial transactions. As of September 30, 2001, the exposure from open positions was immaterial.

The Power Generation segment has entered into power sales contracts that effectively eliminate fuel price risk.

The enovate partnership participated in speculative energy market trading activities. These speculative exposures were managed and monitored through commodity position limits, mark-to-market dollar limits and Value-at-Risk limits. The maximum loss limits were set to a level such that any adverse results from speculative trading activity would not have a material adverse effect on the financial condition or results of operation of the Company.

Except for enovate, which was allowed to enter into speculative trading activities, the Company's risk management policy stipulates that the approved financial derivative instruments are only to be used to protect the Company's profit margin and not for speculative trading. Pursuant to the Company's policy, risk management activities are used as a hedging mechanism against price volatility. The market risk management activities are monitored by the Company's Risk Management Committee, which is charged with the review and enforcement of the risk management policy.

The Company monitors and controls its derivative and physical commodity positions using analytical techniques including mark-to-market analysis and sensitivity analysis. This analysis provides information on credit exposure as well as the current value of the portfolio. Pursuant to the Company's credit policy, credit lines are established for all counterparties based on a thorough review of credit quality. The Company does not anticipate any nonperformance from these counterparties that will have a material adverse effect on the financial condition or results of operations of the Company. However, the Company has certain hedge transactions in place with Enron. (See Note 19 of the Notes to Consolidated Financial Statements regarding Enron's filing for bankruptcy.)

Price movements in natural gas and crude oil swaps and futures are highly correlated to the price changes in the underlying physical commodities. Therefore, a gain or loss on the derivative instrument substantially offsets the gain or loss on an asset, liability or a basis adjustment to the underlying physical commodity.

Sensitivity analyses are used to estimate the Company's price exposure to the market risk of its physical natural gas and oil reserves and the related financial instruments used to hedge price exposure. As of September 30, 2001, assuming an instantaneous 10 percent change in the underlying commodity forward price curve, the impact to Earnings Before Income Taxes would have been $13.8 million.

Interest Rate Risk. Interest rate risk generally is related to the Company's and its gas distribution subsidiaries' outstanding debt. A sensitivity analysis methodology is being utilized to determine potential loss of future earnings, fair values or cash flows from market risk sensitive instruments over a selected time period due to hypothetical changes in interest rates.

The Company manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. The Company currently has outstanding a mix of $532.0 million in variable rate bonds and notes (taxable and tax-exempt). Assuming interest rates are 10 percent higher than the rates reported at the end of September 30, 2001, the Company's annualized interest expense would increase by approximately $2.2 million before considering the effect of income taxes.

Excluded from the above calculation is $75.0 million of the Company's variable rate $100.0 million Notes due August 1, 2002. The Company's interest rate risk has been further reduced due to an interest rate swap effective February 1, 2001 to fix the rate for $75.0 million of the $100.0 million at 6.8 percent.

Indenture Restrictions

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2001, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $75.9 million. (See Note 11 of the Notes to Consolidated Financial Statements.)

Interest Coverage

The fixed charges coverage ratios for the Company, Peoples Gas and North Shore Gas for the three most recent fiscal years are as follows:

	2001	2000	1999
Peoples Energy	3.06	3.41	4.44
Peoples Gas	4.35	4.35	4.59
North Shore Gas	5.34	2.92	4.77

The decrease in the ratio for the Company in 2001 reflects higher interest expense due to the issuance of long-term debt in July 2000 and January 2001.

The decrease in the ratio for the Company in 2000 reflects lower pretax income resulting from warmer weather.

The ratio for Peoples Gas remained flat. The increase in the ratio for North Shore Gas in 2001 reflects higher pretax income and slightly higher interest expense.

The decrease in the ratio for Peoples Gas in 2000 reflects lower pretax income and slightly higher interest expense. The decrease in the ratio for North Shore Gas in 2000 is due to lower pretax income offset by slightly lower interest expense.

Capital Commitments

Total contract and purchase order commitments of the Company and its subsidiaries at September 30, 2001, amounted to approximately $10.6 million. Total contract and purchase order commitments of Peoples Gas and North Shore Gas at September 30, 2001, amounted to approximately $1.6 million and $470,000, respectively.

FORWARD-LOOKING INFORMATION

The Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) contains statements that may be considered forward-looking, such as management's expectations, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds, financing activities, market risk, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the gas distribution utility subsidiaries and environmental matters. These statements speak of the Company's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

  the future health of the U.S. and Illinois economies;
  the timing and extent of changes in energy commodity prices, including but not limited to the effect of unusually high gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts, and interest expense;
  adverse resolution of material litigation;
  business and competitive conditions resulting from deregulation and consolidation of the energy industry;
  regulatory developments in the U.S., Illinois and other states where the Company does business;
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
  weather related energy demand;
  the timing and extent of changes in interest rates; and
  terrorist activities.

Some of these uncertainties that may affect future results are discussed in more detail under the captions "Competition and Deregulation," "Regulations," "Environmental Matters," and "Current Gas Supply" in "Item 1 - Business" of this Annual Report on Form 10-K. All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk are reported under "MD&A - Market Risk Management and Trading Activities," and Note 1I of the Notes to Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data
Page
Statement of Management's Responsibility	39

Report of Independent Public Accountants
Peoples Energy	40
Peoples Gas	41
North Shore Gas	42

Consolidated Statements of Income for Fiscal Years Ended September 30, 2001, 2000 and 1999
Peoples Energy	43
Peoples Gas	48
North Shore Gas	53

Consolidated Statements of Stockholders' Equity for Fiscal Years Ended September 30, 2001, 2000 and 1999
Peoples Energy	46
Peoples Gas	51
North Shore Gas	56

Consolidated Balance Sheets at September 30, 2001 and 2000
Peoples Energy	44
Peoples Gas	49
North Shore Gas	54

Consolidated Capitalization Statements at September 30, 2001 and 2000
Peoples Energy	45
Peoples Gas	50
North Shore Gas	55

Consolidated Statements of Cash Flows for Fiscal Years Ended September 30, 2001, 2000 and 1999
Peoples Energy	47
Peoples Gas	52
North Shore Gas	57

Notes to Consolidated Financial Statements	58

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

The financial statements and other financial information included in this report were prepared by management, who is responsible for the integrity and objectivity of presented data. The consolidated financial statements of the Company and its subsidiaries were prepared in conformity with generally accepted accounting principles and necessarily include some amounts that are based on the best estimates and judgments of management.

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

Arthur Andersen LLP, the Company's independent public accountants approved by the shareholders, as a part of its audit of the financial statements, selectively reviews and tests certain aspects of internal accounting controls solely to determine the nature, timing, and extent of its audit tests. Management has made available to Arthur Andersen LLP all of the Company's financial records and related data and believes that all representations made to the independent public accountants during its audit were valid and appropriate.

The Audit Committee of the Board of Directors, comprised of five outside directors, meets periodically with management, the internal auditors, and Arthur Andersen LLP, jointly and separately, to ensure that appropriate responsibilities are discharged. These meetings include discussion and review of accounting principles and practices, internal accounting controls, audit results, and the presentation of financial information in the annual report.

/S/ RICHARD E. TERRY
Chairman and Chief Executive Officer

/S/ THOMAS A. NARDI
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Shareholders of Peoples Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of Peoples Energy Corporation (an Illinois corporation) and subsidiary companies as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Energy Corporation and subsidiary companies as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

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

/S/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Chicago, Illinois

October 26, 2001

(except with respect to the matter

discussed in Note 19, as to which

the date is December 11, 2001)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Peoples Gas Light and Coke Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of The Peoples Gas Light and Coke Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended September 30, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

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

/S/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Chicago, Illinois

October 26, 2001

(except with respect to the matter

discussed in Note 19, as to which

the date is December 11, 2001)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To North Shore Gas Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of North Shore Gas Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended September 30, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

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

/S/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Chicago, Illinois

October 26, 2001

(except with respect to the matter

discussed in Note 19, as to which

the date is December 11, 2001)

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME

	For fiscal years ended September 30,
	2001	2000	1999
	(In Thousands, Except Per-Share Amounts)

Operating Revenues	$ 2,270,218	$1,417,533	$1,194,381

Operating Expenses:
Cost of energy sold	1,524,492	746,619	573,288
Operation and maintenance	295,815	269,274	251,036
Depreciation, depletion and amortization	95,046	100,935	83,531
Taxes - other than income taxes	192,848	141,522	130,512
Total Operating Expenses	2,108,201	1,258,350	1,038,367

Operating Income	162,017	159,183	156,014

Equity Investment Income	43,188	17,694	8,874

Total Operating Income and Equity Investment Income	205,205	176,877	164,888

Other Income and (Deductions)	15,317	5,803	19,840

Interest Expense	72,051	52,919	39,511

Earnings Before Income Taxes	148,471	129,761	145,217

Income Taxes	51,417	43,346	52,581

Income Before Cumulative Effect
of Change in Accounting Principle	97,054	86,415	92,636

Cumulative Effect of Accounting Change,
Net of Tax	(34)	-	-

Net Income	$ 97,020	$ 86,415	$ 92,636

Average Shares of Common Stock Outstanding
Basic	35,380	35,413	35,477
Diluted	35,439	35,417	35,490

Earnings Per Share of Common Stock
Basic	$ 2.74	$ 2.44	$ 2.61
Diluted	$ 2.74	$ 2.44	$ 2.61

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED BALANCE SHEETS

	At September 30,
	2001	2000
ASSETS	(In Thousands)
CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,703,603	$ 2,517,100
Less - Accumulated depreciation and depletion	949,691	871,760
Net property, plant and equipment	1,753,912	1,645,340
Investment in equity investees	160,490	139,317
Other investments	26,020	25,435
Total Capital Investments - Net	1,940,422	1,810,092
CURRENT ASSETS:
Cash and cash equivalents	73,769	5,956
Temporary investments and special deposits	3,325	10,091
Advances to joint venture partnerships	147,616	68,442
Receivables -
Customers, net of allowance for uncollectible
accounts of $46,644 and $24,958, respectively	291,038	175,644
Other	109,975	41,884
Materials and supplies, at average cost	14,450	14,695
Gas in storage	86,504	84,533
Gas costs recoverable through rate adjustments	6,841	54,866
Regulatory assets of subsidiaries	3,880	5,418
Prepayments	2,232	2,370
Total Current Assets	739,630	463,899
OTHER ASSETS:
Prepaid pension costs	153,700	132,026
Non-current regulatory assets of subsidiaries	114,382	71,059
Deferred charges	45,920	24,842
Total Other Assets	314,002	227,927
Total Assets	$ 2,994,054	$ 2,501,918

CAPITALIZATION AND LIABILITIES
Capitalization (see Consolidated Capitalization Statements)	$ 1,449,825	$ 1,196,745

CURRENT LIABILITIES:
Short-term debt	607,454	568,215
Accounts payable	296,086	191,716
Dividends payable on common stock	18,171	17,905
Customer gas service and credit deposits	40,370	45,492
Accrued taxes	31,200	15,248
Gas sales revenue refundable through rate adjustments	47,339	1,731
Accrued interest	12,570	8,152
Total Current Liabilities	1,053,190	848,459
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	335,510	343,359
Investment tax credits being amortized over
the average lives of related property	29,027	29,739
Other	126,502	83,616
Total Deferred Credits and Other Liabilities	491,039	456,714
Total Capitalization and Liabilities	$ 2,994,054	$ 2,501,918

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	2001	2000
	(In Thousands)

Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000,000 shares
Outstanding 35,646,244 and 35,544,405 shares, respectively	$ 299,327	$ 298,042
Retained earnings	513,492	488,314
Treasury stock (247,300 and 248,200 shares, at cost)	(6,793)	(6,817)
Accumulated other comprehensive income	(509)	(2,457)
Total Common Stockholders' Equity	805,517	777,082

Long-Term Debt:
Exclusive of sinking fund payments, maturities due within one year and long-term maturities classified as short-term debt
Peoples Energy Corporation
Variable Rate Note, due August 1, 2002	-	100,000
6.9% Series A, due January 15, 2011	325,000	-
The Peoples Gas Light and Coke Company
First and Refunding Mortgage Bonds -
6.875% Series X, due March 1, 2015	50,000	50,000
6.37% Series CC, due May 1, 2003	75,000	75,000
5-3/4% Series DD, due December 1, 2023	75,000	75,000
6.10% Series FF, due June 1, 2025	50,000	50,000
North Shore Gas Company
First Mortgage Bonds -
8% Series J, due November 1, 2020	24,563	24,628
6.37% Series L, due May 1, 2003	15,000	15,000
5.00% Series M, due December 1, 2028	29,745	30,035
Total Long-Term Debt	644,308	419,663
Total Capitalization	$ 1,449,825	$ 1,196,745

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common	Treasury
(In Thousands)	Income	Earnings	Income	Stock	Stock	Total
Beginning Balance, October 1, 2000		$ 488,314	$ (2,457)	$ 298,042	$ (6,817)	$ 777,082
Comprehensive Income
Net Income	$ 97,020	97,020				97,020
Other Comprehensive Income
Minimum pension liability adjustment	(558)
Unrealized hedge gain or loss	2,506
Other Comprehensive Income, net of tax	1,948		1,948			1,948
Total Comprehensive Income	$ 98,968
Common Stock issued				1,285		1,285
Treasury Stock					24	24
Dividends declared on common stock		(71,842)				(71,842)
Ending balance, September 30, 2001		$ 513,492	$ (509)	$ 299,327	$ (6,793)	$ 805,517

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common	Treasury
	Income	Earnings	Income	Stock	Stock	Total
Beginning Balance, October 1, 1999		$ 472,483	$ (465)	$ 296,712	$ -	$ 768,730
Comprehensive Income
Net Income	$ 86,415	86,415				86,415
Other Comprehensive Income
Minimum pension liability adjustment	(1,992)
Other Comprehensive Income, net of tax	(1,992)		(1,992)			(1,992)
Total Comprehensive Income	$ 84,423
Common Stock issued				1,330		1,330
Treasury Stock					(6,817)	(6,817)
Dividends declared on common stock		(70,584)				(70,584)
Ending balance, September 30, 2000		$ 488,314	$ (2,457)	$ 298,042	$ (6,817)	$ 777,082

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common	Treasury
	Income	Earnings	Income	Stock	Stock	Total
Beginning Balance, October 1, 1998		$ 449,059	$ (1,389)	$ 293,691	$ -	$ 741,361
Comprehensive Income
Net Income	$ 92,636	92,636				92,636
Other Comprehensive Income
Minimum pension liability adjustment	924
Other Comprehensive Income, net of tax	924		924			924
Total Comprehensive Income	$ 93,560
Common Stock issued				3,021		3,021
Dividends declared on common stock		(69,212)				(69,212)
Ending balance, September 30, 1999		$ 472,483	$ (465)	$ 296,712	$ -	$ 768,730

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For fiscal years ended September 30,
	2001	2000	1999
	(In Thousands)
Operating Activities:
Net Income	$ 97,020	$ 86,415	$ 92,636
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization
Per statement of income	95,046	100,935	83,531
Charged to other accounts	5,835	4,791	4,646
Deferred income taxes and investment tax credits - net	(6,865)	38,764	22,457
Change in deferred credits and other liabilities	41,189	11,598	(6,773)
Change in accumulated other comprehensive income	1,948	(1,992)	924
Change in other assets	(87,043)	(56,333)	(14,029)
Change in undistributed earnings from equity investments	(7,587)	(11,545)	(8,672)
Major changes in current assets and liabilities:
Receivables - net	(183,485)	(83,015)	(31,275)
Gas in storage	(1,971)	(3,024)	9,281
Gas costs recoverable	48,025	(43,699)	(6,705)
Regulatory assets	836	265	2,175
Accounts payable	104,370	29,615	41,403
Accrued taxes	15,952	(22,330)	12,588
Gas sales revenue refundable	45,609	1,039	(10,336)
Other	662	(2,250)	(1,250)
Net Cash Provided by Operating Activities	169,541	49,234	190,601

Investing Activities:
Capital spending	(266,184)	(247,724)	(234,171)
Advances to joint venture partnerships	(79,174)	(68,442)	-
Return of capital investments	37,784	-	-
Temporary investments and special deposits	6,766	(1,237)	(3,019)
Proceeds from sale of assets	5,933	-	-
Other	(470)	(471)	(77)
Net Cash Used in Investing Activities	(295,345)	(317,874)	(237,267)

Financing Activities:
Short-term debt - net	(60,760)	412,215	120,100
Issuance of long-term debt	325,000	100,000	30,035
Retirement of long-term debt	(355)	(175,071)	(35,305)
Dividends paid on common stock	(71,577)	(70,068)	(68,800)
Proceeds from issuance of common stock	1,285	1,330	3,021
Treasury stock purchases - net	24	(6,817)	-
Net Cash Provided by Financing Activities	193,617	261,589	49,051
Net Increase (Decrease) in Cash and Cash Equivalents	67,813	(7,051)	2,385
Cash and Cash Equivalents at Beginning of Year	5,956	13,007	10,622
Cash and Cash Equivalents at End of Year	$ 73,769	$ 5,956	$ 13,007

Supplemental information:
Income taxes paid, net of refunds	$ 30,600	$ 23,110	$ 20,502
Interest paid, net of amounts capitalized	$ 49,868	$ 53,452	$ 39,778

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME

	For fiscal years ended September 30,
	2001	2000	1999
	(In Thousands)

Operating Revenues	$ 1,569,896	$ 956,609	$ 851,515

Operating Expenses:
Gas costs	963,883	421,777	323,200
Operation and maintenance	222,540	188,919	205,901
Depreciation and amortization	61,788	75,872	69,444
Taxes - other than income taxes	170,351	124,505	116,904
Total Operating Expenses	1,418,562	811,073	715,449

Operating Income	151,334	145,536	136,066

Other Income and (Deductions)	8,354	3,634	18,885

Interest Expense	36,737	33,640	32,619

Earnings Before Income Taxes	122,951	115,530	122,332

Income Taxes	47,692	41,954	44,115

Net Income Applicable to Common Stock	$ 75,259	$ 73,576	$ 78,217

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED BALANCE SHEETS

	At September 30,
	2001	2000
	(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,098,268	$ 2,029,730
Less - Accumulated depreciation and amortization	775,750	728,158
Net property, plant and equipment	1,322,518	1,301,572
Other investments	10,683	10,522
Total Capital Investments - Net	1,333,201	1,312,094
CURRENT ASSETS:
Cash and cash equivalents	69,245	2,466
Temporary investments	-	400
Receivables -
Customers, net of allowance for uncollectible
accounts of $44,128 and $22,821, respectively	219,582	114,072
Other	64,018	38,001
Materials and supplies, at average cost	9,360	10,341
Gas in storage, at last-in, first-out cost	67,152	70,901
Gas costs recoverable through rate adjustments	4,469	45,212
Regulatory assets	3,058	4,558
Prepayments	1,684	1,829
Total Current Assets	438,568	287,780
OTHER ASSETS:
Prepaid pension costs	154,715	131,284
Non-current regulatory assets	92,689	49,768
Deferred charges	20,031	19,770
Total Other Assets	267,435	200,822
Total Assets	$ 2,039,204	$ 1,800,696

CAPITALIZATION AND LIABILITIES
Capitalization (see Consolidated Capitalization Statements)	$ 870,630	$ 855,955

CURRENT LIABILITIES:
Short-term debt	402,000	345,775
Accounts payable	222,089	137,541
Customer gas service and credit deposits	35,417	38,364
Accrued taxes	44,265	18,805
Gas sales revenue refundable through rate adjustments	35,638	1,731
Accrued interest	5,154	5,001
Total Current Liabilities	744,563	547,217
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	307,574	319,904
Investment tax credits being amortized over
the average lives of related property	25,881	26,545
Other	90,556	51,075
Total Deferred Credits and Other Liabilities	424,011	397,524
Total Capitalization and Liabilities	$ 2,039,204	$ 1,800,696

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	2001	2000
	(In Thousands)
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307
Retained earnings	458,338	443,105
Accumulated other comprehensive income	(3,015)	(2,457)
Total Common Stockholder's Equity	620,630	605,955

Long-Term Debt:
Exclusive of sinking fund payments, maturities due within one year and long-term maturities classified as short-term debt
First and Refunding Mortgage Bonds -
6.875% Series X, due March 1, 2015	50,000	50,000
6.37% Series CC, due May 1, 2003	75,000	75,000
5-3/4% Series DD, due December 1, 2023	75,000	75,000
6.10% Series FF, due June 1, 2025	50,000	50,000
Total Long-Term Debt	250,000	250,000
Total Capitalization	$ 870,630	$ 855,955

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common
(In Thousands)	Income	Earnings	Income	Stock	Total
Beginning Balance, October 1, 2000		$ 443,105	$ (2,457)	$ 165,307	$ 605,955
Comprehensive Income
Net Income	$ 75,259	75,259			75,259
Other Comprehensive Income
Minimum pension liability adjustment	(558)
Other Comprehensive Income, net of tax	(558)		(558)		(558)
Total Comprehensive Income	$ 74,701
Dividends declared on common stock		(60,026)			(60,026)
Ending balance, September 30, 2001		$ 458,338	$ (3,015)	$ 165,307	$ 620,630

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common
	Income	Earnings	Income	Stock	Total
Beginning Balance, October 1, 1999		$ 433,558	$ (465)	$ 165,307	$ 598,400
Comprehensive Income
Net Income	$ 73,576	73,576			73,576
Other Comprehensive Income
Minimum pension liability adjustment	(1,992)
Other Comprehensive Income, net of tax	(1,992)		(1,992)		(1,992)
Total Comprehensive Income	$ 71,584
Dividends declared on common stock		(64,029)			(64,029)
Ending balance, September 30, 2000		$ 443,105	$ (2,457)	$ 165,307	$ 605,955

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common
	Income	Earnings	Income	Stock	Total
Beginning Balance, October 1, 1998		$ 418,601	$ (1,389)	$ 165,307	$ 582,519
Comprehensive Income
Net Income	$ 78,217	78,217			78,217
Other Comprehensive Income
Minimum pension liability adjustment	924
Other Comprehensive Income, net of tax	924		924		924
Total Comprehensive Income	$ 79,141
Miscellaneous Credits to Surplus		2,257		-	2,257
Dividends declared on common stock		(65,517)			(65,517)
Ending balance, September 30, 1999		$ 433,558	$ (465)	$ 165,307	$ 598,400

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For fiscal years ended September 30,
	2001	2000	1999
	(In Thousands)
Operating Activities:
Net Income	$ 75,259	$ 73,576	$ 78,217
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	61,788	75,872	69,444
Charged to other accounts	5,366	3,980	3,820
Deferred income taxes and investment tax credits - net	(7,935)	38,737	26,241
Change in other deferred credits and other liabilities	34,423	8,073	(9,133)
Change in accumulated other comprehensive income - net of tax	(1,021)	(1,993)	-
Change in other assets	(67,580)	(48,984)	(11,277)
Major changes in current assets and liabilities:
Receivables - net	(130,859)	(56,925)	6,546
Gas in storage	3,749	(6,261)	11,127
Gas costs recoverable	40,743	(36,431)	(4,934)
Regulatory assets	798	(5,065)	(4,069)
Accounts payable	84,548	27,533	9,486
Accrued taxes	25,491	(14,807)	7,905
Gas sales revenue refundable	33,907	1,039	(9,172)
Other	(6,990)	(5,757)	(1,294)
Net Cash Provided by Operating Activities	151,687	52,587	172,907

Investing Activities:
Capital spending	(87,465)	(97,400)	(115,673)
Temporary investments	400	100	-
Other assets	(439)	(439)	6,220
Proceeds from sale of assets	5,933	-	-
Net Cash Used in Investing Activities	(81,571)	(97,739)	(109,453)

Financing Activities:
Short-term debt	56,225	302,785	7,090
Retirement of long-term debt	-	(175,000)	(10,400)
Dividends paid on common stock	(59,562)	(83,883)	(59,562)
Net Cash Provided by (Used in) Financing Activities	(3,337)	43,902	(62,872)
Net Increase (Decrease) in Cash and Cash Equivalents	66,779	(1,250)	582
Cash and Cash Equivalents at Beginning of Year	2,466	3,716	3,134
Cash and Cash Equivalents at End of Year	$ 69,245	$ 2,466	$ 3,716

Supplemental information:
Income taxes paid, net of refunds	$ 31,364	$ 17,199	$ 14,215
Interest paid, net of amounts capitalized	$ 34,993	$ 34,289	$ 31,762

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME

	For fiscal years ended September 30,
	2001	2000	1999
	(In Thousands)

Operating Revenues	$ 274,516	$ 157,446	$ 135,720

Operating Expenses:
Gas costs	194,969	84,384	63,695
Operation and maintenance	27,893	36,166	26,575
Depreciation	6,562	8,833	8,460
Taxes - other than income taxes	16,433	13,485	12,588
Total Operating Expenses	245,857	142,868	111,318

Operating Income	28,659	14,578	24,402

Other Income and (Deductions)	368	377	763

Interest Expense	5,434	5,114	5,277

Earnings Before Income Taxes	23,593	9,841	19,888

Income Taxes	9,013	3,657	7,396

Net Income Applicable to Common Stock	$ 14,580	$ 6,184	$ 12,492

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED BALANCE SHEETS

	At September 30,
	2001	2000
ASSETS	(In Thousands)
CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 334,039	$ 325,823
Less - Accumulated depreciation	127,278	122,412
Net property, plant and equipment	206,761	203,411
Other investments	22	22
Total Capital Investments - Net	206,783	203,433
CURRENT ASSETS:
Cash and cash equivalents	3,654	553
Receivables -
Customers, net of allowance for uncollectible
accounts of $1,341 and $978, respectively	21,472	13,383
Other	619	328
Materials and supplies, at average cost	2,001	2,327
Gas in storage, at last-in, first-out cost	8,774	8,866
Gas costs recoverable through rate adjustments	2,371	9,654
Regulatory assets	823	861
Prepayments	385	417
Total Current Assets	40,099	36,389
OTHER ASSETS:
Prepaid pension costs	(284)	365
Non-current regulatory assets	21,693	21,291
Deferred charges	4,735	3,647
Total Other Assets	26,144	25,303
Total Assets	$ 273,026	$ 265,125

CAPITALIZATION AND LIABILITIES
Capitalization (see Consolidated Capitalization Statements)	$ 170,002	$ 163,754

CURRENT LIABILITIES:
Short-term debt	-	7,375
Accounts payable	25,022	27,349
Customer gas service and credit deposits	4,999	4,878
Accrued taxes	913	2,543
Gas sales revenue refundable	11,701	-
Accrued interest	1,712	1,731
Total Current Liabilities	44,347	43,876
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	25,297	23,533
Investment tax credits being amortized over
the average lives of related property	3,146	3,194
Other	30,234	30,768
Total Deferred Credits and Other Liabilities	58,677	57,495
Total Capitalization and Liabilities	$ 273,026	$ 265,125

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	2001	2000
	(In Thousands)
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757
Retained earnings	75,937	69,334
Total Common Stockholder's Equity	100,694	94,091

Long-Term Debt:
Exclusive of sinking fund payments and maturities
due within one year
First and Refunding Mortgage Bonds -
8% Series J, due November 1, 2020	24,563	24,628
6.37% Series L, due May 1, 2003	15,000	15,000
5.00% Series M, due December 1, 2028	29,745	30,035
Total Long-Term Debt	69,308	69,663
Total Capitalization	$ 170,002	$ 163,754

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Retained	Common
(In Thousands)	Earnings	Stock	Total
Beginning Balance, October 1, 2000	$ 69,334	$ 24,757	$ 94,091
Net Income	14,580		14,580
Dividends declared on common stock	(7,977)		(7,977)
Ending balance, September 30, 2001	$ 75,937	$ 24,757	$ 100,694

	Retained
	Earnings	Stock	Total
Beginning Balance, October 1, 1999	$ 72,142	$ 24,757	$ 96,899
Net Income	6,184		6,184
Dividends declared on common stock	(8,992)		(8,992)
Ending balance, September 30, 2000	$ 69,334	$ 24,757	$ 94,091

	Retained	Common
(Thousands)	Earnings	Stock	Total
Beginning Balance, October 1, 1998	$ 70,020	$ 24,757	$ 94,777
Net Income	12,492		12,492
Dividends declared on common stock	(10,370)		(10,370)
Ending balance, September 30, 1999	$ 72,142	$ 24,757	$ 96,899

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For fiscal years ended September 30,
	2001	2000	1999
	(In Thousands)
Operating Activities:
Net Income	$ 14,580	$ 6,184	$12,492
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	6,562	8,833	8,460
Charged to other accounts	466	811	826
Deferred income taxes and investment tax credits - net	753	225	(2,233)
Change in other deferred credits and other liabilities	429	1,375	1,834
Change in other assets	(841)	(290)	2,612
Major changes in current assets and liabilities:
Receivables - net	(8,380)	(1,334)	(5,108)
Gas in storage	92	(74)	1,125
Gas costs recoverable	7,283	(7,268)	(1,771)
Regulatory assets	38	(284)	631
Payables	(2,327)	901	3,496
Accrued taxes	(1,630)	(1,495)	2,733
Gas sales revenue refundable	11,701	-	(1,163)
Other	460	(573)	(258)
Net Cash Provided by Operating Activities	29,186	7,011	23,676

Investing Activities:
Capital spending	(10,378)	(10,829)	(14,614)
Temporary investments	-	-	-
Net Cash Used in Investing Activities	(10,378)	(10,829)	(14,614)

Financing Activities:
Short-term debt	(7,375)	7,375	-
Issuance of long-term debt	-	-	30,035
Retirement of long-term debt	(355)	(71)	(24,905)
Dividends paid on common stock	(7,977)	(11,131)	(10,660)
Net Cash Used in Financing Activities	(15,707)	(3,827)	(5,530)
Net Increase (Decrease) in Cash and Cash Equivalents	3,101	(7,645)	3,532
Cash and Cash Equivalents at Beginning of Year	553	8,198	4,666
Cash and Cash Equivalents at End of Year	$ 3,654	$ 553	$ 8,198

Supplemental information:
Income taxes paid, net of refunds	$ 6,134	$ 2,921	$ 7,506
Interest paid, net of amounts capitalized	$ 4,903	$ 4,657	$ 5,164

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation

All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Investments for which the Company's subsidiaries have at least a 20 percent interest, but less than a majority ownership, and partnerships in which the Company has less than a majority interest are accounted for under the equity method. Certain items previously reported for years prior to 2001 have been reclassified to conform with the current-year presentation.

B. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. Revenue Recognition

Gas and electricity sales and transportation revenues are recorded on the accrual basis for all gas and electricity delivered during the month, including an estimate for gas and electricity delivered but unbilled at the end of each month. Oil and gas production revenues are accrued based on estimated monthly production from each property.

D. Weather Insurance

The Company is protected from unusually mild weather by a five-year weather insurance policy originally purchased in fiscal year 2000. The weather insurance program protects earnings when weather falls below 6,000 degree days. The Company will continue to retain all upside revenue potential when weather is colder than normal. On a monthly basis, the Company amortizes the premium based on the normal 30-year average temperature and applies the intrinsic value method to measure the contract at an interim balance sheet date. The contract settles annually at the fiscal year-end. The insurance proceeds are reported as revenue.

E. Comprehensive Income

Comprehensive income is the total of net income and all other nonowner changes in equity (other comprehensive income). Comprehensive income includes net income plus the effect of the additional pension liability not yet recognized as net periodic pension cost and the unrealized hedged gain or loss on derivative instruments. The Company and Peoples Gas have reported accumulated other comprehensive income in its Consolidated Statements of Stockholders' Equity.

F. Property, Plant and Equipment

Property, plant and equipment is stated at original cost and includes appropriate amounts of capitalized labor costs, payroll taxes, employee benefit costs, administrative costs, and an allowance for funds used during construction or capitalized interest as appropriate.

G. Oil and Gas Production Properties

For oil and gas activities, the Company follows the full-cost method of accounting as prescribed by the SEC. Under the full-cost method, all costs directly associated with acquisition, exploration and development activities are capitalized, with the principal limitation that such amounts not exceed the present value of estimated future net revenues to be derived from the production of proved oil and gas reserves (the full-cost ceiling). Such a charge would have no effect on the Company's cash flow. For fiscal years 2001, 2000 and 1999 there was no such charge to income. (See Note 17G.)

H. Depreciation, Depletion and Amortization

The Company's utility subsidiaries charge the cost of maintenance and repairs of property and minor renewals and improvements of property to maintenance expense. When depreciable property is retired, its original cost is charged to the accumulated provision for depreciation.

The provision for depreciation substantially reflects the systematic amortization of the original cost of depreciable property, net of the accumulated reserve for depreciation, over the estimated composite remaining useful lives on the straight-line method. Additionally, actual dismantling cost, net of salvage, is included in the provision for depreciation in the month incurred.

In August 2000, Peoples Gas and North Shore Gas filed petitions with the Commission requesting approval of revised depreciation rates, based on average service life studies. In November 2000, the Commission issued orders approving the filed rates, which reduced depreciation expense by $17.2 million in fiscal year 2001.

Diversified businesses' depreciable property, other than oil and gas producing properties, is amortized over its estimated useful lives. Gains and losses are recognized at the time of asset sale or disposition.

The consolidated provision for depreciation and amortization, expressed as an annual percentage of the original cost of depreciable property for the Company, was 3.2 percent, 3.7 percent and 3.6 percent for fiscal years 2001, 2000 and 1999, respectively.

The provision for depreciation and amortization expressed as an annual percentage of the original cost of depreciable property for Peoples Gas was 3.3 percent, 3.8 percent and 3.7 percent for fiscal years 2001, 2000 and 1999, respectively.

The provision for depreciation and amortization expressed as an annual percentage of the original cost of depreciable property for North Shore Gas was 2.2 percent, 3.1 percent and 3.1 percent for fiscal years 2001, 2000 and 1999, respectively.

In the case of oil and gas producing properties, the Company is amortizing the capitalized costs on an overall units-of-production method based on total estimated proved oil and gas reserves. The fiscal 2001, 2000 and 1999 average rate of depletion was $1.50, $1.18 and $0.99 per Mcf equivalent unit of production, respectively.

I. Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 137 and SFAS No. 138 (collectively "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item on the income statement, and requires that a Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Company hedges forecasted cash flows related to commodities and certain interest rate risks. The transitional impact on the financial statements of adopting SFAS No. 133 as of October 1, 2000, was to reduce earnings by $34,000, net of tax; reduce Accumulated Other Comprehensive Income (AOCI) by $23.6 million, net of tax; record a liability of $40.0 million; record an increase in investment in equity investees of $900,000 and record deferred taxes of $15.5 million.

In fiscal 2001, the Company recorded a gain of $31.8 million, net of tax, in AOCI on hedge derivatives, and an immaterial amount on the income statement related to the ineffective portion of the derivatives.

The Company has hedged various anticipated cash flow transactions through December 2006. During the year ended September 30, 2001, the Company reclassified $19.6 million ($11.8 million, net of tax), of realized losses from AOCI to the Consolidated Statements of Income, which offset gains realized by the hedged transactions. The Company anticipates reclassifying, in the next 12 months, $2.4 million of deferred gains from AOCI into earnings, as calculated using commodity prices at September 30, 2001. As of September 30, 2001, the Company has $11.1 million of derivative liabilities, $24.7 million of derivative assets and has cumulative deferred gains in AOCI of $8.2 million, net of tax.

During the year, the cash flow hedges by the Elwood joint venture were liquidated resulting in recognizing gains of $4.0 million ($2.4 million, net of tax) from AOCI. The power sales contracts were renegotiated to essentially eliminate the fuel price risk that the hedges were designed to protect.

See Market Risk Management and Trading Activities discussion in "MD&A - Liquidity and Capital Resources - Market Risk Management and Trading Activities - Commodity Price Risk."

J. Concentration of Credit Risk

Peoples Gas provides natural gas service to approximately 847,000 customers within the City of Chicago. North Shore Gas provides natural gas service to about 153,000 customers within approximately 275 square miles in northeastern Illinois. Credit risk for the utility companies is spread over a diversified base of residential, commercial, and industrial customers.

Peoples Gas and North Shore Gas encourage customers to participate in their long-standing budget payment programs, which allow the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, when appropriate, to minimize uncollectible write-offs.

Peoples Energy Services, the Company's retail energy marketing subsidiary, sells natural gas and electricity to approximately 14,000 commercial and industrial customers in northern Illinois.

Peoples Energy Production, the Company's oil and gas production subsidiary, owns nonoperated interests in oil and gas reserves, which are managed by 53 separate operators. In addition, the Company operates 54 wells with 87 percent of the production from these wells being sold to a single marketer, Highland Energy.

K. Income Taxes

The Company follows the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Peoples Gas and North Shore Gas, certain adjustments made to deferred income taxes are, in turn, debited or credited to regulatory assets or liabilities. (See Note 10C.)

Each utility subsidiary within the consolidated group nets its income tax-related regulatory assets and liabilities. At September 30, 2001 and 2000, for the Company and Peoples Gas net regulatory income tax assets recorded in Other Assets amounted to $18.8 million and $14.9 million, respectively, while net regulatory income tax liabilities recorded in Other Liabilities equaled $3.9 million and $4.3 million, respectively.

Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

As a result of qualified oil and gas reserves that were acquired in December 1999, the Company recognized $4.7 million and $3.8 million of Section 29 tax credits in fiscal 2001 and 2000, respectively.

L. Regulated Operations

Peoples Gas' and North Shore Gas' utility operations are subject to regulation by the Commission. Regulated operations are accounted for in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of GAAP for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent certain costs that are expected to be recovered from customers through the ratemaking process. When incurred, such costs are deferred as assets on the balance sheet and subsequently recorded as expenses when those same amounts are reflected in rates.

The following regulatory assets of subsidiaries were reflected in Current Assets and Other Assets in the Consolidated Balance Sheets at September 30:

	2001	2000
	(In Thousands)

Environmental costs, net of recoveries (see Note 5A)	$ 93,329	$ 54,472
Income taxes (see Note 1K)	18,842	14,873
Discount, premium, expenses, and loss on reacquired bonds	6,091	6,430
SNG plant	-	702
Total regulatory assets of subsidiaries	$118,262	$ 76,477

The following regulatory assets of Peoples Gas were reflected in Current Assets and Other Assets in the Consolidated Balance Sheets at September 30:

	2001	2000
	(In Thousands)

Environmental costs, net of recoveries (see Note 5A)	$ 72,428	$ 34,024
Income tax (see Note 1K)	18,842	14,873
Discount, premium, expenses, and loss on reacquired bonds	4,477	4,727
SNG plant	-	702
Total regulatory assets of Peoples Gas	$ 95,747	$ 54,326

The following regulatory assets of North Shore Gas were reflected in Current Assets and Other Assets in the Consolidated Balance Sheets at September 30:

	2001	2000
	(In Thousands)

Environmental costs, net of recoveries (see Note 5A)	$ 20,902	$ 20,448
Discount, premium, expenses, and loss on reacquired bonds	1,614	1,704
Total regulatory assets of North Shore Gas	$ 22,516	$ 22,152

If all or a reportable portion of the utility operations becomes no longer subject to the provision of SFAS No. 71, a write-off of related regulatory assets or liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for the remaining regulated operations.

M. Gas in Storage

Storage injections are priced at the fiscal-year average of the costs of natural gas supply purchased. Withdrawals from storage for the utilities are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory for the Company at September 30, 2001 and 2000 exceeded the LIFO cost by approximately $243.0 million and $101.7 million, respectively. The Retail Energy Services and Midstream Services segments account for gas in inventory using the average cost method.

The estimated current replacement cost of gas in inventory for Peoples Gas at September 30, 2001 and 2000 exceeded the LIFO cost by approximately $205.4 million and $84.6 million, respectively.

The estimated current replacement cost of gas in inventory for North Shore Gas at September 30, 2001 and 2000 exceeded the LIFO cost by approximately $37.6 million and $17.1 million, respectively.

N. Recovery of Gas Costs

Under the tariffs of Peoples Gas and North Shore Gas, all reasonably incurred gas costs are recoverable from customers. The difference for any month between costs recoverable through the Gas Charge and the actual amount billed to customers under the Gas Charge is recovered from or refunded to customers. These costs consist of two separate types - Commodity and Non-Commodity costs. Each of these is tracked independently and may result in a simultaneous account receivable from and an account payable to customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current asset or as a current liability (with a contra entry to Gas Costs).

For each gas distribution utility, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to review by interested parties. Proceedings regarding Peoples Gas for the fiscal years 2001 and 2000 costs are currently pending before the Commission. Proceedings regarding North Shore Gas for the fiscal year 2001 costs are currently pending before the Commission.

O. Recovery of Costs of Environmental Activities Relating to Former Manufactured Gas Operations

Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. For each utility with such a rate mechanism, the Commission conducts annual proceedings regarding the reconciliation of revenues from the rate mechanism and related costs. In such proceedings, costs recovered by a utility through the rate mechanism are subject to review by interested parties. Proceedings regarding the utilities for fiscal year 2000 costs are currently pending before the Commission.

P. Accounting for Gas Supply Contracts

Effective October 1, 1999, Peoples Gas and North Shore Gas entered into gas purchase and agency agreements with Enron. Under the terms of the agreements, Enron agreed to sell and deliver gas to Peoples Gas and North Shore Gas covering baseload requirements plus incremental quantities as needed. In conjunction with these agreements, during fiscal 2000 Enron purchased from Peoples Gas and North Shore Gas specified quantities of the gas that Peoples Gas and North Shore Gas were obligated to buy from their suppliers under existing contracts. Enron purchased these gas supplies at the same point and the same time as they were delivered to Peoples Gas and North Shore Gas, at a sales price exactly matching the purchase price from suppliers. Contractually, Peoples Gas and North Shore Gas took title to the gas when it was delivered, at which point title passed to Enron. The Company recorded the purchases from Enron as gas purchases and netted the applicable purchases from the suppliers with the sales to Enron. Fiscal 2001 purchases were directly from Enron. (See Note 19.)

Q. Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations to be accounted for under the purchase method of accounting and it prohibits use of the pooling-of-interests method of accounting. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS No. 142 is effective for fiscal year 2002. The Company does not expect the adoption of these standards to have a material effect on its financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 2002. At this time the Company is currently evaluating the impact, if any, that the standard will have on its financial condition or results of operations but does not expect adoption to have a material effect.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

2: BUSINESS SEGMENTS

The Company is presenting below information about its operating segments for the fiscal years 2001, 2000 and 1999. The Company has six business segments: Gas Distribution, Power Generation, Midstream Services, Retail Energy Services, Oil and Gas Production, and Other. Operating income also includes the effect of corporate activities and consolidating adjustments. North Shore Gas is active in the Gas Distribution segment only. Peoples Gas' main activity is in the Gas Distribution segment but is also involved in activity reported in the Midstream and Retail Energy Services segments.

The Company has determined its business segments based on regulation plus a delineation based on type of products or services and activity related to those products or services, such as production versus marketing of natural gas. These segments are consistent with how the Company's senior management develops overall strategy for the Company. The financial performance of each segment is evaluated based on its operating income and equity investment income before interest expense, other income and deductions, and income taxes. The accounting policies of the six segments are the same as those described in Note 1. No single customer represents more than 10 percent of consolidated revenues. In addition, all of the reportable segments' revenues are derived from sources within the U.S. and all reportable segments' long-lived assets are located in the U.S.

The Gas Distribution segment is the Company's core business. Its two regulated utilities purchase, distribute, sell and transport natural gas to approximately one million retail customers through a 6,000-mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois. The Company also owns a storage facility in central Illinois and a pipeline which connects the facility and six major interstate pipelines to Chicago.

The Power Generation segment is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. The Company and Dominion are equal investors in Elwood, which owns and operates a nominal 1,350-megawatt peaking facility near Chicago, Illinois. Expansion of the jointly owned facility was completed in 2001.

The Midstream Services segment performs wholesale activities that provide value to gas distribution utilities, marketers and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates a natural gas liquids peaking facility and is active in other asset-based wholesale activities. The Company and Enron are equal partners in enovate, which engages in a comprehensive wholesale business for the Chicago marketplace including marketing and trading. (See Note 19.)

The Retail Energy Services segment markets gas and electricity and provides energy management and other services to retail customers. Peoples Energy Services and Peoples Energy Home Services are engaged in providing energy commodities and value-added services to industrial, commercial and residential customers.

The Oil and Gas Production segment is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. The Company also has an equity investment in EnerVest, which acquires, develops and manages a portfolio of oil and gas producing properties. The Company's primary focus is on natural gas, with growth coming from low-to-moderate-risk drilling opportunities and the acquisition of proved reserves with upside potential, which can be realized through drilling, production enhancement and reservoir optimization programs. Certain producing properties owned by the Company qualify for Section 29 income tax credits.

The Company is involved in other activities such as district heating and cooling and the development of fueling stations for natural gas vehicles. The Company has invested in Enertech, a venture capital fund specializing in energy-related and telecommunication entities. These and certain business development activities do not fall under the above segments and are reported in the Other segment.

				Retail	Oil		Corporate
	Gas	Power	Midstream	Energy	and Gas		and
(In Thousands)	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Fiscal 2001
Operating Revenues	$ 1,835,427	$ -	$ 131,957	$256,535	$ 53,988	$ 123	$ (7,812)	$2,270,218
Depreciation, Depletion and Amortization	68,351	1	536	1,660	24,148	66	284	95,046
Operating Income (Loss)	178,362	(4,620)	6,668	(3,007)	12,829	(1,727)	(26,488)	162,017
Equity Investment Income	-	24,566	11,348	-	6,427	847	-	43,188
Operating Income and Equity Investment Income	178,362	19,946	18,016	(3,007)	19,256	(880)	(26,488)	205,205
Segment Assets	1,529,279	5,061	6,517	10,177	211,494	2,453	1,064	1,766,045
Investments in Equity Investees	-	116,663	11,665	-	27,375	4,787	-	160,490
Capital Spending	97,661	14,180	2,163	3,158	147,998	1,006	18	266,184
Advances to Joint Venture Partnerships	$ -	$ 79,174	$ -	$ -	$ -	$ -	$ -	$ 79,174

Fiscal 2000
Operating Revenues	$ 1,116,141	$ -	$ 132,722	$142,233	$ 31,139	$ 40	$ (4,742)	$1,417,533
Depreciation, Depletion and Amortization	84,704	-	527	1,689	13,822	66	127	100,935
Operating Income (Loss)	163,397	(3,710)	10,151	(4,165)	7,365	(1,151)	(12,704)	159,183
Equity Investment Income	-	15,197	217	-	1,736	544	-	17,694
Operating Income and Equity Investment Income	163,397	11,487	10,368	(4,165)	9,101	(607)	(12,704)	176,877
Segment Assets	1,504,983	42,082	7,010	8,679	91,483	2,514	1,282	1,658,033
Investments in Equity Investees	-	106,048	1,233	-	27,097	4,939	-	139,317
Capital Spending	108,230	41,911	868	1,431	92,878	3,301	(895)	247,724
Advances to Joint Venture Partnerships	$ -	$ 68,442	$ -	$ -	$ -	$ -	$ -	$ 68,442

Fiscal 1999
Operating Revenues	$ 980,125	$ -	$ 106,916	$101,258	$ 9,239	$ 25	$ (3,182)	$1,194,381
Depreciation, Depletion and Amortization	77,904	-	211	1,367	4,039	-	10	83,531
Operating Income (Loss)	154,851	(1,630)	8,991	(3,590)	2,151	(522)	(4,237)	156,014
Equity Investment Income	-	8,514	-	-	58	302	-	8,874
Operating Income and Equity Investment Income	154,851	6,884	8,991	(3,590)	2,209	(220)	(4,237)	164,888
Segment Assets	1,481,305	-	8,314	8,178	31,836	2,580	306	1,532,519
Investments in Equity Investees	-	96,021	-	-	6,602	4,174	-	106,797
Capital Spending	$ 130,288	$ 73,186	$ 42	$ 4,589	$ 27,775	$ 580	$ (2,289)	$ 234,171

The following table reconciles total segment assets and investments in equity investees to the Company's consolidated total assets for the fiscal years ended at September 30:

	2001	2000
	(In Thousands)

Segment Assets	$ 1,766,045	$ 1,658,033
Investments in Equity Investees	160,490	139,317
Other Investments not included in
above categories	13,887	12,742
Total Capital Investments - Net	1,940,422	1,810,092

Current Assets	739,630	463,899
Other Assets	314,002	227,927
Total Assets	$ 2,994,054	$ 2,501,918

3: LOANS AND ADVANCES TO JOINT VENTURE PARTNERSHIPS

The Company has made loans and advances to Elwood for the purpose of providing construction capital for the 750-megawatt expansion of the Elwood power facility. The Company accrued interest on the loans and advances at market based rates. As of September 30, 2001, the total advances equaled $147.6 million. On October 23, 2001, Elwood closed on a $402 million non-recourse bond financing. The Company received $194.0 million from the partnership which paid off the loans and advances to joint venture partnerships and lowered its investment in the partnership. (See Note 18.)

4: Equity Investments

The Company has a number of investments which are accounted for as unconsolidated equity method investments, the larger of which are reported in the Power Generation, Midstream Services and Oil and Gas Production segments. Individually, the Company's equity investments are not material, however, in aggregate these investments are material at September 30, 2001. The Company's pro rata share of financial results are listed below.

	Fiscal years ended September 30,
(In Thousands)	2001	2000	1999
Total Equity Investments
Operating revenues	$ 200,006	$ 46,636	$ 20,671
Operating income	45,696	19,519	9,890
Interest expense	3,031	2,420	1,360
Earnings before income taxes	43,188	17,694	8,874

Investments in equity investees	$ 160,490	$ 139,317	$ 106,797

Investment Results by Segment:
Power Generation
Operating revenues	$ 48,320	$ 31,500	$ 15,591
Operating income	24,478	14,749	8,128
Interest expense	214	-	-
Earnings before income taxes	24,566	15,197	8,514

Investments in equity investees	$ 116,663	$ 106,048	$ 96,021

Midstream Services
Operating revenues	$ 119,259	$ 1,208	$ -
Operating income	11,215	217	-
Interest expense	-	-	-
Earnings before income taxes	11,348	217	-

Investments in equity investees	$ 11,665	$ 1,233	$ -

Oil and Gas Production
Operating revenues	$ 26,304	$ 9,207	$ 1,003
Operating income	7,942	2,866	172
Interest expense	1,538	1,160	114
Earnings before income taxes	6,427	1,736	58

Investments in equity investees	$ 27,375	$ 27,097	$ 6,602

Other
Operating revenues	$ 6,123	$ 4,721	$ 4,077
Operating income	2,061	1,687	1,590
Interest expense	1,279	1,260	1,246
Earnings before income taxes	847	544	302

Investments in equity investees	$ 4,787	$ 4,939	$ 4,174

5: ENVIRONMENTAL MATTERS

A. Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. Two of the Manufactured Gas Sites are discussed in more detail below. The subsidiaries, under the supervision of the Illinois Environmental Protection Agency (IEPA), are conducting investigations of an additional 31 Manufactured Gas Sites. These investigations may require the utility subsidiaries to perform additional investigation and remediation. Investigations have been completed at approximately two-thirds of the sites. The investigations at the remaining sites are expected to occur over approximately two years. Remediations have been completed at three of the sites.

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

On September 30, 1999, the EPA issued the Record of Decision (ROD) selecting the remedial action for the Waukegan Site. The remedy consists of on-site treatment of ground water, off-site treatment and disposal of soil containing polynuclear aeromatic hydrocarbons or creosote, and on-site solidification/stabilization of arsenic- contaminated soils. The EPA has estimated the present worth of the remedy to be $26.5 million (representing the present worth of estimated capital costs and of estimated operation and maintenance costs).

On December 22, 2000, OMC filed a petition in federal bankruptcy court seeking protection under Chapter 11 of the United States Bankruptcy Code. On August 20, 2001, the bankruptcy court entered an order converting OMC's Chapter 11 case to a Chapter 7 case.

North Shore Gas and the other parties notified by the EPA have been discussing implementation of the remedy and the allocation of costs associated with the investigation and remediation of the Waukegan Site. In July 2001, North Shore Gas and the other PRPs entered into an AOC with the EPA to conduct the remedial design for the Waukegan site.

North Shore Gas has entered into a settlement agreement with one of the PRPs and is continuing discussion with the remaining parties.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 2001, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $72.4 million; for North Shore Gas the total was $20.9 million; and for the Company on a consolidated basis the total deferred was $93.3 million. This amount includes management's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon an ongoing review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites, including updated estimates based on completed investigations or specific remedial plans. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. In November 1998, the utilities reached a settlement agreement with one of the insurance carriers. The costs deferred at September 30, 2001 have been reduced by the proceeds of the settlement. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at September 30, 2001 have not been reduced to reflect recoveries from other insurance carriers.

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

B. Former Mineral Processing Site in Denver, Colorado

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

C. Equipment Containing Mercury

Peoples Gas and North Shore Gas conducted an inspection for mercury contamination in certain of their customers' premises where gas pressure regulators, manometers and other equipment containing mercury may have been used. Virtually all of the gas pressure regulators containing mercury that were used for residences and other small volume customers were removed by the utilities in the 1960s, 1970s and 1980s. The utilities' inspection program included both a visual check for mercury and a check with mercury detection equipment.

Based on information available at September 30, 2001, it does not appear that mercury contamination discovered by the utilities has had or will have a significant harmful effect on the public.

The Company charged $16.1 million (of which Peoples Gas and North Shore Gas charged $8.0 million and $8.1 million, respectively) to operating expense in the fourth quarter of fiscal year 2000, including the accrual recorded in accounts payable of $15.0 million (of which Peoples Gas and North Shore Gas recorded $7.0 million and $8.0 million, respectively) to account for the estimated remaining costs related to the programs. As of September 30, 2001, the Company had incurred total operation and maintenance costs of $5.8 million for inspection and remediation and other efforts related to the program (of which Peoples Gas and North Shore Gas incurred $2.7 million and $3.1 million, respectively). Additionally, Peoples Gas incurred capital costs of $600,000 related to the program. The utilities plan to conduct additional small volume customer inspections in response to customer requests as part of normal operations. As a result, on September 30, 2001, the Company reversed the remaining reserve of approximately $5.3 million for Peoples Gas and approximately $5.0 million for North Shore Gas.

The Company intends to vigorously pursue the recovery of mercury-related costs from its insurers. However, at this time, the extent of insurance coverage, if any, cannot be predicted.

6: COMMITMENTS AND CONTINGENCIES

A. Leases

The Company leases its headquarters and other office space under agreements that expire in various years through 2010. The rental obligations consist of a base rent plus operating expenses and taxes. Rental expenses under operating leases were $8.7 million, $8.1 million and $7.4 million for September 30, 2001, 2000 and 1999, respectively.

At September 30, 2001, the minimum rental commitments payable in future years under all noncancelable leases for the Company are approximately $4.0 million a year for fiscal years 2002 through 2006 and $14.0 million for the remaining fiscal years thereafter. At September 30, 2001 the minimum rental commitments payable in future years under all noncancellable leases for Peoples Gas range between approximately $3.0 million and $4.0 million for fiscal years 2002 through 2006 and $14.0 million for the remaining fiscal years thereafter.

B. Capital Commitments

Total contract and purchase order commitments of the Company and its subsidiaries at September 30, 2001, amounted to approximately $10.6 million. Total contract and purchase order commitments of Peoples Gas and North Shore Gas at September 30, 2001, amounted to approximately $1.6 million and $470,000, respectively.

C. Guarantees

As of September 30, 2001, there were $66.4 million of guarantees of debt of the Company's unconsolidated equity investments and $3.2 million of letters of credit. Management does not consider it likely that the Company would be required to perform or otherwise incur any losses associated with the above guarantees. (See Note 18.)

7: ACCOUNTS RECEIVABLE

The utility subsidiaries' accounts receivable totaled $286.5 million at September 30, 2001, down significantly from almost $700.0 million as of March 31, 2001, but substantially higher than September 30, 2000 balances of $151.3 million. The total reserve for uncollectible accounts was $45.5 million, or 16 percent, of receivables as of September 30, 2001. The Company believes that $45.5 million reserve is adequate given what is known today. The Company is continuing its outreach efforts to its customers and taking steps to collect past due accounts, including shutoffs for nonpayment. The ultimate outcome of these efforts is uncertain, and further increases to the reserve for uncollectible accounts may be required in future periods.

8: RETIREMENT AND POSTRETIREMENT BENEFITS

The Company and its subsidiaries participate in two defined benefit pension plans covering substantially all employees. These plans provide pension benefits that generally are based on an employee's length of service, compensation during the five years preceding retirement, and social security benefits. Employees who began participation in the nonunion pension plan July 1, 2001 and thereafter will have their benefits determined based on their compensation during the five years preceeding termination of employment and an age based percentage credited to them for each year of their participation. The Company and its subsidiaries make contributions to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law. The Company also has non-qualified pension plans that provide certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law. Retiring employees have the option of receiving retirement benefits in the form of annuities or a lump sum payment.

In addition, the Company and its subsidiaries provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. The plans are funded based upon actuarial determinations and in consideration of tax regulations. The Company accrues the expected costs of such benefits during the employees' years of service.

Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation, reconciliations of the beginning and ending balances of the plan assets, and the funded status of these plans for years 2001 and 2000, based on a July 1 to June 30 measurement year, are as follows:

Peoples Energy
(In Millions) For Fiscal Years	2001		2000
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Change in benefit obligation
Benefit obligation at beginning of measurement period	$ 356.0	$ 109.4	$ 372.9	$ 108.1
Service cost	11.8	4.0	12.0	4.1
Interest cost	29.2	8.6	27.9	8.0
Participant contributions	-	3.7	-	-
Plan amendment	59.0	(4.9)	-	-
Special benefits cost	24.9	1.3	-	-
Actuarial (gain) / loss	32.6	(6.5)	(11.5)	(0.1)
Benefits paid	(59.6)	(11.0)	(45.3)	(10.7)
Benefit obligation at end of measurement period	$ 453.9	$ 104.6	$ 356.0	$ 109.4

Change in plan assets
Market value of plan assets at beginning of period	$ 669.5	$ 83.0	$ 686.5	$ 75.3
Actual return on plan assets	24.2	(5.3)	28.1	5.8
Employer contributions (including non-qualified plans)	-	2.3	0.2	9.1
Participant contributions	-	3.7	-	3.6
Benefits paid	(59.6)	(11.0)	(45.3)	(10.7)
Market value of plan assets at end of measurement period	$ 634.1	$ 72.7	$ 669.5	$ 83.1

Funded status	$ 180.2	$ (31.9)	$ 313.5	$ (26.3)
Unrecognized net transition obligation	(5.9)	45.6	(8.8)	54.6
Unrecognized prior service cost	61.4	-	4.1	-
Unrecognized net (gain) / loss	(86.9)	(23.8)	(180.2)	(30.7)
Contributions: July 1 to September 30	-	-	-	2.4
Prepaid (accrued) benefit cost at September 30	$ 148.8	$ (10.1)	$ 128.6	$ -

Amounts recognized in the consolidated balance
sheets consist of:
Prepaid pension cost	$ 153.7		$ 132.0
Accrued benefit liability	(11.3)		(8.0)
Intangible asset	1.4		0.5
Accumulated other comprehensive income	5.0		4.1
	$ 148.8		$ 128.6

Peoples Gas
(In Millions) For Fiscal Years	2001		2000
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Change in benefit obligation
Benefit obligation at beginning of measurement period	$ 326.7	$ 99.7	$ 346.0	$ 98.7
Service cost	10.5	3.6	10.8	3.7
Interest cost	26.9	7.9	25.6	7.3
Participant contributions	-	3.4	-	-
Plan amendment	54.8	-	-	-
Special benefits cost	22.2	1.1	-	-
Transfers	(0.7)	-	(3.0)	(0.4)
Actuarial (gain) / loss	29.0	(10.3)	(9.5)	0.2
Benefits paid	(52.0)	(10.2)	(43.2)	(9.8)
Benefit obligation at end of measurement period	$ 417.4	$ 95.2	$ 326.7	$ 99.7

Change in plan assets
Market value of plan assets at beginning of period	$ 630.2	$ 76.8	$ 651.5	$ 70.2
Actual return on plan assets	23.0	(4.8)	26.4	5.3
Employer contributions (including non-qualified plans)	-	2.1	0.2	8.4
Participant contributions	-	3.4	-	3.3
Transfers	(0.7)	-	(4.7)	(0.6)
Benefits paid	(52.0)	(10.2)	(43.2)	(9.8)
Market value of plan assets at end of measurement period	$ 600.5	$ 67.3	$ 630.2	$ 76.8

Funded status	$ 183.1	$ (27.9)	$ 303.5	$ (22.9)
Unrecognized net transition obligation	(5.7)	41.5	(8.6)	49.7
Unrecognized prior service cost	57.2	-	4.0	-
Unrecognized net (gain) / loss	(84.7)	(22.4)	(171.0)	(28.9)
Contributions: July 1 to September 30	-	-	-	2.1
Non-qualified plans:
Contributions: July 1 to September 30	-	-	-	-
Recognition of additional minimum liability	(6.4)	-	(4.6)	-
Prepaid (accrued) benefit cost at September 30	$ 143.5	$ (8.8)	$ 123.3	$ 0.0

Amounts recognized in the consolidated balance
sheet consist of:
Prepaid pension cost	$ 154.7		$ 131.3
Accrued benefit liability	(11.3)		(8.0)
Intangible asset	1.4		0.5
Accumulated other comprehensive income	5.0		4.1
	$ 149.8		$ 127.9

North Shore Gas
(In Millions) For Fiscal Years	2001		2000
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Change in benefit obligation
Benefit obligation at beginning of measurement period	$ 25.7	$ 9.2	$ 26.9	$ 9.4
Service cost	1.0	0.4	1.0	0.4
Interest cost	2.0	0.7	2.0	0.7
Participant contributions	-	0.3	-	-
Plan amendment	3.7	-	-	-
Special benefits cost	1.8	0.2	-	-
Transfers	(0.2)	-	-
Actuarial (gain) / loss	2.1	(1.4)	(2.1)	(0.3)
Benefits paid	(7.6)	(0.9)	(2.1)	(1.0)
Benefit obligation at end of measurement period	$ 28.5	$ 8.5	$ 25.7	$ 9.2

Change in plan assets
Market value of plan assets at beginning of period	$ 34.4	$ 5.5	$ 35.0	$ 5.1
Actual return on plan assets	1.0	(0.4)	1.5	0.4
Employer contributions (including non-qualified plans)	-	0.2	-	0.8
Participant contributions	-	0.3	-	0.3
Transfers	(0.2)	-	-	-
Benefits paid	(7.6)	(0.9)	(2.1)	(1.0)
Market value of plan assets at end of measurement period	$ 27.6	$ 4.7	$ 34.4	$ 5.6

Funded status	$ (0.9)	$ (3.8)	$ 8.7	$ (3.6)
Unrecognized net transition obligation	(0.1)	3.9	(0.2)	4.7
Unrecognized prior service cost	3.7	-	0.2	-
Unrecognized net (gain) / loss	(3.0)	(1.5)	(8.3)	(1.6)
Contributions: July 1 to September 30	-	-	-	0.3
Non-qualified plans:
Contributions: July 1 to September 30	-	-	-	-
Recognition of additional minimum liability	-	-	-	-
Prepaid (accrued) benefit cost at September 30	$ (0.3)	$ (1.4)	$ 0.4	$ (0.2)

Amounts recognized in the consolidated balance
sheet consist of:
Prepaid pension cost	$ (0.3)		$ 0.4
Accrued benefit liability	-		-
Intangible asset	-		-
Accumulated other comprehensive income	-		-
	$ (0.3)		$ 0.4

Net pension benefit cost and net postretirement benefit cost for all plans for the Company for fiscal 2001, 2000 and 1999 included the following components:

	For fiscal years ended September 30,
	2001	2000	1999
Pension Benefit Cost	(In Millions)
Service cost - benefits earned
during the year	$ 11.8	$ 12.0	$ 12.6
Interest cost on projected pension
benefit obligation	29.2	27.9	29.3
Expected return on plan assets (gain)	(57.1)	(54.7)	(50.1)
Amortization of:
Net transition (asset) / obligation	(1.8)	(2.0)	(2.1)
Prior service cost	1.8	0.6	0.5
Net (gain) / loss	(5.7)	(4.9)	(1.5)
Net periodic benefit cost (credit)	(21.8)	(21.1)	(11.3)

Special benefit cost	24.9	-	-
Settlement accounting	(23.2)	(16.9)	(10.6)
Net pension cost (credit)	$ (20.1)	$ (38.0)	$ (21.9)

	For fiscal years ended September 30,
	2001	2000	1999
Other Postretirement Benefit Cost	(In Millions)
Service cost - benefits
earned during the year	$ 4.0	$ 4.1	$ 3.5
Interest cost on accumulated
postretirement benefit obligation	8.6	8.0	7.6
Expected return on plan assets (gain)	(6.3)	(6.0)	(5.1)
Amortization of:
Net transition (asset) / obligation	4.2	4.2	4.2
Net (gain) / loss	(1.5)	(1.4)	(1.0)
Net periodic postretirement
benefit cost	9.0	8.9	9.2
Special benefit cost	1.3	-	-
Net postretirement benefit cost	$ 10.3	$ 8.9	$ 9.2

In 2001, 2000 and 1999, the Company recognized net gains of $23.2 million, $16.9 million and $10.6 million, respectively, from the settlement of portions of pension plan obligations. In 2001, a special-benefit cost of $26.2 million ($24.9 million for pension expense and $1.3 million for postretirement benefit cost) was recognized to reflect the cost of an accelerated pension payout to certain employees. (See Note 9.)

Net pension benefit cost and net postretirement benefit cost for all plans for Peoples Gas for fiscal 2001, 2000 and 1999 included the following components:

	For fiscal years ended September 30,
	2001	2000	1999
	(In Millions)
Pension Benefit Cost
Service cost - benefits earned
during the year	$ 10.5	$ 10.8	$ 11.6
Interest cost on projected pension
benefit obligation	26.8	25.6	27.3
Expected return on plan assets (gain)	(53.8)	(51.6)	(47.5)
Amortization of:
Net transition (asset) / obligation	(1.8)	(1.9)	(2.1)
Prior service cost	1.6	0.5	0.5
Net (gain) / loss	(5.4)	(4.6)	(1.5)
Net periodic benefit cost (credit)	(22.1)	(21.2)	(11.7)

Special benefit cost	22.2	-	-
Settlement accounting	(22.0)	(16.1)	(10.2)
Net pension cost (credit)	$ (21.9)	$ (37.3)	$ (21.9)

	For fiscal years ended September 30,
	2001	2000	1999
	(In Millions)
Other Postretirement Benefit Cost
Service cost - benefits
earned during the year	$ 3.6	$ 3.7	$ 3.2
Interest cost on accumulated
postretirement benefit obligation	7.9	7.3	6.9
Expected return on plan assets	(5.8)	(5.5)	(4.7)
Amortization of:
Net transition (asset) / obligation	3.8	3.8	3.9
Net (gain) / loss	(1.5)	(1.3)	(1.0)
Net periodic postretirement benefit cost	8.0	8.0	8.3
Special benefit cost	1.1	-	-
Net postretirement benefit cost	$ 9.1	$ 8.0	$ 8.3

In 2001, 2000 and 1999, Peoples Gas recognized net gains of $22.0 million, $16.1 million and $10.2 million, respectively, from the settlement of portions of pension plan obligations. In 2001, a special-benefit cost of $23.3 million ($22.2 million for pension expense and $1.1 million for postretirement benefit cost) was recognized to reflect the cost of an accelerated pension payout to certain employees. (See Note 9.)

Net pension benefit cost and net postretirement benefit cost for all plans for North Shore Gas for fiscal 2001, 2000 and 1999 included the following components:

	For fiscal years ended September 30,
	2001	2000	1999
	(In Millions)
Pension Benefit Cost
Service cost - benefits earned
during the year	$ 1.0	$ 1.0	$ 1.0
Interest cost on projected pension
benefit obligation	2.0	2.0	2.0
Expected return on plan assets (gain)	(2.8)	(2.8)	(2.6)
Amortization of:
Net transition (asset) / obligation	0.1	-	-
Net (gain) / loss	(0.3)	(0.2)	-
Prior service cost	-	-	-
Net periodic benefit cost (credit)	-	-	0.4

Special benefit cost	1.8	-	-
Settlement accounting	(1.1)	(0.7)	(0.4)
Net pension cost (credit)	$ 0.7	$ (0.7)	$ -

	For fiscal years ended September 30,
	2001	2000	1999
	(In Millions)
Other Postretirement Benefit Cost
Service cost - benefits
earned during the year	$ 0.4	$ 0.3	$ 0.3
Interest cost on accumulated
postretirement benefit obligation	0.7	0.7	0.7
Expected return on plan assets	(0.5)	(0.4)	(0.4)
Amortization of:
Net transition (asset) / obligation	0.4	0.4	0.3
Net (gain) / loss	(0.1)	(0.1)	-
Net periodic postretirement benefit cost	0.9	0.9	0.9
Special benefit cost	0.2	-	-
Net postretirement benefit cost	$ 1.1	$ 0.9	$ 0.9

In 2001, 2000 and 1999, North Shore Gas recognized net gains of $1.1 million, $700,000 and $400,000, respectively, from the settlement of portions of pension plan obligations. In 2001, a special-benefit cost of $2.0 million ($1.8 million for pension expense and $200,000 for postretirement benefit cost) was recognized to reflect the cost of an accelerated pension payout to certain employees. (See Note 9.)

In the calculation of the pension benefit obligation and the other postretirement benefits under the plans, the following actuarial assumptions were used for 2001, 2000 and 1999:

	As of June 30,
	2001	2000	1999
Pension Benefits
Discount rate	8.00%	8.25%	7.75%
Long-term rate of return on assets	9.00%	9.00%	9.00%
Assumed future compensation increases	4.50%	4.50%	4.50%
Other Postretirement Benefits
Discount rate	8.00%	8.25%	7.75%
Long-term rate of return on assets	9.00%	9.00%	9.00%

For measurement purposes, a health care cost trend rate of 5.4 percent was assumed for fiscal 2001, and 5.25 percent in 2002 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the accumulated postretirement benefit obligation at September 30, 2001, by $8.2 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.5 million annually. Decreasing the assumed health care cost trend rate by one percentage point for each future year would have decreased the accumulated postretirement benefit obligation at September 30, 2001, by $7.0 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.3 million annually.

9: SPECIAL RETIREMENT PROGRAM

In August 2001, the Company extended a voluntary special retirement offer to approximately 170 nonunion employees, excluding officers. The program was offered to employees who would complete at least 27 years of benefit service and whose age and service when added together equaled at least 79. Employees who met the criteria were given an enhancement of 3 years of age and 3 years of service to make them eligible for an unreduced pension benefit under the nonunion pension plan. The actual number of employees for the Company accepting the program was 131 (77 percent of the eligible employees), resulting in a charge of $26.2 million ($15.8 million, net of tax) recorded in September 2001. This will result in a nonunion workforce reduction of 7.5 percent. As a result of the special retirement offer, it is expected that approximately $65.0 million will be withdrawn from Trust assets to meet the December 1, 2001 pension payment obligation.

The actual number of employees for Peoples Gas accepting the program was 123 (78 percent of the eligible employees), resulting in a charge of $23.3 million ($14.0 million, net of tax) recorded in September 2001. As a result of the special retirement offer, it is expected that approximately $58.0 million will be withdrawn from Trust assets to meet the December 1, 2001 pension payment obligation.

The actual number of employees for North Shore Gas accepting the program was 5 (56 percent of the eligible employees), resulting in a charge of $1.9 million ($1.2 million, net of tax) recorded in September 2001. As a result of the special retirement offer, it is expected that approximately $3.0 million will be withdrawn from Trust assets to meet the December 1, 2001 pension payment obligation.

10: TAX MATTERS

A. Provision for Income Taxes

Total income tax expense as shown for the Company on the Consolidated Statements of Income is composed of the following:

	For fiscal years ended September 30,
	2001	2000	1999
	(In Thousands)
Current:
Federal	$ 49,248	$ 3,825	$ 27,607
State	8,952	757	2,517
Total current income taxes	58,200	4,582	30,124
Deferred:
Federal	(5,761)	31,772	19,020
State	(385)	8,000	4,965
Total deferred income taxes	(6,146)	39,772	23,985
Investment tax credits - net:
Federal	(928)	(1,190)	(1,634)
State	268	182	106
Total investment tax credits - net	(660)	(1,008)	(1,528)
Total provision for income taxes	51,394	43,346	52,581
Less - Included in cumulative effect
of change in accounting principle	(23)	-	-
Net provision for income taxes	$ 51,417	$ 43,346	$ 52,581

Total income tax expense as shown for Peoples Gas on the Consolidated Statements of Income is composed of the following:

	For fiscal years ended September 30,
	2001	2000	1999
	(In Thousands)
Current:
Federal	$ 45,632	$ 2,991	$ 18,345
State	9,691	265	974
Total current income taxes	55,323	3,256	19,319
Deferred:
Federal	(6,284)	31,722	20,885
State	(729)	7,900	5,285
Total deferred income taxes	(7,013)	39,622	26,170
Investment tax credits - net:
Federal	(838)	(1,081)	(1,466)
State	220	157	92
Total investment tax credits - net	(618)	(924)	(1,374)
Net provision for income taxes	$ 47,692	$ 41,954	$ 44,115

Total income tax expense as shown for North Shore Gas on the Consolidated Statements of Income is composed of the following:

	For fiscal years ended September 30,
	2001	2000	1999
	(In Thousands)
Current:
Federal	$ 6,825	$ 2,861	$ 8,201
State	1,435	570	1,427
Total current income taxes	8,260	3,431	9,628
Deferred:
Federal	574	181	(1,787)
State	220	129	(303)
Total deferred income taxes	794	310	(2,090)
Investment tax credits - net:
Federal	(90)	(109)	(168)
State	49	25	26
Total investment tax credits - net	(41)	(84)	(142)
Total provision for income taxes	$ 9,013	$ 3,657	$ 7,396

B. Tax Rate Reconciliation

The following is a reconciliation for the Company between the computed federal income tax expense (tax rate of 35 percent times book income before federal income tax) and the total provision for federal income tax expense:

	For fiscal years ended September 30,
	2001		2000		1999
		Percent		Percent		Percent
		of		of		of
	Amount	Pretax	Amount	Pretax	Amount	Pretax
	(000's)	Income	(000's)	Income	(000's)	Income
Computed federal income tax expense	$ 48,852	35.00	$ 42,287	35.00	$ 48,170	35.00
Amortization of deferred taxes	(1,009)	(0.72)	(2,681)	(2.22)	(1,003)	(0.73)
Tax credits	(4,682)	(3.35)	(3,760)	(3.11)	(52)	(0.04)
Other, net	(602)	(0.43)	(1,439)	(1.18)	(2,122)	(1.54)
Total provision for federal
income taxes	$ 42,559	30.50	$ 34,407	28.49	$ 44,993	32.69

The following is a reconciliation for Peoples Gas between the computed federal income tax expense (tax rate of 35 percent times book income before federal income tax) and the total provision for federal income tax expense:

	For fiscal years ended September 30,
	2001		2000		1999
		Percent		Percent		Percent
		of		of		of
	Amount	Pretax	Amount	Pretax	Amount	Pretax
	(000's)	Income	(000's)	Income	(000's)	Income
Computed federal income tax expense	$ 39,819	35.00	$ 37,523	35.00	$ 40,594	35.00
Amortization of deferred taxes	(704)	(0.62)	(2,485)	(2.32)	(804)	(0.69)
Other, net	(606)	(0.53)	(1,406)	(1.31)	(2,026)	(1.75)
Total provision for federal
income taxes	$ 38,509	33.85	$ 33,632	31.37	$ 37,764	32.56

The following is a reconciliation for North Shore Gas between the computed federal income tax expense (tax rate of 35 percent times book income before federal income tax) and the total provision for federal income tax expense:

	For fiscal years ended September 30,
	2001		2000		1999
		Percent		Percent		Percent
		of		of		of
	Amount	Pretax	Amount	Pretax	Amount	Pretax
	(000's)	Income	(000's)	Income	(000's)	Income
Computed federal income tax expense	$ 7,661	35.00	$ 3,191	35.00	$ 6,558	35.00
Amortization of deferred income taxes	(304)	(1.39)	(196)	(2.15)	(198)	(1.06)
Other, net	(48)	(0.22)	(62)	(0.69)	(114)	(0.62)
Total provision for federal
income taxes	$ 7,309	33.39	$ 2,933	32.16	$ 6,246	33.32

C. Deferred Income Taxes

Set forth in the table below for the Company are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1K):

	For fiscal years ended
	September 30,
	2001	2000
	(In Thousands)
Deferred tax liabilities:
Property - accelerated depreciation
and other property-related items	$317,734	$296,576
Pension	61,258	52,229
Gas commodity costs	-	21,217
Other	19,454	10,761
Total deferred income tax liabilities	398,446	380,783
Deferred tax assets:
Bad debt	(18,201)	(9,605)
Other	(44,735)	(27,819)
Total deferred income tax assets	(62,936)	(37,424)
Net deferred income tax liabilities	$335,510	$343,359

Set forth in the table below for Peoples Gas are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1K):

	For fiscal years ended
	September 30,
	2001	2000
	(In Thousands)
Deferred tax liabilities:
Property - accelerated depreciation and
other property-related items	$ 279,829	$ 270,210
Pension	61,371	52,077
Gas Commodity Costs	5,050	17,474
Other	9,424	12,055
Total deferred income tax liabilities	355,674	351,816
Deferred tax assets:
Uncollectible accounts	(17,669)	(9,217)
Unamortized investment tax credits	(10,266)	(10,602)
Other	(20,165)	(12,093)
Total deferred income tax assets	(48,100)	(31,912)
Net deferred income tax liabilities	$ 307,574	$ 319,904

Set forth in the table below for North Shore Gas are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1K):

	For fiscal years ended
	September 30,
	2001	2000
	(In Thousands)

Deferred tax liabilities:
Property - accelerated depreciation and
other property-related items	$ 30,452	$ 27,836
Gas Commodity Costs	-	3,743
Other	1,708	1,513
Total deferred income tax liabilities	32,160	33,092
Deferred tax assets:
Net regulatory liabilities -
income tax amounts	(1,527)	(1,721)
Unamortized investment credits	(1,247)	(1,279)
Environmental Insurance Recovery	(2,179)	(2,373)
Mercury Inspection Costs	-	(3,173)
Other	(1,910)	(1,013)
Total deferred income tax assets	(6,863)	(9,559)
Net deferred income tax liabilities	$ 25,297	$ 23,533

11: DEBT COVENANTS

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2001, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $75.9 million.

The Indenture of Mortgage, dated January 2, 1926, as supplemented, securing the first and refunding mortgage bonds issued by Peoples Gas, constitutes a direct, first-mortgage lien on substantially all property owned by Peoples Gas. The Indenture of Mortgage, dated April 1, 1955, as supplemented, securing the first mortgage bonds issued by North Shore Gas, constitutes a direct, first-mortgage lien on substantially all property owned by North Shore Gas.

12: LONG-TERM DEBT AND SHORT-TERM DEBT

A. Issuance of Bonds

In January 2001, the Company issued $325.0 million 6.9% Notes, due January 15, 2011. In April 2001, the Company completed an exchange offering of all of its outstanding 6.9% Notes due January 15, 2011, for an equal amount of 6.9% Notes due January 15, 2011, Series A.

On July 26, 2000, the Company issued $100 million Variable Rate Notes (the "Notes"), due August 1, 2002. The Notes are redeemable at the option of the Company in whole, beginning on February 1, 2001, and quarterly thereafter, at a redemption price equal to 100 percent of the principal amount. The average rate of the Notes for fiscal 2000 was 7.11 percent. The net proceeds from the sale of the Notes were applied to the reduction of short-term indebtedness.

On March 1, 2000, the City of Chicago issued $175 million aggregate principal amount of adjustable rate Gas Supply Refunding Revenue Bonds - Series 2000A, Series 2000B, Series 2000C and Series 2000D - which were secured by an equal amount of Peoples Gas' adjustable rate 30-year First and Refunding Mortgage Bonds - Series GG, Series HH, Series II and Series JJ, respectively. The proceeds were deposited with a trustee and used to redeem $175 million of aggregate principal amount of previously issued gas supply revenue bonds.

On December 18, 1998, the Illinois Development Finance Authority issued $30,035,000 aggregate principal amount of 5.00% Gas Supply Revenue Bonds, Series 1998, which are secured by an equal amount of North Shore Gas' 30-year first mortgage bonds, Series M. The net proceeds were deposited with a trustee and used for the redemption of long-term debt, the payment of issuance costs and for the payment of certain construction expenditures.

B. Adjustable Rate and Remarketable Bonds

The rate of interest on the $27 million aggregate principal amount of the City of Chicago 1993 Series B Bonds, which are secured by an equal principal amount of Peoples Gas' adjustable rate First and Refunding Mortgage Bonds, Series EE, was subject to adjustment annually on December 1. It was converted to a weekly reset interest rate during the current fiscal year. Owners of the Series B Bonds have the right to tender such bonds at par prior to each reset period, Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. Therefore, these bonds are classified as short-term debt on the balance sheet.

The rates of interest on the $175 million aggregate principal amount of the City of Chicago Bonds, Series 2000A, Series 2000B, Series 2000C and Series 2000D (collectively the "City of Chicago 2000 Bonds"), which are secured by equal aggregate principal amounts of Peoples Gas' adjustable rate First and Refunding Mortgage Bonds - Series HH and Series JJ, are subject to periodic adjustment and, Series GG and Series II are subject to adjustment each week. Owners of the City of Chicago 2000 Bonds have the right to tender such bonds at par at each interest reset date. Peoples Gas is obligated to purchase any such bonds tendered that cannot be remarketed, therefore, these bonds are shown as short-term debt on the balance sheet.

C. Sinking Fund Requirements and Maturities and Redemptions

At September 30, 2001, long-term debt sinking fund requirements and maturities for the next five years are:

(In Thousands) Fiscal Year	Peoples Energy	Peoples Gas	North Shore Gas	Consolidated
2002	$100,000	$ --	$ --	$100,000
2003	--	75,000	15,000	90,000
2004	--	--	--	--
2005	--	--	--	--
2006	--	--	--	--

On May 1, 2000, Peoples Gas redeemed $75 million aggregate principal amount of the City of Chicago 1990 Series A Bonds, which were secured by Peoples Gas' First and Refunding Mortgage Bonds, Series BB. Funding for redemption was provided by the proceeds from the issuance of $75 million aggregate principal amount of the City of Chicago Bonds, Series 2000C and Series 2000D, which were secured by Peoples Gas' adjustable rate First and Refunding Mortgage Bonds, Series II and Series JJ, respectively.

On April 3, 2000, Peoples Gas redeemed $100 million aggregate principal amount of the City of Chicago 1985 Series B Bonds and City of Chicago 1985 Series C Bonds, which were secured by Peoples Gas' First and Refunding Mortgage Bonds, Series Y and Series Z, respectively. Funding for redemption was provided by the proceeds from the issuance of $100 million aggregate principal amount of the City of Chicago Bonds, Series 2000A and Series 2000B, which are secured by Peoples Gas' adjustable rate First and Refunding Mortgage Bonds, Series GG and Series HH, respectively.

On January 19, 1999, North Shore Gas redeemed, using a portion of the bond issuance proceeds deposited with the trustee, $24,905,000 aggregate principal amount of the Illinois Development Finance Authority Gas Supply Revenue Bonds, Series 1992, which were secured by North Shore Gas' First Mortgage Bonds, Series K.

On October 1, 1998, Peoples Gas redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by Peoples Gas' adjustable rate First and Refunding Mortgage Bonds, Series W.

D. Fair Value of Financial Instruments

At September 30, 2001, the carrying amount of the Company's long-term debt of $644.3 million had an estimated fair value of $656.4 million. At September 30, 2000, the carrying amount of the Company's long-term debt of $419.7 million had an estimated fair value of $419.5 million. At September 30, 1999, the carrying amount of the Company's long-term debt of $521.7 million had an estimated fair value of $523.1 million. The estimated fair value of the Company's long-term debt is based on yields for issues with similar terms and remaining maturities. Since Peoples Gas and North Shore Gas are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's shareholders.

At September 30, 2001, the carrying amount of Peoples Gas' long-term debt of $250.0 million had an estimated fair value of $257.8 million. At September 30, 2000, the carrying amount of Peoples Gas' long-term debt of $250.0 million had an estimated fair value of $251.3 million. At September 30, 1999, the carrying amount of Peoples Gas' long-term debt of $452.0 million had an estimated fair value of $484.5 million.

At September 30, 2001, the carrying amount of North Shore Gas' long-term debt of $69.3 million had an estimated fair value of $68.6 million. At September 30, 2000, the carrying amount of North Shore Gas' long-term debt of $69.7 million had an estimated fair value of $64.6 million. At September 30, 1999, the carrying amount of North Shore Gas' long-term debt of $69.7 million had an estimated fair value of $72.5 million.

The carrying amount of all other financial instruments approximates fair value.

E. Short-Term Debt

	Fiscal year 2001	Balance	Fiscal year 2000	Balance
	Weighted Average	At Sepember 30,	Weighted Average	At Sepember 30,
	Interest Rate %	2001	Interest Rate %	2000
		(In Thousands)		(In Thousands)
Commercial Paper
Peoples Energy	5.60	$ 105,454	6.18	$ 243,065
Peoples Gas	6.46	-	6.12	115,775
North Shore Gas	6.24	-	5.88	7,375
Bonds:
Peoples Gas:
Adjustable Rate Series GG, due March 1, 2030	3.34	50,000	4.27	50,000
Adjustable Rate Series HH, due March 1, 2030	3.43	50,000	4.27	50,000
Adjustable Rate Series II, due March 1, 2030	3.39	37,500	4.32	37,500
Adjustable Rate Series JJ, due March 1, 2030	3.52	37,500	4.34	37,500
Adjustable Rate Series EE, due December 1, 2023	3.37	27,000	4.05	27,000
Notes:
Peoples Energy:
Adjustable Rate, due August 1, 2002	6.66	100,000		-
Peoples Gas:
Adjustable Rate, due December 1, 2001	5.17	200,000		-
Total Short-Term Debt		$ 607,454		$ 568,215

Short-term cash needs of Peoples Energy are met through bank loans or the issuance of short-tem debt. The outstanding total amount of commercial paper and bank loans cannot at any time exceed total bank credit then in effect.

Short-term cash needs of Peoples Gas and North Shore Gas are met through intercompany loans from the Company, bank loans, or the issuance of short-term debt. The outstanding total amount of short-term debt cannot at any time exceed total bank credit then in effect.

At September 30, 2001 and 2000, Peoples Energy had lines of credit totaling $285.0 million and $250.0 million, respectively, of which available unused credit was $179.5 million and $5.2 million, respectively. Agreements covering $171.0 million will expire in March 2002 and $114.0 million will expire in March 2003. Such lines of credit cover the projected short-term credit needs of the Company. Payment for the lines of credit is by fee. In addition, the Company has approximately $6.1 million and $7.2 million, respectively, of letters of credit outstanding for financial and performance guarantees. These letters of credit are supported by a $10.0 million line of credit expiring in August 2002.

At September 30, 2001 and 2000, the utility subsidiaries had aggregate available lines of credit totaling $90.0 million and $190.0 million, respectively, of which available unused credit was $90.0 million and $66.9 million. Peoples Gas had $90.0 million of available credit facilities of which $24.0 million was available to North Shore Gas all of which was unused at September 30, 2001. At September 30, 2000, Peoples Gas had available lines of credit of $190.0 million of which $66.9 million was unused. Of the $190.0 million, $30.0 million was available to North Shore Gas of which $22.6 million was unused. Such lines of credit cover projected short-term credit needs of the utility subsidiaries. Payment for the lines of credit is by fee.

13: EARNINGS PER SHARE

The table below shows average and diluted shares for computing the Company's per-share amounts. The dilution is attributable to stock options outstanding under the Company's Long-Term Incentive Compensation Plan (LTIC) and Directors Stock and Option Plan (DSOP). The diluted shares for the Company is as follows:

For fiscal years ended September 30,	2001	2000	1999
(In Thousands)
As reported shares	35,380	35,413	35,477
Effects of options	59	4	13
Diluted shares	35,439	35,417	35,490

Options for which the average stock price is lower than the grant price are considered antidilutive and, therefore, are not included in the calculation of diluted earnings per share.

14: PREFERRED STOCK

The Company has five million shares of Preferred Stock, no par value, authorized for issuance, of which none was issued and outstanding at September 30, 2001.

15: COMMON STOCK
For fiscal years ended September 30,	2001	2000	1999
Shares outstanding - beginning of year	35,296,205	35,489,242	35,401,992
Shares issued:
Employee Stock Purchase Plan	10,373	16,685	13,961
Long-Term Incentive Compensation Plan	89,698	43,455	42,975
Directors Deferred Compensation Plan	8,166	7,622	-
Direct Purchase and Investment Plan	-	-	62,656
Shares reacquired under LTIC	(6,398)	(12,599)	(32,342)
Change in Treasury Shares	900	(248,200)	-
Shares outstanding - end of year	35,398,944	35,296,205	35,489,242

	Weighted
Long-Term Incentive Compensation Plan	Average	Non-Qualified
and Directors Stock and Option Plan	Option Price	Stock Options
Outstanding at September 30, 1998	$ 34.33	212,100
Granted	36.78	107,575
Exercised	31.99	(27,650)
Forfeited	36.78	(3,500)
Outstanding at September 30, 1999	36.52	288,525
Granted	35.08	212,700
Exercised	29.77	(8,400)
Forfeited	35.60	(6,200)
Outstanding at September 30, 2000	35.38	486,625
Granted	33.16	285,900
Exercised	35.19	(312,475)
Forfeited	34.54	(1,500)
Outstanding at September 30, 2001	$ 34.13	458,550

Restricted stock awards granted to employees of the Company and its subsidiaries during the last three fiscal years are as follows: 2001, 50,906 shares; 2000, 40,875 shares; and 1999, 17,750 shares. Forfeitures during the same period were as follows: 2001, 0 shares; 2000, 5,820 shares; and 1999, 2,425 shares. At September 30, 2001, there were 2,230,680 shares available for future grant under options or restricted stock awards. At September 30, 2001, there were 404,550 stock appreciation rights (SARs) outstanding and 2,459,075 SARs available for future grant.

The grant of a restricted stock award entitles the recipient to vote the shares of Company common stock covered by such award and to receive dividends thereon. Restricted stock awards are valued at the closing market price of the stock as of the date of the grant. The recipient may not transfer or otherwise dispose of such shares until the restrictions thereon lapse. Restricted stock awards granted to date vest in equal annual increments over a five-year period from the date of grant. If a recipient's employment with the Company terminates, other than by reason of death, disability, or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. The Compensation-Nominating Committee of the Company's Board of Directors (and with respect to the Chief Executive Officer, the Compensation-Nominating Committee, subject to the approval of the nonemployee directors) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the LTIC.

The grant of an option enables the recipient to purchase Company common stock at a purchase price equal to the fair market value of the shares on the date the option was granted. The grant of an SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Company common stock on the date the SAR is exercised over the fair market value of one share on the date the SAR was granted. Before an option or SAR may be exercised, the recipient must generally complete 12 months of continuous employment subsequent to the grant of the option or SAR. Options and SARs may be exercised within 10 years from the date of grant, subject to earlier termination in case of death, retirement or termination of employment for other reasons.

The Company grants stock options, SARs and restricted stock awards under its LTIC. The Company also offers employees periodic opportunities to purchase shares of its common stock at a discount from the then current market price under its Employee Stock Purchase Plan (ESPP). The Company applies Accounting Principles Board (APB) Opinion No. 25 and related Interpretations in accounting for these plans.

The Company may sell up to 925,248 shares of common stock to its employees under the ESPP. Under the terms of this plan, all employees are eligible to purchase shares at 90 percent of the stock's market price at the date of purchase. The Company sold 10,373 shares, 16,685 shares and 13,961 shares to employees in 2001, 2000 and 1999, respectively.

Under the DSOP, on May 1 of each year that the DSOP is in effect, each nonemployee director of the Company holding that position receives, as part of his or her annual retainer, a stock payment of 300 shares of common stock and options to purchase 3,000 shares of common stock. The exercise price for each option equals the mean between the highest and lowest quoted selling price for the Company's common stock in the New York Stock Exchange Composite Transactions on the last day in April for which the New York Stock Exchange is open for trading in the year of the grant. Options granted under the plan are generally not exercisable until six months after the date of the grant and have a 10-year term. Stock delivered under the DSOP may be made available from authorized but unissued shares, treasury stock or shares purchased on the open market.

Under APB Opinion No. 25, no compensation cost has been recognized for nonqualified stock options and shares issued under the ESPP. The compensation cost that has been charged against net income for restricted stock awards was $595,000, $396,000 and $618,000 for the years ended September 30, 2001, 2000 and 1999, respectively. Had compensation cost for new grants issued in each of the fiscal years for stock options (under both LTIC and DSOP), restricted stock awards and shares issued under the ESPP been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

(In Thousands, Except Per-Share Amounts)
Fiscal Years	2001	2000	1999
Net income:
As reported	$97,020	$86,415	$92,636
Pro forma	96,206	85,788	92,368
Earnings per average
common share:
As reported	$ 2.74	$ 2.44	$ 2.61
Pro forma	2.72	2.44	2.60

The fair value of each option grant used to determine pro forma net income is estimated as of the date of grant using a variation of the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended September 30, 2001, 2000 and 1999.

Fiscal Years	2001	2000	1999
Expected volatility	20.97%	18.15%	17.48%
Dividend yield	5.1%	6.0%	5.6%
Risk-free interest rate	5.87%	5.99%	4.29%
Expected lives (years)	3	4	3.5
Weighted average fair value	$3.56	$3.98	$3.35

16: QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal year results were impacted by colder-than-normal weather, partially offset by customer conservation resulting from higher natural gas costs. Reduced depreciation, positive effects of pension benefit accounting and growth in diversified businesses also positively affected year-end results. The fourth quarter was negatively affected by the impact of the previously described special items.

Quarterly financial data for the Company was as follows:

		Operating Income		Earnings
	Operating	and Equity		Per
Fiscal Quarters	Revenues	Investment Income	Net Income	Share
	(In Thousands, Except Per-Share Amounts)
2001
Fourth (Including Special Items)	$ 160,946	$ (15,902)	$ (13,391)	$ (0.38)
Fourth (Excluding Special Items)	160,946	8,457	5,128	0.04
Third	318,501	32,303	11,563	0.33
Second	1,073,789	113,376	62,491	1.77
First	716,982	75,428	36,357	1.03

2000
Fourth (Including Special Items)	$ 219,139	$ (10,836)	$ (11,436)	$ (0.32)
Fourth (Excluding Special Items)	219,139	5,290	(1,706)	(0.05)
Third	261,248	25,735	10,852	0.31
Second	525,248	104,226	57,428	1.62
First	411,898	57,752	29,571	0.83

Quarterly financial data for Peoples Gas was as follows:

			Net Income
	Operating	Operating	Applicable to
Fiscal Quarters	Revenues	Income	Common Stock
	(In Thousands)
2001
Fourth (Including special items)	$ 109,955	$(33,017)	$ (21,000)
Fourth (Excluding special items)	109,955	(6,521)	(5,014)
Third	188,662	22,578	9,268
Second	766,888	89,623	48,698
First	504,391	72,150	38,293

2000
Fourth (Including special items)	$ 128,644	$ (8,760)	$ (9,025)
Fourth (Excluding special items)	128,644	(774)	(3,277)
Third	172,014	23,260	10,720
Second	369,383	82,870	45,635
First	286,528	48,126	25,246

Quarterly financial data for North Shore Gas was as follows:

			Net Income
	Operating	Operating	Applicable to
Fiscal Quarters	Revenues	Income	Common Stock
	(In Thousands)

2001
Fourth (including special items)	$ 18,679	$ 2,418	$ 803
Fourth (excluding special items)	18,679	(718)	(1,089)
Third	31,811	1,872	536
Second	136,247	13,619	7,499
First	87,779	10,750	5,742

2000
Fourth (including special items)	$ 20,998	$ (8,378)	$ (5,694)
Fourth (excluding special items)	20,998	(238)	(783)
Third	27,963	2,264	780
Second	61,224	12,395	6,787
First	47,261	8,297	4,311

Quarterly earnings-per-share amounts are based on the weighted average common shares outstanding for each quarter and, therefore, might not equal the amount computed for the total year.

17: SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

A. Oil and Gas Operations

The following table sets forth revenue and direct cost information relating to the Company's oil and gas exploration and production activities. The Company has no long-term agreements to purchase oil or gas production from foreign governments or authorities.

For Fiscal Year Ended September 30,	2001
(In Thousands)

Oil and gas production revenues (1)	$ 53,988
Operating costs:
Depreciation, depletion,
amortization and impairments	24,114
Lease operating expenses	7,627
Production taxes	5,037
Income tax	1,454
38,232

Results of operations for producing activities
(excluding corporate overhead, general
and administrative costs and financing costs)	$ 15,756
Amortization rate per Mcfe (2)	$ 1.50

(1) Includes hedge losses of $18.7 million.
(2) Amortization rate per Mcfe reflects only depreciation, depletion and amortization (DD&A)
of capitalized costs of proved oil and gas properties.

B. Costs Not Being Amortized

The following table sets forth a summary of oil and gas property costs not being amortized at September 30, 2001, by the year in which such costs were incurred:

For Fiscal Year Ended September 30,	2001
(In Thousands)

Property acquisition costs	$ 4,959
Exploration and development	-

Total	$ 4,959

C. Capitalized Costs Incurred

The following table sets forth the capitalized costs incurred in oil and gas producing activities:

For Fiscal Year Ended September 30,	2001
(In Thousands)

Acquisition of proved properties	$ 111,607
Acquisition of unproved properties	8,711
Exploration	3,944
Development	19,848
Equity investments	3,838
Capitalized interest	-
Property sales	-

Total	$ 147,948

D. Capitalized Costs

The following table sets forth the capitalized costs and associated accumulated DD&A, including impairments, relating to the Company's oil and gas production, exploration and development activities:

For Fiscal Year Ended September 30,	2001
(In Thousands)

Proved properties	$ 232,572
Unproved properties	21,370
Total proved and unproved properties	253,942

Accumulated depreciation, depletion,
amortization and impairments	(42,813)

Net capitalized costs	$ 211,129

E. Oil and Gas Reserve Information

The Company's proved oil and gas reserve quantities are based on estimates prepared by third-party independent engineering consulting firms in conjunction with the Company's engineers, geologists and geophysicists in accordance with guidelines established by the SEC. The Company's estimates of proved reserve quantities of its properties are prepared by Netherland, Sewell & Associates, Inc., Miller and Lents, Ltd. and Prator Bett, L.L.C.

Estimated quantities of proved oil and natural gas reserves and changes in net quantities of proved developed and undeveloped oil and natural gas reserves were as follows:

	Gas (Mcf)	Oil (Bbls)
For Fiscal Year Ended September 30,	2001	2001
(In Thousands)

Total proved reserves:
Beginning balance	61,948	841
Extensions, discoveries and other additions	8,269	144
Production	(13,565)	(410)
Purchase of reserves in-place	61,699	985
Revisions of previous estimates	(2,141)	492
Ending balance	116,210	2,052

Proved Developed Reserves
Beginning of year	55,396	728
End of year	95,729	1,452

Oil and natural gas reserves cannot be measured exactly. Estimates of oil and natural gas reserves require extensive judgments of geologic and reservoir engineering data and are generally less precise than other estimates made in connection with financial disclosures.

Proved reserves are those quantities which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and natural gas reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required.

Assigning monetary values to such estimates, which require extensive judgment, does not reduce the subjectivity and changing nature of such reserve estimates. The uncertainties inherent in the disclosure of oil and gas reserves are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. The information set forth herein is, therefore, subjective and, since judgments are involved, may not be comparable to estimates submitted by other oil and natural gas producers. In addition, since prices and costs do not remain static and no price or cost escalations or de-escalations have been considered, the results are not necessarily indicative of the estimated fair market value of estimated proved reserves nor of estimated future cash flows.

F. Future Net Cash Flows

Future cash inflows are based on year-end spot prices for oil and gas and do not include the effects of hedges. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

The following table sets forth unaudited information concerning future net cash flows for oil and gas reserves, net of income tax expense. Income tax expense has been computed using expected future tax rates and giving effects to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities. This information does not purport to present the fair market value of the Company's oil and gas assets, but does present a standardized measure of value disclosure concerning possible future net cash flows that would result under the assumptions used.

For Fiscal Year Ended September 30,	2001
(In Thousands)

Future cash flows	$ 241,265
Future production and development costs	90,495
Future income tax expense	47,056

Future net cash flows	103,714

Ten percent annual discount for estimated
timing of cash flows	34,507

Standardized measure of discounted future net cash
flows relating to proved oil and natural gas reserves	$ 69,207

Future income tax expense includes the effect of Section 29 tax credits. The future net cash flows before income taxes are $150.8 million and after discounting at 10 percent are $101.3 million.

G. Impact of Pricing

The estimates of cash flows and reserve quantities shown above are based on year-end market prices for oil and gas. Estimates of future liabilities and receivables applicable to oil and gas commodity hedges are not reflected in future cash flows from proved reserves as of the date of the reserve report.

Under the full cost accounting rules of the SEC, the Company reviews the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require pricing future oil and gas production at the unescalated spot price for oil and gas at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded, unless prices recover sufficiently before the date of the auditor's report. Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur in the future. Based on spot prices at September 30, 2001, and including the benefits of financial hedges, the Company would be required to write-down its assets by $22.2 million. If hedges are excluded, the write-down amount would be $53.5 million. However, as of October 26, 2001, commodity prices increased sufficiently to eliminate any write-down.

18: SUBSEQUENT EVENT - Elwood Project Financing

On October 23, 2001, Elwood obtained permanent financing for its peaking facility through a $402 million bond issuance.

The non-recourse senior obligations carry a coupon of 8.159 percent, with the final amortizing principal payment occurring in 2006. The bonds have been rated Baa3 by Moody's and BBB- by Standards and Poor's.

The Company's portion of the proceeds ($194.7 million) will be used to reduce short-term debt.

Under the terms of the financing, Elwood has the option of depositing into a debt service reserve account, in lieu of cash, a guaranty from each of Dominion and the Company in an amount equal to 50 percent of the amount required to be maintained by Elwood in the debt service reserve account. Funds in the debt service reserve account are used only if cash generated from the Elwood project is not sufficient to meet the semi-annual debt service payments. The maximum amount payable by the Company under such guaranty will vary from time to time and currently is $6.2 million.

19: SUBSEQUENT EVENT - Enron Bankruptcy Filing

On December 2, 2001, Enron Corp., Enron and various other subsidiaries of Enron Corp. and Enron filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. The Company's exposure to Enron results from hedging and trading activities and various physical gas purchase, sale, transportation and storage activities.

The Company has certain hedge transactions in place with Enron, primarily hedges that lock in higher future gas prices for its oil and gas production segment. Volumes hedged with Enron total 7,304,000 MMBtu of gas over the period January 2002 through December 2005. Based on market prices on September 30, 2001 and December 7, 2001, these hedge contracts had a mark-to-market value to the Company of $5.4 million and $6.0 million, respectively. If Enron does not perform its obligations under these contracts, the effect from a cash flow perspective would be the same as if the volumes covered by these hedges were not hedged and instead subject to market pricing.

In addition, the Company's 50 percent interest in net accounts receivable owed by Enron and its subsidiaries to the enovate partnership for various trading and wholesale gas transactions is approximately $1.9 million. Enron's bankruptcy has also resulted in a restriction of enovate's trading activities, but management believes that the other aspects of the Company's Midstream Services business associated with physical deliveries will not be materially affected by Enron's bankruptcy.

Other substantial relationships exist between Enron and the Company, Peoples Gas and North Shore Gas in connection with their Gas Distribution and Midstream Services activities. However, management believes that the amounts owed by Enron to the Company, Peoples Gas and North Shore Gas will be offset in all material respects by amounts payable to Enron, so that the net exposure related to these relationships is not material.

Enron supplies Peoples Gas and North Shore Gas under separate gas supply agreements. (See Note 1P.) On December 10, 2001, Peoples Gas and North Shore Gas filed a petition in Enron's bankruptcy case requesting the court to permit the utilities to terminate their contracts with Enron.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10. Directors and Executive Officers of the Company

Information relating to the directors of the Company is set forth under the caption "Information Concerning Nominees for Election as Directors" of the Company's Proxy Statement, to be filed with the SEC on or about December 21, 2001, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 22, 2002. Such information is incorporated herein by reference.

Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company."

Identification of Directors of Peoples Gas and North Shore Gas

Name, principal Occupation,	Age at	Directorship
And Other Directorships	11-30-01	Since

Donald M. Field	52	1998
Executive Vice President of the Company;
President and Chief Operating Officer of
Peoples Gas and North Shore Gas; Director of
Peoples Gas and North Shore Gas

James Hinchliff	61	1985
Senior Vice President and General Counsel
of the Company, Peoples Gas and
North Shore Gas; Director of Peoples Gas
and North Shore Gas

William E. Morrow	45	2000
Executive Vice President of the Company,
Peoples Gas and North Shore Gas; Director
of Peoples Gas and North Shore Gas

Thomas A. Nardi	47	2001
Senior Vice President and Chief Financial Officer
of the Company, Peoples Gas and North Shore Gas;
Director of Peoples Gas and North Shore Gas

Thomas M. Patrick	55	1997
President and Chief Operating Officer of
the Company; Vice Chairman of Peoples Gas and North
Shore Gas; Director of Peoples Gas and North Shore Gas

Richard E. Terry	64	1982
Chairman of the Board and Chief Executive
Officer of the Company, Peoples Gas and
North Shore Gas: Director of Peoples Gas
and North Shore Gas. Mr. Terry is also a
Director of Amsted Industries, Bankmont
Financial Corp. and its subsidiaries, Harris
Bankcorp, Inc. and Harris Trust and Savings Bank.

Identification of Executive Officers of Peoples Gas and North Shore Gas
	Position at	Age at	Position
Name	November 30, 2001	11-30-01	Held Since

Katherine A. Donofrio	Senior Vice President	44	2001

Willard S. Evans, Jr.	Vice President	46	1997

Donald M. Field	President and Chief	52	2001
	Operating Officer

James M. Gabel	Treasurer	45	2000

Joan T. Gagen	Vice President and Controller	50	2001

James Hinchliff	Senior Vice President	61	1989
	General Counsel

John C. Ibach	Vice President	54	1992

Peter H. Kauffman	Assistant General Counsel	55	1998
	And Secretary

William E. Morrow	Executive Vice President	45	2000

Thomas A. Nardi	Senior Vice President and	47	2001
	Chief Financial Officer

Thomas M. Patrick	Vice Chairman	55	2001

Desiree G. Rogers	Senior Vice President	42	2001

Richard E. Terry	Chairman of the Board and	64	1990
	Chief Executive Officer

Charles L. Thompson	Senior Vice President	55	2001

Directors and executive officers of Peoples Gas and North Shore Gas were elected to serve for a term of one year or until their successors are duly elected and qualified.

There are no family relationships among directors and executive officers of Peoples Gas and North Shore Gas.

All of the directors and executive officers of Peoples Gas and North Shore Gas have been continuously employed by the Company and/or its affiliates in various capacities for at least five years, with the exception of Mr. Nardi, Ms. Rogers and Mr. O'Connell. (See Executive Officers of the Company in Part 1 for a description of Mr. Nardi, Ms. Rogers and Mr. O'Connell's past business experience.)

ITEM 11. Executive Compensation

Information relating to executive compensation is set forth under the captions "Executive Compensation" and "Report on Executive Compensation" of the Company's Proxy Statement, to be filed with the SEC on or about December 21, 2001, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 22, 2002. Such information is incorporated herein by reference.

The following tables set forth information for Peoples Gas and North Shore Gas concerning annual and long-term compensation including grants of stock options, SARs and restricted stock awards under the Company's Long-Term Incentive Compensation Plan, paid by the Company and its subsidiaries for services in all capacities during the three fiscal years set forth below, to (i) the Chief Executive Officer and (ii) the four most highly compensated executive officers of Peoples Gas and North Shore Gas other than the Chief Executive Officer. No executive officer's cash compensation paid for services to North Shore Gas exceeded $100,000 other than that of Mr. Terry.

SUMMARY COMPENSATION TABLE
				Long Term Compensation
Annual Compensation				Awards
				Restricted Stock		All Other
Name and				Award (1)(2)	Options/SARs	Compensation
Principal Position	Year	Salary ($)	Bonus($)	($)	(#)	(3)($)

Richard E. Terry	2001	680,000	437,920	397,547	87,600	25,317
Chairman and Chief	2000	650,000	392,000	326,625	73,200	23,400
Executive Officer	1999	618,000	328,200	204,309	30,000	21,321

Thomas M. Patrick	2001	451,300	261,573	220,056	52,000	17,562
Vice Chairman	2000	400,000	249,300	209,625	46,400	14,400
	1999	319,150	171,400	105,836	11,600	11,037

James Hinchliff	2001	303,500	156,363	103,603	25,800	11,304
Senior Vice President	2000	290,400	131,600	99,938	20,000	10,454
and General Counsel	1999	279,200	100,900	57,980	6,400	9,632

Donald M. Field	2001	271,000	139,619	103,603	25,800	10,428
President and Chief	2000	245,300	131,600	99,938	20,000	8,831
Operating Officer	1999	217,117	97,700	57,980	6,400	7,515

William E. Morrow	2001	264,400	200,309	103,603	25,800	10,148
Executive Vice	2000	214,583	103,900	69,939	9,800	8,939
President	1999	178,200	96,700	0	8,000	7,004
  Restricted stock awards are valued at the closing market price as of the date of grant. The total number of restricted shares held by the named executive officers and the aggregate market value of such shares at September 30, 2001 were as follows: Mr. Terry, 26,680 shares, valued at $1,060,797; Mr. Patrick, 14,640 shares, valued at $582,086; Mr. Hinchliff, 7,535 shares, valued at $299,592; Mr. Field, 6,920 shares, valued at $275,139; and Mr. Morrow, 4,975 shares, valued at $197,806. Dividends are paid on the restricted shares at the same time and at the same rate as dividends paid to all shareholders of common stock. Aggregate market value is based on a per share price of $39.76, the closing price of Peoples Energy's stock on the New York Stock Exchange on September 28, 2001.

  Restricted stock awards granted to date vest in equal annual increments over a five-year period. If a recipient's employment with Peoples Gas or North Shore Gas terminates, other than by reason of death, disability, or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. In addition, the Compensation-Nominating Committee (and with respect to the CEO, the Compensation-Nominating Committee, subject to the approval of the nonemployee directors) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the Long-Term Incentive Compensation Plan. Total restricted stock awarded to the named individuals for 1999 constitutes 12,850 shares, of which 2,570 shares vested in 2000; 2,570 shares vested in 2001; 2,570 shares will vest in 2002; 2,570 shares will vest in 2003; and the remaining 2,570 shares will vest in 2004. Total restricted stock awarded to the named individuals for 2000 constitutes 25,225 shares, of which 5,045 shares vested in 2001; 5,045 shares will vest in 2002; 5,045 shares will vest in 2003; 5,045 shares will vest in 2004; and the remaining 5,045 shares will vest in 2005. Total restricted stock awarded to the named individuals for 2001 constitutes 28,900 shares, of which 5,780 shares will vest in 2002; 5,780 shares will vest in 2003; 5,780 shares will vest in 2004; 5,780 shares will vest in 2005; and the remaining 5,780 shares will vest in 2006.

  Peoples Gas and North Shore Gas contributions to the Capital Accumulation Plan accounts of the named executive officers during the above fiscal years. Employee contributions under the plan are subject to a maximum limitation under the Internal Revenue Code of 1986, as amended. Peoples Gas and North Shore Gas pays an employee who is subject to this limitation an additional 60 cents for each dollar that the employee is prevented from contributing solely by reason of such limitation. The amounts shown in the table above reflect, if applicable, this additional payment by Peoples Gas and North Shore Gas.

OPTIONS/SAR GRANTS IN FISCAL 2001

	Individual Grants
		% of Total Options/
	Options/SARs	SARs Granted to	Exercise or		Grant Date
Name and	Granted	Employees in Fiscal	Base Price	Expiration	Present Value
Principal Position	(#) (1)	Year (2)	($/Sh)	Date	($) (3)

Richard E. Terry	87,600	16.5%	32.50	04-Oct-10	311,856
Chairman and Chief
Executive Officer

Thomas M. Patrick	52,000	9.8	32.50	04-Oct-10	185,120
Vice Chairman

James Hinchliff	25,800	4.9	32.50	04-Oct-10	91,848
Senior Vice President
and General Counsel

Donald M. Field	25,800	4.9	32.50	04-Oct-10	91,848
President and Chief
Operating Officer

William E. Morrow	25,800	4.9	32.50	04-Oct-10	91,848
Executive Vice President

  The grant of an Option enables the recipient to purchase Peoples Energy common stock at a purchase price equal to the fair market value of the shares on the date the Option is granted. The grant of an SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Peoples Energy common stock on the date the SAR is exercised over the fair market value of such common stock on the date the SAR was granted. Options or SARs that expire unexercised become available for future grants. Before an Option or SAR may be exercised, the recipient must generally complete 12 months of continuous employment subsequent to the grant of the Option or SAR. Options and SARs may be exercised within 10 years from the date of grant, subject to earlier termination in case of death, retirement, or termination of employment.

  Based on 264,900 Options and 264,900 SARs granted to all employees under Peoples Energy's Long-Term Incentive Compensation Plan during fiscal 2001.

  The Present Value of each option grant used to determine pro forma net income is estimated as of the date of grant using a variation of the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 20.97 percent, dividend yield of 5.1 percent, risk-free interest rate of 5.87 percent, and expected life of three years. The weighted-average fair value of options granted was $3.56 for the year ended September 30, 2001.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 2001

AND FISCAL YEAR-END OPTION/SAR VALUES

	Shares		Number of Unexercised		Value of Unexercised
	Acquired on		Options/SARs at Fiscal		In-the-Money Options/SARs
Name and	(Option/SAR)	Value	Year-End (#)		at Fiscal Year-End ($)
Principal Position	Exercise(#)(1)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard E. Terry	120,000	1,082,057	50,600	87,600	128,952	$635,976
Chairman and Chief
Executive Officer

Thomas M. Patrick	64,400	543,241	6,000	52,000	11,520	377,520
Vice Chairman

James Hinchliff	26,400	253,242	12,400	25,800	30,592	187,308
Senior Vice President
and General Counsel

Donald M. Field	9,200	126,238	35,800	25,800	144,480	187,308
President and Chief
Operating Officer

William E. Morrow	20,200	74,985	0	25,800	144,480	187,308
Executive Vice President

(1) Includes cash-only SARs exercised by named executive officers in the following amounts: Mr. Terry, 60,000; Mr. Patrick, 32,200; Mr. Hinchliff, 13,200; Mr. Field, 4,600 and Mr. Morrow, 10,100.

PENSION PLAN TABLE

	Years of Service
Average Annual
Compensation	20	25	30	35	40

$300,000	113,501	141,877	170,252	189,002	207,752
350,000	133,501	166,877	200,252	222,127	244,002
400,000	153,501	191,877	230,252	255,252	280,252
450,000	173,501	216,877	260,252	288,377	316,502
500,000	193,501	241,877	290,252	321,502	352,752
550,000	213,501	266,877	320,252	354,627	389,002
600,000	233,501	291,877	350,252	387,752	425,252
650,000	253,501	316,877	380,252	420,877	461,502
700,000	273,501	341,877	410,252	454,002	497,752
750,000	293,501	366,877	440,252	487,127	534,002
800,000	313,501	391,877	470,252	520,252	570,252
850,000	333,501	416,877	500,252	553,377	606,502
900,000	353,501	441,877	530,252	586,502	642,752
950,000	373,501	466,877	560,252	619,627	679,002
1,000,000	393,501	491,877	590,252	652,752	715,252
1,050,000	413,501	516,877	620,252	685,877	751,502
1,100,000	433,501	541,877	650,252	719,002	787,752
1,150,000	453,501	566,877	680,252	752,127	824,002
1,200,000	473,501	591,877	710,252	785,252	860,252

The above table illustrates various annual straight-life benefits at normal retirement (age 65) for the indicated levels of average annual compensation and various periods of service, assuming no future changes in the Company's pension benefits. The compensation used in the computation of annual retirement benefits is substantially equivalent to the salary and bonus reported in the Summary Compensation Table. The benefit amounts shown reflect reduction for applicable Social Security benefits.

Average annual compensation is the average 12-month compensation for the highest 60 consecutive months of the last 120 months of service prior to retirement. Compensation is total salary paid to an employee by the Company and/or its affiliates, including bonuses under Peoples Energy's Short-Term Incentive Compensation Plan, pretax contributions under Peoples Energy's Capital Accumulation Plan, pretax contributions under Peoples Energy's Health and Dependent Care Spending Accounts Plan, and pretax contributions for life and health care insurance, but excluding moving allowances, exercise of stock options and SARs, and other compensation that has been deferred.

At September 30, 2001, the credited years of retirement benefit service for the individuals listed in the Summary Compensation Table were as follows: Mr. Terry, 37 years; Mr. Patrick, 25 years; Mr. Hinchliff, 29 years; Mr. Field, 30 years; and Mr. Morrow, 22 years. The benefits shown in the foregoing table are subject to maximum limitations under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Should these benefits at the time of retirement exceed the then-permissible limits of the applicable Act, the excess would be paid by the Company as supplemental pensions pursuant to Peoples Energy's Supplemental Retirement Benefit Plan. The benefits shown give effect to these supplemental pension benefits.

SEVERANCE AGREEMENTS

The Company has entered into separate severance agreements with certain key executives, including each of the executives named in the Summary Compensation Table. The intent of the severance agreements is to assure the continuity of the Company's administration and operations in the event of a Change in Control of the Company (as described below). The severance agreements were developed in accordance with the advice of outside consultants.

The term of each severance agreement is for the longer of 36 months after the date in which a Change in Control of the Company occurs or 24 months after the completion of the transaction approved by shareholders described in (iii) below of the description of a Change in Control. A Change in Control is defined as occurring when (i) the Company receives a report on Schedule 13D filed with the SEC pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, disclosing that any person, group, corporation, or other entity is the beneficial owner, directly or indirectly, of 20 percent or more of the common stock of the Company; (ii) any person, group, corporation or other entity (except the Company or a wholly-owned subsidiary), after purchasing common stock of the Company in a tender offer or exchange offer, becomes the beneficial owner, directly or indirectly, of 20 percent or more of such common stock; (iii) the shareholders of the Company approve (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation, other than a consolidation or merger in which holders of the Company's common stock prior to the consolidation or merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger as immediately before; (b) any consolidation or merger in which the Company is the continuing or surviving corporation, but in which the common shareholders of the Company immediately prior to the consolidation or merger do not hold at least 90 percent of the outstanding common stock of the Company; (c) any sale, lease, exchange or other transfer of all or substantially all of the assets of the Company, except where the Company owns all of the outstanding stock of the transferee entity or the Company's common shareholders immediately prior to such transaction own at least 90 percent of the transferee entity or group of transferee entities immediately after such transaction; or (d) any consolidation or merger of the Company where, after the consolidation or merger, one entity or group of entities owns 100 percent of the shares of the Company, except where the Company's common shareholders immediately prior to such merger or consolation own at least 90 percent of the outstanding stock of such entity or group of entities immediately after such consolidation or merger; or (iv) a change in the majority of the members of the Company's Board of Directors within a 24-month period, unless approved by two-thirds of the directors then still in office who were in office at the beginning of the 24-month period.

Each severance agreement provides for payment of severance benefits to the executive in the event that, during the term of the severance agreement, (i) the executive's employment is terminated by the Company, Peoples Gas or North Shore Gas except for "cause" as defined therein; or (ii) the executive's employment is terminated due to a constructive discharge, which includes (a) a material change in the executive's responsibilities, which change would cause the executive's position with the Company to become of less dignity, responsibility, prestige or scope; (b) reduction, which is more than de minimis, in total compensation; (c) assignment without the executive's consent to a location more than 50 miles from the current place of employment; or (d) liquidation, dissolution, consolidation, merger or sale of all or substantially all of the assets of the Company, Peoples Gas or North Shore Gas unless the successor corporation has a net worth at least equal to that of the Company, Peoples Gas or North Shore Gas and expressly assumes the obligations of the Company under the executive's severance agreement.

The principal severance benefits payable under each severance agreement consist of the following: (i) the executive's base salary and accrued benefits through the date of termination, including a pro rata portion of awards under the Company's STIC Plan; (ii) three times the sum of the individual's base salary, the average of the STIC Plan awards for the prior three years and the value of the LTIC Plan awards in the prior calendar year; and (iii) the present value of the executive's accrued benefits under the Company's Supplemental Retirement Benefits Plan (SRBP) that would be payable upon retirement at normal retirement age, computed as if the executive had completed three years of additional service. In addition, the executive will be entitled to continuation of life insurance and medical benefits for the longer of (a) a period of three years after termination or (b) a period commencing after termination and ending when the executive may receive pension benefits without actuarial reduction, provided that the Company's obligation for such benefits under the severance agreement shall cease upon the executive's employment with another employer that provides life insurance and medical benefits. Each severance agreement also provides that the executive's Options and SARs shall become exercisable upon a Change in Control and that all Options and SARs shall remain exercisable for the shorter of (a) three years after termination or (b) the term of such Options and SARs. Any restricted stock previously awarded to the executive under the LTIC Plan would vest upon a Change in Control if such vesting does not occur due to a Change in Control under the terms of the LTIC Plan. The Company is also obligated under each severance agreement to pay an additional amount to the executive sufficient on an after-tax basis to satisfy any excise tax liability imposed by Section 4999 of the Internal Revenue Code of 1986, as amended. The benefits received by the executive under each agreement are in lieu of benefits under the Company's termination allowance plan and the executive's benefits under the SRBP. Each executive would be required to waive certain claims prior to receiving any severance benefits.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information for the Company relating to this item is set forth under the caption "Share Ownership of Director Nominees, and Executive Officers" of the Company's Proxy Statement, to be filed with the SEC on or about December  21, 2001, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 22, 2002. Such information is incorporated herein by reference.

At December 12, 2001, voting securities of Peoples Gas were beneficially owned as follows:

Title of		Number of	Percent of
Class	Name and Address	Shares Owned	Class
Common Stock	Peoples Energy Corporation
without	130 East Randolph Drive
par value	Chicago, Illinois 60601-6207	24,817,566	100%

At December 12, 2001, voting securities of North Shore Gas were beneficially owned as follows:

Title of		Number of	Percent of
Class	Name and Address	Shares Owned	Class
Common Stock	Peoples Energy Corporation
without	130 East Randolph Drive
par value	Chicago, Illinois 60601-6207	3,625,887	100%

No equity securities of Peoples Gas or North Shore Gas are beneficially owned directly or indirectly by any director or officer of Peoples Gas and North Shore Gas.

Shares of common stock, without par value, of Peoples Energy beneficially owned directly or indirectly by all directors and certain executive officers of Peoples Gas and North Shore Gas and all directors and executive officers of Peoples Gas and North Shore Gas as a group at October 31, 2001, are as follows:

	Shares of Peoples Energy		Percent
	Common Stock Beneficially		Of
Name	Owned at October 31, 2001		Class
Donald M. Field	52,115	(1)(2)	*
James Hinchliff	53,505	(1)(2)	*
William E. Morrow	23,776	(1)(2)	*
Thomas A. Nardi	15,233	(1)(2)	*
Thomas M. Patrick	69,416	(1)(2)	*
Richard E. Terry	165,479	(1)(2)	*
All directors and officers of Peoples Gas and
North Shore Gas as a group, including those
named above (14 in number)	510,903	(1)(2)	1.44

* Percentage of shares beneficially owned does not exceed one percent.

  Includes shares that the following have a right to acquire within 60 days following October 31, 2001, through the exercise of Options granted under the Long-Term Incentive Compensation Plan of the Company: Messrs. Field, 30,800; Hinchliff, 19,100; Morrow, 12,900; Nardi, 12,000; Patrick, 29,000; Terry, 69,100; and all directors and executive officers as a group, 241,200.

  Includes shares of restricted stock awarded under the Long-Term Incentive Compensation Plan of the Company, the restrictions on which had not lapsed as of October 31, 2001, as follows: Messrs. Field, 7,900; Hinchliff, 8,250; Morrow, 6,460; Nardi, 2,325; Patrick, 17,295; Terry, 34,475; and all directors and executive officers as a group, 103,800. Owners of shares of restricted stock have the right to vote such shares and to receive dividends thereon, but have no investment power with respect to such shares until the restrictions thereon lapse.

ITEM 13. Certain Relationships and Related Transactions

None.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
				Page
(a)	1.	Financial Statements:
		See Part II, Item 8.		38
	2.	Financial Statement Schedules:
		Schedule
		Number
		II	Valuation and Qualifying Accounts	104
	3.	Exhibits:
		See Exhibit Index on page 110.

(b)	Reports on Form 8-K filed during the final quarter of fiscal year 2001:

Peoples Energy Corporation
Date of Report - July 27, 2001
Item 9 - Regulation FD Disclosure
Financial Folio

Date of Report - July 27, 2001
Item 5 - Other Events
Conference Call Script

Date of Report - July 27, 2001
Item 5 - Other Events
Conference Call Question and Answer Session

Date of Report - August 6, 2001
Item 5 - Other Events
Press Release (Early Retirement Program)

Schedule II
Peoples Energy Corporation and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 2001

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 24,958	$ 42,136	$ 20,450	$ 46,644

Fiscal Year Ended September 30, 2000

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 22,335	$ 21,028	$ 18,405	$ 24,958

Fiscal Year Ended September 30, 1999

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 23,395	$ 22,268	$ 23,328	$ 22,335

Schedule II

The Peoples Gas Light and Coke Company and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 2001

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 22,821	$ 39,332	$ 18,025	$ 44,128

Fiscal Year Ended September 30, 2000

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 20,990	$ 18,691	$ 16,860	$ 22,821

Fiscal Year Ended September 30, 1999

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 22,613	$ 20,797	$ 22,420	$ 20,990

Schedule II
North Shore Gas Company and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 2001

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 978	$ 1,365	$ 1,002	$ 1,341

Fiscal Year Ended September 30, 2000

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 755	$ 783	$ 560	$ 978

Fiscal Year Ended September 30, 1999

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 705	$ 674	$ 624	$ 755

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES ENERGY CORPORATION

Date: December 13, 2001	By: /s/ RICHARD E. TERRY
Richard E. Terry
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 13, 2001.

/s/ RICHARD E. TERRY	Chairman of the Board and Chief Executive
Richard E. Terry	Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI	Senior Vice President and Chief Financial Officer
Thomas A. Nardi	(Principal Financial Officer)

/s/ THOMAS M. PATRICK	Director
Thomas M. Patrick

/s/ JAMES R. BORIS	Director
James R. Boris

/s/ WILLIAM J. BRODSKY	Director
William J. Brodsky

/s/ PASTORA SAN JUAN CAFFERTY	Director
Pastora San Juan Cafferty

/s/ HOMER J. LIVINGSTON, JR.	Director
Homer J. Livingston, Jr.

/s/ LESTER H. MCKEEVER	Director
Lester H. McKeever

/s/ RICHARD P. TOFT	Director
Richard P. Toft

/s/ ARTHUR R. VELASQUEZ	Director
Arthur R. Velasquez

/s/ JOAN T. GAGEN	Vice President and Controller
Joan T. Gagen	(Principle Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES GAS LIGHT AND COKE COMPANY

Date: December 13, 2001	By: /s/ RICHARD E. TERRY
Richard E. Terry
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 13, 2001.

/s/ RICHARD E. TERRY	Chairman of the Board and Chief Executive
Richard E. Terry	Officer and Director (Principal Executive Officer)

/s/ THOMAS M. PATRICK	Vice Chairman and Director
Thomas M. Patrick

/s/ THOMAS A. NARDI	Senior Vice President and Chief Financial Officer
Thomas A. Nardi	(Principal Financial Officer and Director)

/s/ DONALD M. FIELD	Director
Donald M. Field

/s/ JAMES HINCHLIFF	Director
James Hinchliff

/s/ WILLIAM E. MORROW	Director
William E. Morrow

/s/ JOAN T. GAGEN	Vice President and Controller
Joan T. Gagen	(Principle Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE GAS COMPANY

Date: December 13, 2001	By: /s/ RICHARD E. TERRY
Richard E. Terry
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 13, 2001.

/s/ RICHARD E. TERRY	Chairman of the Board and Chief Executive
Richard E. Terry	Officer and Director (Principal Executive Officer)

/s/ THOMAS M. PATRICK	Vice Chairman and Director
Thomas M. Patrick

/s/ THOMAS A. NARDI	Senior Vice President and Chief Financial Officer
Thomas A. Nardi	(Principal Financial Officer and Director)

/s/ DONALD M. FIELD	Director
Donald M. Field

/s/ JAMES HINCHLIFF	Director
James Hinchliff

/s/ WILLIAM E. MORROW	Director
William E. Morrow

/s/ JOAN T. GAGEN	Vice President and Controller
Joan T. Gagen	(Principle Accounting Officer)

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX

The exhibits listed below are filed herewith and made a part hereof:
Exhibit
Number	Description of Document
10(a)	Confidentiality and Employee Agreement between the Company and James M. Luebbers dated as of September 30, 2001.
10(b)	Confidentiality and Severance Agreement between the Company and James M. Luebbers dated as of September 30, 2001.
10(c)	Directors Deferred Compensation Plan, as amended, dated December 1, 1999.
12	Statement re: Computation of Ratio of Earnings to Fixed charges for The Company, Peoples Gas and North Shore Gas.
21	Subsidiaries of the Registrant
23(a)	Arthur Andersen LLP consent to incorporate report by reference in Registration Statement Nos. 2-82760, 33-6369, 333-17701, 33-63193 and 333-09993 for the Company.
23(b)	Arthur Andersen LLP consent to incorporate report by reference in Registration Statement No. 33-60256 for North Shore Gas.
23(c)	Netherland, Swell and Associates, Inc., consent to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 33-63193 and 333-09993
23(d)	Miller and Lents, Ltd. consent to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 33-63193 and 333-09993
23(e)	Prator Bett, L.L.C. consent to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 33-63193 and 333-09993
99	Form 11-K for the Employee Stock Purchase Plan of the Company for the fiscal year ended September 30, 2001.
(b)

Exhibits listed below have been filed heretofore with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

3(a)

Articles of Incorporation of the Company, as amended on March 3, 1995 (The Company - Form 10-K for the fiscal year ended September 30, 1995, Exhibit 3(b)); Articles of Incorporation of Peoples Gas, as amended on April 24, 1995 (Peoples Gas - Form 10-K for fiscal year 1995, Exhibit 3(b)); Articles of Incorporation of North Shore Gas, as amended on April 24, 1995 (North Shore Gas - Form 10-K for fiscal year 1995, Exhibit 3(b))

3(b)

By-Laws of the Company dated February 22, 2001 (The Company - Form 10-Q for the quarter ended March 31, 2001, Exhibit 3(b); By-Laws of Peoples Gas dated April 15, 1999 (Peoples Gas - Form 10-Q for the quarter ended June 30, 1999, Exhibit 3(b)); By-Laws of North Shore Gas dated August 31, 1997 (North Shore Gas - Form 10-K for the fiscal year ended September 30, 1997, Exhibit 3(b)).

4(a)	Indenture dated as of January 18, 2001 from the Company to Bank One Trust Company National Association (The Company - Form 10-Q for the quarter ended March 31, 2001, Exhibit 4(a)).
4(b)

The Peoples Gas Light and Coke Company First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by The Peoples Gas Light and Coke Company (Peoples) by Indenture dated March 1, 1928 (Peoples - May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (Peoples - Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (Peoples - Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (Peoples - File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of August 15, 1967 (Peoples - File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (Peoples - File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated as of October 1, 1984 (Peoples - Form 10-K for fiscal year ended September 30, 1984, Exhibit 4-3); Supplemental Indentures dated March 1, 1985, (Peoples - Form 10-K for fiscal year ended September 30, 1985, Exhibits 4-1, 4-2, and 4-3, respectively); Supplemental Indenture dated May 1, 1990 (Peoples - Form 10-K for the fiscal year ended September 30, 1990, Exhibit 4); Supplemental Indenture dated as of April 1, 1993 (Peoples - Form 8 dated as of May 5, 1993, Exhibit 1); Supplemental Indentures dated as of December 1, 1993 (Peoples - Form 10-Q for the quarterly period ended December 31, 1993, Exhibits 4(a) and 4(b)); Supplemental Indenture dated June 1, 1995. (Peoples - Form 10-K for fiscal year ended September 30, 1995.) Supplemental Indenture dated as of June 1, 1995 (Peoples - Form 10-K for the fiscal year ended September 30, 1995.) Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series GG of Peoples Gas, effective March 1, 2000 (Peoples Energy - Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(a), Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series HH of Peoples Gas, effective March 1, 2000 (Peoples Energy - Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(b), Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series II of Peoples Gas, effective March 1, 2000 (Peoples Energy - Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(c), Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series JJ of Peoples Gas, effective March 1, 2000 (Peoples Energy - Form 10-K for fiscal year ended September 30, 2000, Exhibit 4(d),

4(c)

North Shore Gas Company (North Shore) Indenture, dated as of April 1, 1955, from North Shore to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (North Shore - File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (North Shore - File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (North Shore - Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Tenth Supplemental Indenture dated as of November 1, 1990 (North Shore - Form S-3 Registration Statement No. 33-37332, Exhibit 4b); Eleventh Supplemental Indenture dated as of October 1, 1992 (North Shore - Form 10-K for the fiscal year ended September 30, 1992, Exhibit 4); and Twelfth Supplemental Indenture dated as of April 1, 1993 (North Shore - Form 8-K dated April 23, 1993, Exhibit 4); Supplemental Indenture dated December 1, 1998 (North Shore Gas - Form 10-Q for the quarter ended March 31, 1999, Exhibit 4).

10(d)

ETS Service Agreement between Peoples Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); FSS Service Agreement between Peoples Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); Firm Transportation Service Agreement Under Rate Schedule FT between Peoples Gas and Trunkline Gas Company, dated as of April 1, 1995. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); Quick Notice Transportation Service Agreement Under Rate Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); Quick Notice Transportation Service Agreement Under Rate Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); ETS Service Agreement between North Shore Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); FSS Service Agreement between North Shore Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); Firm Transportation Service Agreement under Rate Schedule FTS-1 between Peoples Gas and ANR Pipeline Company, dated as of September 20, 1995. (The Company and Peoples Gas - Form 10-K for fiscal year ended Firm Transportation Service Agreement under Rate Schedule FTS-1 between North Shore Gas and ANR Pipeline Company, dated as of October 25, 1995. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1996, Exhibit 10); Guaranty by Peoples Energy Corporation to Northern Border Pipeline Company, dated July 25, 1997. (The Company - Form 10-K for fiscal year ended September 30, 1997, Exhibit 10); Guaranty by Peoples Energy Corporation to Northern Border Pipeline Company, dated August 1, 1997. (The Company - Form 10-K for fiscal year ended September 30, 1997, Exhibit 10); Firm Gas Transportation Agreement Under Rate Schedule FT-A or FT-G between Peoples Gas and Midwestern Gas Transmission Company, dated November 1, 1998. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended December 31, 1998, Exhibit 10); Firm Gas Transportation Agreement Under Rate Schedule FT-A or FT-G between North Shore Gas and Midwestern Gas Transmission Company, dated November 1, 1998. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended December 31, 1998, Exhibit 10); Rate Schedule QNT Quick Notice Transportation Service Agreement between Peoples Gas and Trunkline Gas Company, dated November 1, 1998. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended December 31, 1998, Exhibit 10); U.S. Shippers Service Agreement between Peoples Gas and Northern Border Pipeline Company, dated August 14, 1997. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); U.S. Shippers Service Agreement between Peoples Gas and Northern Border Pipeline Company, dated October 27, 1997. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); Storage Rate Schedule DSS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); Storage Rate Schedule NSS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); Transportation Rate Schedule FTS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); Transportation Rate Schedule FTS LN/NB Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); U.S. Shippers Service Agreement between North Shore Gas and Northern Border Pipeline Company, dated August 14, 1997. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); Transportation Rate Schedule FTS Agreement between North Shore Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10); FTS-1 Service Agreement between North Shore Gas and ANR Pipeline Company, dated May 28, 1998. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit 10). ETS Service Agreement between Peoples Gas and ANR Pipeline Company, dated July 16, 1999. (The Company - Form 10-K for fiscal year ended September 30, 1999, Exhibit 10); Firm Gas Transportation Agreement Under Rate Schedule FT-A or FT-G between Peoples Gas and Midwestern Gas Transmission Company, dated November 1, 1999. (The Company - Form 10-K for fiscal year ended September 30, 1999, Exhibit 10); NNS Service Agreement between North Shore Gas and ANR Pipeline Company, dated July 16, 1999. (The Company - Form 10-K for fiscal year ended September 30, 1999, Exhibit 10); ETS Service Agreement between North Shore Gas and ANR Pipeline Company, dated July 16, 1999. (The Company - Form 10-K for fiscal year ended September 30, 1999, Exhibit 10); FTS-1 Service Agreement between North Shore Gas and ANR Pipeline Company, dated July 16, 1999. (The Company - Form 10-K for fiscal year ended September 30, 1999, Exhibit 10); Gas Purchase and Agency Agreement By and Between Peoples Gas and Enron North America Corp., dated September 16, 1999. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended December 31, 1999, Exhibit 10); Transportation Rate Schedule FTS Agreement between Natural Gas Pipeline Company of America and Peoples Gas Amendment No. 2 dated September 9, 1999. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended December 31, 1999, Exhibit 10); Gas Purchase and Agency Agreement By and Between North Shore Gas and Enron North America Corp., dated September 16, 1999. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended December 31, 1999, Exhibit 10); Transportation Rate Schedule FTS Agreement between Natural Gas Pipeline Company of America and North Shore Gas Amendment No. 2 dated September 9, 1999. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended December 31, 1999, Exhibit 10); Amendment to Transportation Agreement between Trunkline Gas Company and Peoples Gas dated March 31, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended March 31, 2000, Exhibit 10); Rate Schedule FS Flexible Storage Service Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas dated April 1, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended March 31, 2000, Exhibit 10); Transportation Rate Schedule EFT Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas, dated April 1, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended March 31, 2000, (Exhibit 10); Transportation Rate Schedule EFT Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas dated April 1, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended March 31, 2000, (Exhibit 10); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated February 25, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Storage Rate Schedule NSS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 7, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 16, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 27, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 31, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 5, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 5, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Amendment to Transportation Rate Schedule DSS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 17, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 28, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated May 4, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated May 4, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Exchange Agreement By and Between CoEnergy Trading Company and Peoples Gas, dated June 28, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit 10); Delivery and Redelivery Services Contract By and Between Engage Energy US, LP. And Peoples Gas, dated July 1, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit 10); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated February 25, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit 10); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated February 25, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit 10); Storage Rate Schedule DSS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated March 9, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit 10); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated March 16, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit 10); Amendment to Transportation Rate Schedule FTS Agreement by and Between Natural Gas Pipeline Company of America and North Shore Gas, dated May 1, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit 10), Amendment to QNT Agreement between Peoples Gas and Trunkline Gas Company, dated April 1, 2000, (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10),.Amendment to ETS Agreement between Peoples Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to FTS-1 Agreement between Peoples Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to FSS Agreement between Peoples Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), NNS Service Agreement between Peoples Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), FTS-1 Service Agreement between Peoples Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Credit Agreement between Peoples Gas and ABN Amro Bank N.V., dated September 29, 2000, (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to ETS Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and North Shore Gas- Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to FTS-1 Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to FSS Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000 (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to FTS-1 Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to ETS Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000 (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to FTS-1 Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), ETS Service Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10); Firm Transportation Agreement by and between North Shore Gas and Northern Illinois Gas Company dated October 22, 2000 (The Company and North Shore Gas - Form 10-Q for the quarter ended December 31, 2000, Exhibit 10).

10(e)	Guaranty by Peoples Energy Corporation to Engage Energy US, L.P., dated October 1, 1999, (The Company - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10).
10(f)	Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and Peoples Gas, as Tenant (Peoples Gas - Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10).
10(g)	Service Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy Corporation (The Company - Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10).
10(h)

Short-Term Incentive Compensation Plan of the Company, as amended on December 7, 1994 (Company - Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10); Executive Deferred Compensation Plan of the Company, effective October 1, 1994 (Company - Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10); Trust Under Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, Part A and Part B, of the Company, effective September 25, 1995. (The Company - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10); Long-Term Incentive Compensation Plan, dated February 25, 2000 (The Company - Form 10-Q for the quarterly period ended March 31, 2000, Exhibit 10); Directors Stock and Option Plan effective December 1, 1999, (The Company - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10).

10(i)

Credit Agreement between the Company and ABN Amro Bank N.V., dated March 10, 2000 (The Company - Form 10-Q for the quarter ended December 31, 2001, Exhibit 10); Credit Agreement between the Company and ABN Amro Bank N.V. dated March 10, 2000 (The Company - Form 10-Q for the quarter ended December 31, 2001, Exhibit 10).

21	Subsidiaries of Peoples Gas and North Shore Gas (Peoples Gas and North Shore Gas - Form 10-K for the fiscal year ended September 30, 1998, Exhibit 21).