Form 10-K
period 2002-09-30
NORTH SHORE GAS CO /IL/; PEOPLES GAS LIGHT & COKE CO; PEOPLES ENERGY CORP
filed 2002-12-13
CIK 110101, 77388, 77385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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

State the aggregate market value of the voting stock held by non-affiliates of the registrants:

Peoples Energy Corporation	Approximately $1.3 billion computed on the basis of the closing market price of $35.99 for a share of Common Stock on November 29, 2002.

The Peoples Gas Light and Coke Company	None.

North Shore Gas Company	None.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Peoples Energy Corporation	Common Stock, without par value, 35,563,358 shares outstanding at November 30, 2002

The Peoples Gas Light and Coke Company	Common Stock, without par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation) at November 30, 2002

North Shore Gas Company	Common Stock, without par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation) at November 30, 2002

This combined Form 10-K is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies. The Peoples Gas Light and Coke Company and North Shore Gas Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I(2).

Documents Incorporated by Reference

	Document	Part of Form 10-K

Peoples Energy Corporation	Portions of the Company's Notice of Annual Meeting and Proxy Statement to be filed on or about December 27, 2002	Part III

The Peoples Gas Light and Coke Company	None

North Shore Gas Company	None

Peoples Energy Corporation

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED SEPTEMBER 30, 2002

PART I

ITEM 1. Business

GENERAL

Peoples Energy Corporation (the Company) is solely a holding company and does not engage directly in any business of its own. Income is derived principally from the Company's utility subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas). The Company also derives income from its other subsidiaries, Peoples Energy Resources Corp. (Peoples Energy Resources), Peoples Energy Services Corporation (Peoples Energy Services), Peoples Energy Production Company (Peoples Energy Production), Peoples District Energy Corporation (Peoples District Energy), Peoples Energy Ventures, LLC (Peoples Energy Ventures) and Peoples NGV Corp. (Peoples NGV). The Company and its subsidiaries had 2,479 employees at September 30, 2002. (See Note 2 of the Notes to Consolidated Financial Statements.)

The Company was incorporated in 1967 under the Illinois Business Corporation Act and has its principal executive offices at 130 East Randolph Drive, Chicago, Illinois 60601-6207 (Telephone 312-240-4000). Its business activities are segregated into six segments.

1. GAS DISTRIBUTION SEGMENT

Principal Products and Markets

The Gas Distribution segment is the Company's core business. Its two regulated utilities (Peoples Gas and North Shore Gas) purchase, store, distribute, sell and transport natural gas to approximately one million customers through a 6,000-mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois. The customer base includes residential, commercial and industrial retail sales and transportation accounts which provides a broad foundation with no reliance on any particular group of customers.

For fiscal 2002 and on September 30, 2002, the Gas Distribution segment accounted for 72.0 percent of operating revenues, 91.9 percent of operating and equity investment income and 86.9 percent of segment capital assets.

Peoples Gas was formed in 1855 and had 2,123 employees at September 30, 2002. It has approximately 850,000 residential, commercial and industrial retail sales and transportation customers within the City of Chicago (City).

North Shore Gas was formed in 1900 and had 217 employees at September 30, 2002. It has approximately 150,000 residential, commercial and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in northeastern Illinois.

The basic marketing plans of Peoples Gas and North Shore Gas are to maintain their existing shares in traditional market segments, which include space-heating, water heating, clothes drying and cooking. They also seek opportunities emerging from changes in the utility environment and technological equipment advances for new, expanded or current natural gas applications, including cogeneration, prime movers, microturbines, natural gas-fueled vehicles and natural gas air-conditioning. North Shore Gas' service territory has potential for expansion through increasing population density.

Competition

Starting in 2002, all customers have the opportunity to choose a gas supplier. The utilities make their income on the transportation of natural gas and continue to transport the gas that customers choose to purchase from a competitor. Competition in varying degrees exists between natural gas and other fuels or forms of energy available to consumers in the Midwest and the utilities' respective service territories. The utilities do have a natural monopoly on the distribution of natural gas within their areas as discussed in the "Importance of Regulatory Environment" section.

Current Sources and Availability of Natural Gas

Peoples Gas and North Shore Gas have each entered into various long-term and short-term firm gas supply contracts. When used in conjunction with contract peaking and contract storage, Peoples Gas' company-owned storage and the peak-shaving facilities of the utilities, such supply is deemed sufficient to meet current and foreseeable peak and annual market requirements.

Although the Company believes North American gas supply to be sufficient to meet current and prospective United States market demands, it is unable to quantify or otherwise make specific representations regarding national supply availability and the cost of that supply.

The following tabulation shows the expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 2002-2003 heating season for Peoples Gas and North Shore Gas:

	Peoples Gas		North Shore Gas
	Design Peak-Day	Year of	Design Peak-Day	Year of
	Availability	Contract	Availability	Contract
Source	(MDth)	Expiration	(MDth)	Expiration
Firm pipeline supply	380	2003-2008	57	2003-2008
Firm citygate supply	145	2003	35	2003
Liquefied petroleum gas	0		40
Peaking Service:
Peoples Energy Resources	60		0
Storage gas:
Contract	543	2003-2006	160	2003-2004
Peoples-Manlove	993		63
Customer-owned	324		59
Total expected design
Peak-day availability	2,445		414

Peoples Gas and North Shore Gas forecast maximum peak day demands of 2,381 MDth and 403 MDth, respectively.

The sources of gas supply (including gas transported for customers) in MDth for Peoples Gas and North Shore Gas for the three years ended September 30, 2002, 2001and 2000 were as follows:

	Peoples Gas			North Shore Gas
	2002	2001	2000	2002	2001	2000
Gas purchases	118,186	129,737	123,774	23,436	26,414	24,100
Liquefied petroleum gas produced	115	4	4	24	1	2
Customer-owned gas received	80,208	89,516	86,738	10,971	10,280	11,366
Underground storage-net	515	1,080	(1,804)	(6)	27	(36)
Exchange gas-net	(1,538)	2,758	(455)	-	-	(765)
Purchased storage compressor fuel,
Company use, franchise requirements,
and unaccounted-for gas	(6,338)	(9,972)	(3,371)	(960)	(630)	48
Total	191,148	213,123	204,886	33,465	36,092	34,715

Effective April 1, 2002, Occidental Energy Marketing, Inc. acquired from Enron North America Corporation (Enron) gas supply agreements with Peoples Gas and North Shore Gas under which the utilities purchase a substantial amount of their supplies. (See Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A), Other Matters - Enron Bankruptcy Filing.) The Company believes the utilities have contracted for adequate gas to meet supply needs for fiscal 2003.

Importance of Regulatory Environment

Influence of Regulation. Peoples Gas and North Shore Gas are authorized, by statute and/or certificates of public convenience and necessity, to conduct operations in the territories they serve. In addition, these subsidiaries operate under franchises and license agreements granted to them by the municipalities they serve. Peoples Gas holds a perpetual, nonexclusive franchise to serve the City of Chicago. North Shore Gas' franchises with municipalities within its service territory are of various terms and expiration dates.

Absent extraordinary circumstances, potential competitors are barred from constructing competing gas distribution systems in the utility subsidiaries' service territories by a judicial doctrine known as the "first in the field" doctrine. In addition, the high cost of installing duplicate distribution facilities would render the construction of a competing system impractical.

A substantial portion of the gas that Peoples Gas and North Shore Gas deliver to their customers consists of gas that the subsidiaries' customers purchase directly from producers and marketers rather than from the utilities. These direct customer purchases have little effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales.

A pipeline may seek to provide transportation service directly to end-users. Such direct service by a pipeline to an end-user would bypass the local distributor's service and reduce the distributor's earnings. No Peoples Gas customers have been lost to bypass service; only one end-user in North Shore Gas' service territory is served directly by a pipeline supplier. Both utility subsidiaries have a bypass rate approved by the Illinois Commerce Commission (Commission), which allows the utilities to renegotiate rates with customers that are potential bypass candidates.

Both Federal and State governments have legislation that provides for additional funding for assistance to low-income energy users, including customers of the Company's utility subsidiaries. The state legislation creates a fund, financed by charges to electric and gas customers of public utilities, participating municipal utilities and electric co-ops, which supplements currently available federal energy assistance.

Impact on Sales and Rates. Peoples Gas and North Shore Gas sell natural gas having an average heating value of approximately 1,000 Btus per cubic foot.* Sales are made and service rendered by Peoples Gas and North Shore Gas pursuant to rate schedules on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge, to recover the costs incurred by Peoples Gas and North Shore Gas to purchase, transport and store gas supplies. The level of the Gas Charge under both subsidiaries' rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, gains, losses and costs incurred under its hedging program, purchased storage service costs, transportation charges and liquefied petroleum gas costs. In addition, under the tariffs of Peoples Gas and North Shore Gas, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refundable to or recoverable from customers. (See Note 1L of the Notes to Consolidated Financial Statements.)

Legislation and Regulation at State Level. Peoples Gas and North Shore Gas are subject to the jurisdiction of and regulation by the Commission, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois. These include rates and charges, issuance of securities, services and facilities, systems of accounts, investments, safety standards, transactions with affiliated interests and other matters.

Legislation and Regulation at Federal Level. The Company is a holding company as defined in the Public Utility Holding Company Act of 1935 (1935 Act). By Order entered on December 6, 1968 (Holding Company Act Release No. 16233), the Securities and Exchange Commission (SEC), pursuant to Section 3(a)(1) of the 1935 Act, exempted the Company and its subsidiary companies as such from the provisions of the 1935 Act, other than Section 9(a)(2) thereof.

Most of the gas distributed by Peoples Gas and North Shore Gas is transported to the utilities' distribution systems by interstate pipelines. The pipelines' services (transportation and storage service) are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See "Sales and Rates" and "Current Gas Supply".)

Under United States Department of Transportation regulations, the Commission is responsible for monitoring Peoples Gas' and North Shore Gas' safety compliance program for its pipelines under 49 CFR Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards) and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

In November 2002, the United States Congress enacted the Pipeline Safety Improvement Act of 2002, which is expected to be signed into law by the President. The Act makes numerous changes to pipeline safety law, the most significant of which is the requirement that operators of pipeline facilities implement written integrity management programs. Such programs must include a baseline integrity assessment of each of an operator's transmission facilities that must be completed within 10 years after enactment of the legislation. Peoples Gas owns and operates 429 miles of pipelines subject to this requirement and North Shore Gas owns and operates 95 miles of pipelines subject to this requirement. Implementation of this legislation is not expected to have a material adverse effect on the financial condition or operations of Company.

* All volumes of natural gas set forth in this report relating to the Company's gas distribution segment are stated on the billing basis of 1,000 Btu per cubic foot.

(100 cubic feet = 1 therm; 10 therms = 1 Dekatherm - Dth; 1,000 Dekatherms = 1 MDth)

Seasonality

The business of the Company's utility subsidiaries is influenced by seasonal weather conditions because a large element of the subsidiaries' customer load consists of space heating. Therefore, weather-related deliveries can have a significant positive or negative impact on net income. (For discussion of the effect of the seasonal nature of gas revenues on cash flow, see MD&A - Liquidity and Capital Resources in Item 7.)

During fiscal 2002, the Gas Distribution segment recorded 60 percent of their revenues from November through March. This revenue included the effect of the Company's weather insurance policy.

Practices relating to working capital

The seasonality of revenues causes the timing of collections to be concentrated from January through June. A portion of the winter gas supply needs is typically purchased and stored from April through November . Also, planned maintenance and the capital spending on the gas distribution facilities is concentrated in April through November. Because of these timing differences, the cash flow from customers is likely to be supplemented with temporary increases of short-term commercial paper during the late summer and fall. Short-term debt is then reduced over the January through June period.

Effects of Environmental Legislation

The Company and its subsidiaries are subject to federal and state environmental laws. Peoples Gas and North Shore Gas are conducting environmental investigations and remedial work at the sites of former manufactured gas plant operations. (See Note 5A of the Notes to Consolidated Financial Statements.) In 1994, North Shore Gas received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado. North Shore Gas does not believe that it has liability for the response costs, but cannot determine the matter with certainty. (See Note 5B of the Notes to Consolidated Financial Statements.)

2. POWER GENERATION SEGMENT

The Power Generation segment, through Peoples Energy Resources, is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. Currently, the Company has an ownership interest in two electric generation facilities. The Company and Dominion Energy, Inc. (Dominion) are equal investors in Elwood Energy L.L.C. (Elwood), which owns and operates a 1,400-megawatt peaking facility near Chicago, Illinois. The plant capacity has been sold through long-term contracts with Exelon Generation Company, LLC (Exelon), Engage Energy America LLC (Engage) and Aquila, Inc., (Aquila). Due to the structure of these contracts and the fact that Elwood is a peaking facility, the majority of Elwood's revenues and the Company's equity earnings in this investment are recognized in the Company's third and fourth fiscal quarters. Peoples Energy Resources is also a 30 percent owner of Southeast Chicago Energy Project, LLC (SCEP), a 350-megawatt peaking facility on Chicago's southeast side. Power generated by SCEP is sold through a long-term contract with Exelon and revenue is recognized evenly throughout the year.

Peoples Energy Resources is also involved in developing two greenfield power generation projects in the western United States. The two projects, which are in the early stages of development, are located in New Mexico and Oregon. The proposed project in New Mexico is a 280-megawatt gas-fired peaking facility. The proposed Oregon project is a 1,150-megawatt gas-fired combined cycle facility located near Klamath Falls, Oregon, near the California-Oregon Border trading hub.

The investments in the New Mexico and Oregon facilities have been limited to permitting work and buying land and water options. No major equipment will be ordered or purchased until Peoples Energy Resources has a high degree of confidence that a long-term offtake agreement with a creditworthy customer is feasible.

Peoples Energy Resources continues to evaluate opportunities to acquire power generation assets in the Midwest region that would be a strategic addition to its portfolio.

Under the 1935 Act, an exempt wholesale generator (EWG) is exempt from being deemed a public utility for purposes of the 1935 Act and no company will become a holding company under the 1935 Act as a result of owning an interest in an EWG. To qualify as an EWG, an entity must be engaged exclusively in the business of owning or operating an eligible facility and selling electricity at wholesale. An eligible facility is a generating facility used solely to produce electricity exclusively for sale at wholesale. Elwood was first certified as an EWG by FERC in 1999 and SCEP was first certified as an EWG by FERC in 2002.

Air quality regulations of the United States Environmental Protection Agency (EPA) and the Illinois Environmental Protection Agency (IEPA) in accordance with the federal Clean Air Act and the Clean Air Act Amendments of 1990 require permits to construct and operate certain emission sources and impose restrictions on the emission of certain pollutants, including sulfur dioxide and nitrogen oxide. Elwood and SCEP are currently in compliance with these permitting requirements.

The 1990 Amendments require the reduction of sulfur dioxide emissions from electric generating utilities to reduce acid rain. Elwood and SCEP comply with the sulfur dioxide emission limitations by purchasing sulfur dioxide allowances. Illinois has adopted regulations requiring reductions in nitrogen oxide emissions to begin in 2004. Elwood and SCEP will comply with these reductions by purchasing any necessary nitrogen oxide emission allowances from the allowance market.

Now pending in the United States Congress are "multi-pollutant" legislative proposals that would require additional reductions in emissions of nitrogen oxide, sulfur dioxide and mercury. Some of these proposals also include reductions in carbon dioxide and other so-called "greenhouse gases." Management is unable at this time to evaluate which proposals may take effect and the impact, if any, of such legislation.

Illinois has enacted "multi-pollutant" legislation that establishes a rulemaking process that could lead to emission reduction requirements for nitrogen oxide, sulfur dioxide and mercury from certain electric generating units such as Elwood and SCEP and authorizes IEPA to establish a voluntary program for reducing greenhouse gas emissions. IEPA has not promulgated regulations implementing this legislation. Accordingly, management is not able to evaluate the impact, if any, of the legislation.

Both Elwood and SCEP are public utilities under the Federal Power Act and subject to the jurisdiction of FERC with respect to wholesale electric rates and other matters. Elwood has received authority from FERC to make wholesale sales of electricity at market-based rates. The FERC's order, as is customary with market-based rate schedules, reserves the right to revoke Elwood's market-based rate authority if it is subsequently determined that Elwood or its affiliates possess excessive market power.

SCEP filed with FERC on June 5, 2002, a cost-based rate wholesale power sales agreement with Exelon in FERC Docket No. ER02-2017-000. FERC accepted the agreement for filing on August 12, 2002.

3. MIDSTREAM SERVICES SEGMENT

Peoples Energy Resources manages the Midstream Services segment which is engaged in wholesale activities that provide services to marketers, utilities, pipelines and gas-fired power generation facilities. This segment is focused on the Midwest by providing value added asset-based supply and services and is capitalizing on the reliability of hard assets and the strength of the Company's balance sheet to assure performance.

Peoples Energy Resources also owns a natural gas liquids peaking facility and has several contractual assets of pipeline transportation into the midwest region which enables it to engage in other asset-based wholesale activities.

Peoples Gas owns and operates a natural gas hub. Hub growth is occurring through physical enhancements such as pipeline interconnections and new and innovative hub services. Hub activity is recorded as part of Midstream Services' results due to the nature of its service to wholesalers.

Peoples Energy Resources and Enron Midwest LLC, a subsidiary of Enron were equal partners in enovate L.L.C. (enovate), which engaged in a comprehensive wholesale business for the Chicago marketplace including marketing and trading. Enron filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code on December 2, 2001. Subsequently, the Company acquired Enron Midwest's 50 percent interest in enovate and ceased operations under this entity. (See MD&A - Other Matters - Enron Bankruptcy Filing.)

All remaining physical and contractual obligations of enovate have been transferred to Peoples Energy Resources and the Company continues to fulfill these obligations. Peoples Energy Resources is currently operating its wholesale business.

Currently, Peoples Energy Resources' ongoing business is to focus on asset-based marketing of natural gas with financial trading used to optimize physical asset positions.

Like many nonpipeline sellers, Peoples Energy Resources is authorized by the FERC to sell gas for resale at negotiated rates. The FERC conferred this authority in a rulemaking (Order 547), and Peoples Energy Resources did not need to seek specific approval to make sales for resale at negotiated rates. The FERC does not regulate the sales rates, nor are there any reporting requirements associated with these sales.

4. RETAIL ENERGY SERVICES SEGMENT

Peoples Energy Services primarily manages the Retail Energy Services segment. The three-year data for this segment is not indicative of current or future operations because of the start-up nature of the businesses. The segment continuously showed improvement over the last three years with fiscal year 2002 being the first year showing a profit. Moderate growth is expected for future operations.

The Retail Energy Services segment provides gas, electricity and energy management services, including energy alternatives, to industrial, commercial and residential customers regionally within Illinois. Residential customer choice became available in Illinois during the period of March through May 2002, for both gas and electricity services. Results from two subsidiaries of Peoples Energy Ventures are also included in this segment but are not significant contributors to the segment results.

The Retail Energy Services segment's operating income can be influenced by seasonal weather conditions. Although margins per unit do not vary materially month-to-month, total margin can be impacted by usage. In addition, revenue sensitive items such as customer accounts receivable balances are typically impacted when natural gas or electric prices increase as certain products of the segment are tied to an index. However, some risk to accounts receivables and reserves for uncollectible accounts is mitigated because of fixed price products. The quarterly results of operations and balances should not be considered indicative of the year as a whole.

Peoples Energy Services is one of the largest nonutility energy marketers in the northern Illinois retail energy marketplace. Currently, large competitors are not entering the Northern Illinois service area and smaller marketers may be forced out due to Commission certification requirements. At September 30, 2002 there were 14 competitors in the commercial and industrial segment and five competitors in the residential segment. The competitive landscape has continued to change in the past year as major competitors focused on maintaining market share rather than aggressive growth.

5. OIL AND GAS PRODUCTION SEGMENT

The Oil and Gas Production segment, through Peoples Energy Production, is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. Business is pursued through direct ownership interests in oil, gas and mineral leases. Peoples Energy Production also has a 30 percent equity investment in EnerVest Energy, L.P. (EnerVest), which develops and manages a portfolio of oil and gas producing properties. Peoples Energy Production's primary focus is on natural gas, with growth coming from low-to-moderate-risk drilling opportunities and acquisition of proved reserves with upside potential, which can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by Peoples Energy Production qualify for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. The Section 29 income tax credits are computed based on units of production, and recorded to income as earned. These credits are scheduled to expire December 31, 2002.

Competition in acquiring oil and gas leases and producing properties in the Company's targeted onshore basins is substantial. Competitors include the major oil companies, as well as many independents, some of which have significantly greater resources. In order to grow the current asset base, replace and expand reserves, and increase operating income, the Company must select and acquire from third parties, quality producing properties and prospects for future drilling. The Company has no control over the timing of when these opportunities may become available. When available, the Company believes that it has the ability to evaluate opportunities quickly and to acquire properties without a financing contingency, which may give it a competitive advantage.

Extensive federal, state and local laws govern oil and natural gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. The costs of such compliance have not been material to Peoples Energy Production to date. These laws, rules and regulations affect the Company's operations, as well as the oil and gas exploration and production industry in general. The Company believes that it is in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Oil and Gas Production segment.

6. OTHER SEGMENT

Peoples District Energy is involved in district heating and cooling as a partner in Trigen-Peoples District Energy Company (Trigen-Peoples). This and certain business development activities do not fall under the above segments and are reported in the Other segment. Also included are results from Peoples NGV which has developed fueling stations for natural gas vehicles. Peoples NGV has exited a partnership relating to this business, but continues to operate company-owned refueling stations. No growth from this business is anticipated.

7. CORPORATE AND ADJUSTMENTS

Corporate activities that support the business segments, as well as consolidating adjustments, are included in Corporate and Adjustments.

ITEM 2. Properties

1. GAS DISTRIBUTION SEGMENT

All of the principal plants and properties of Peoples Gas and North Shore Gas have been maintained in the ordinary course of business and are believed to be in satisfactory operating condition. The distribution facilities serve the City and other areas in northeastern Illinois. Peoples Gas owns and operates an underground gas storage reservoir and a liquefied natural gas plant at Manlove Field located in central Illinois. Peoples Gas also owns a natural gas pipeline that connects Manlove Field and six major interstate pipelines to and from Chicago. The underground storage reservoir also serves North Shore Gas under a contractual arrangement. General properties include a substantial investment in office and service buildings, garages, repair shops and motor vehicles, together with the equipment, tools and fixtures necessary to conduct utility business. Peoples Gas' main office facility is leased.

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

Substantially all of the physical properties now owned or hereafter acquired by Peoples Gas or North Shore Gas are subject to (a) the first-mortgage lien of each utility's respective mortgage to U.S. Bank Trust National Association, as Trustee, to secure each utility's respective outstanding first mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.

2. POWER GENERATION SEGMENT

Substantially all of the real and personal property of Elwood is subject to the first mortgage lien of the Indenture to Bank One National Association, as Trustee, to secure Elwood's senior secured bonds. The real and personal property of SCEP is not subject to any liens.

Peoples Energy Resources also is involved in developing two power projects in the western United States. At this time, Peoples Energy Resources holds options to purchase land in New Mexico and Oregon where the facilities may be located.

Peoples Energy Resources' headquarters are located in leased office space in Chicago

3. MIDSTREAM SERVICES SEGMENT

Peoples Gas owns and operates a natural gas hub in the Chicago area. Peoples Energy Resources owns and operates a natural gas liquids peaking facility and approximately 44 miles of six inch and eight inch pipeline which is used to buy and sell refinery fuel gas within the Chicago marketplace.

4. RETAIL ENERGY SERVICES SEGMENT

The Retail Energy Services segment does not own material tangible properties. Its primary assets are its customer service contracts and accounts. It's headquarters are located in leased office space in Chicago.

5. OIL AND GAS PRODUCTION SEGMENT

Peoples Energy Production owns working interests in numerous oil and gas leases located in various areas of Texas, Louisiana, New Mexico, Arkansas, Oklahoma and North Dakota. The Company operates a number of the Texas and Louisiana properties. The Company's major operated properties are the Alvarado and North La Reforma fields located in Starr and Hidalgo Counties, Texas, and a portion of the East White Point field located in San Patricio County, Texas (East White Point). As of September 30, 2002, the Company operated approximately 48 percent of it's proved reserves. (See Note 18 of the Notes to Consolidated Financial Statements.)

Peoples Energy Production leases office space in Houston, Texas.

6. CORPORATE AND OTHER SEGMENTS

Trigen-Peoples owns a district heating and cooling facility near downtown Chicago. Substantially all of the real and personal property of Trigen-Peoples is subject to a security interest granted to The Prudential Insurance Company of America (Prudential), its successors and assigns with respect to Trigen-Peoples senior term notes, which is nonrecourse debt to the Company. Prudential holds a security interest in the shares of Peoples District Energy owned by the Company in connection with the Trigen-Peoples nonrecourse financing.

Peoples Energy does not own material tangible properties except through its subsidiaries. Its primary assets are its investment holdings in its subsidiaries. The Company leases office space in Chicago from Peoples Gas.

ITEM 3. Legal Proceedings

See Note 5 of the Notes to Consolidated Financial Statements.

The Company is involved in various other claims and legal actions arising out of the normal course of business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names, ages and positions of the executive officers of the Company. Executive officers were elected to serve for a term of one year or until their successors are duly elected and qualified.

	Age at
Name	11/30/2002	Position with the Company

Katherine A. Donofrio	45

Senior Vice President (Business Services) of the Company (2001). Ms. Donofrio is also Senior Vice President of Peoples Gas and North Shore Gas (2002). Prior to becoming Senior Vice President, Ms. Donofrio was Vice President of Utility Rates, Marketing and Business Development (1997). Prior to that she was Director of Regulatory Services (1996). Ms. Donofrio has been an employee of the Company and/or its subsidiaries since 1978.

Willard S. Evans, Jr.	47

Vice President (Information Technology Services) of the Company (2001). Mr. Evans is also Vice President of Peoples Gas and North Shore Gas (1997). Prior to becoming Vice President, Mr. Evans was Director of Customer Relations. Prior to that he served as the District Superintendent of Distribution Central. Mr. Evans has been an employee of the Company and/or its subsidiaries since 1977.

Donald M. Field	53

Executive Vice President (1998) of the Company. Mr. Field is also President, Chief Operating Officer (2001) and Director (1998) of Peoples Gas and North Shore Gas. Prior to becoming Executive Vice President, Mr. Field was Vice President of Gas Operations of both utility subsidiaries. Mr. Field has been an employee of the Company and/or its subsidiaries since 1971.

James Hinchliff	62

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

Linda M. Kallas	43

Assistant Vice President and Controller (2002) of the Company. Ms. Kallas is also Assistant Vice President and Controller (2002) of Peoples Gas and North Shore Gas. Prior to becoming Assistant Vice President, Ms. Kallas was Assistant Controller (2000). Ms. Kallas has been an employee of the Company and/or its subsidiaries since 1981.

Peter H. Kauffman	56

Assistant General Counsel and Secretary (1998) of the Company. Mr. Kauffman is also Assistant General Counsel and Secretary of Peoples Gas and North Shore Gas (1998). Mr. Kauffman has been an employee of the Company and/or its subsidiaries since 1972.

	Age at
Name	11/30/2002	Position with the Company

William E. Morrow	46

Executive Vice President of the Company (2000). Mr. Morrow is also Executive Vice President (2001) and Director (2000) of Peoples Gas and North Shore Gas and President of Peoples Energy Resources (2000). Prior to becoming Executive Vice President, Mr. Morrow was Vice President (1999) of the Company and its utility subsidiaries. Prior to that Mr. Morrow was Vice President of Gas Supply (1996). Mr. Morrow has been an employee of the Company and/or its subsidiaries since 1979.

Thomas A. Nardi	48

Senior Vice President, Chief Financial Officer and Treasurer (2001) of the Company. Mr. Nardi is also Senior Vice President, Chief Financial Officer and Treasurer and Director of Peoples Gas and North Shore Gas (2002). Prior to becoming Senior Vice President, Mr. Nardi was President of Peoples Energy Services (2000). Mr. Nardi has been an employee of the Company and/or its subsidiaries since 2000. Prior to working for the Company, Mr. Nardi was employed by Arthur Andersen (1976-1981) and Nicor Inc. (1981-2000).

Kevin J. O'Connell	56

Vice President (Corporate Planning and Development) of the Company (2000). Prior to becoming Vice President of the Company, Mr. O'Connell was Vice President of Peoples Energy Ventures (1997). Mr. O'Connell has been an employee of the Company and/or its subsidiaries since 1997. Prior to working for the Company, Mr. O'Connell was an employee of MidCon Corporation.

Thomas M. Patrick	56

Chairman, President and Chief Executive Officer (2002) and Director (1998) of the Company. Mr. Patrick is also Chairman of the Board and Chief Executive Officer of Peoples Gas and North Shore Gas (2002). Prior to becoming Chairman, Mr. Patrick was President and Chief Operating Officer (1998) of the Company and its subsidiaries and Vice Chairman (2001) of both utility subsidiaries. Mr. Patrick has been an employee of the Company and/or its subsidiaries since 1976.

Judith L. Pokorny	49

Assistant Vice President and Chief Risk Officer of the Company (2000). Prior to becoming Assistant Vice President, Ms. Pokorny was Director, Trading Risk Management (1997). Ms. Pokorny has been an employee of the Company since 1997. Prior to working for the Company, Ms. Pokorny was an employee of MidCon Corporation (1982-1997).

Desiree G. Rogers	43

Senior Vice President (Marketing and Communications) of the Company (2001). Ms. Rogers is also Senior Vice President of Peoples Gas and North Shore Gas (2001). Prior to becoming Senior Vice President, Ms. Rogers was Chief Marketing and Communications Officer of the Company (2000). Ms. Rogers has been an employee of the Company and/or its subsidiaries since 1997. Prior to working for the Company, Ms. Rogers was the Director of the Illinois State Lottery (1991-1997).

	Age at
Name	11/30/2002	Position with the Company

Douglas M. Ruschau	44

Vice President (Finance) of the Company (2002). Mr. Ruschau is also Vice President of Peoples Gas and North Shore Gas (2002). Mr. Ruschau became an employee of the Company in 2002. Prior to working for the Company, Mr. Ruschau was employed by Nicor Inc. (1980-2002).

Rodrigo A. Sierra	42

Vice President (Corporate Communications) of the Company (2002). Before rejoining Peoples Energy, Mr. Sierra was deputy mayoral press secretary to Chicago Mayor Richard M. Daley (1999-2002). He was manager of Corporate Communications for the Company (1998-1999). Prior to that, he served as assignment editor and reporter for WGN Radio (1990-1998).

PART II

ITEM 5. Market for the Company's Common Stock and Related Stockholder Matters

The common stock of the Company is listed on the New York Stock, Chicago Stock and Pacific Stock Exchanges (trading symbol: PGL). At November 30, 2002, there were 21,550 registered shareholders.

The common stock price range and dividends declared per common share by quarters for fiscal 2002 and 2001 were as follows:

Fiscal	Stock Price			Dividends
Quarters	High	Low	Close	Declared

2002
Fourth	$ 37.97	$ 27.80	$ 33.69	$ 0.52
Third	40.45	36.05	36.46	0.52
Second	39.98	35.25	39.38	0.52
First	42.94	35.40	37.93	0.51

2001
Fourth	$ 40.75	$ 34.35	$ 39.76	$ 0.51
Third	42.30	37.80	40.20	0.51
Second	44.63	35.88	38.87	0.51
First	46.94	31.75	44.75	0.50

ITEM 6. Selected Financial Data
Peoples Energy Corporation
(In Thousands, except per-share amounts)

			Restated
For fiscal years ended September 30,	2002		2001		2000		1999		1998
Operating revenues	$1,482,534		$2,270,218		$1,417,533		$1,194,381		$1,132,728
Net income	$ 89,071	(1)	$ 96,939	(2)	$ 82,942	(3)	$ 89,316	(4)	$ 79,394
Diluted earnings per share	$ 2.51	(1)	$ 2.74	(2)	$ 2.34	(3)	$ 2.52	(4)	$ 2.25
Total assets	$2,727,649		$2,982,881		$2,490,870		$2,095,707		$1,904,453
Capitalization:
Long-term debt	$ 554,014		$ 644,308		$ 419,663		$ 521,734		$ 516,604
Short-term debt	$ 377,871	(5)	$ 607,454	(6)	$ 568,215		$ 129,000		$ 19,300	(7)
Common equity	$ 806,324		$ 798,614		$ 770,260		$ 765,381		$ 741,332
Cash dividends declared per share	$ 2.07		$ 2.03		$ 1.99		$ 1.95		$ 1.91

Peoples Gas and Light

For fiscal years ended September 30,	2002		2001		2000		1999		1998

Operating revenues	$ 913,523		$1,569,896		$ 956,609		$ 851,515		$ 907,520
Net income	$ 77,818	(1)	$ 75,259	(2)	$ 73,576	(3)	$ 78,217	(4)	$ 68,378
Total assets	$1,964,509		$2,039,204		$1,800,696		$1,631,053		$1,589,442
Capitalization:
Long-term debt	$ 175,000		$ 250,000		$ 250,000		$ 452,000		$ 452,000
Short-term debt	$ 375,146	(5)	$ 402,000	(5)	$ 345,775		$ 15,990		$ 19,300	(7)
Common equity	$ 635,886		$ 620,630		$ 605,955		$ 598,400		$ 582,519

North Shore Gas Company

For fiscal years ended September 30,	2002		2001		2000		1999		1998

Operating revenues	$ 156,734		$ 274,516		$ 157,446		$ 135,720		$ 144,206
Net income	$ 12,921		$ 14,580	(2)	$ 6,184	(3)	$ 12,492		$ 12,986
Total assets	$ 282,091		$ 273,026		$ 265,125		$ 261,804		$ 251,263
Capitalization:
Long-term debt	$ 54,014		$ 69,308		$ 69,663		$ 69,734		$ 64,604
Short-term debt	$ 17,210	(5)	$ -		$ 7,375		$ -		$ -
Common equity	$ 102,483		$ 100,694		$ 94,091		$ 96,899		$ 94,777

(1) Includes a $0.29 per share charge ($10.3 million) related to Peoples Gas' adjustment to its reserve for uncollectible accounts.
(2) Includes $0.41 per share net charges ($14.7 million for the Company, $16.0 million charge for Peoples Gas and $1.9 million credit for North Shore Gas) related to the Company's special retirement program, reversal of the reserve for mercury-
related costs, and an adjustment to its reserve for uncollectible accounts.
(3) Includes $0.27 per share charges ($9.7 million for the Company, $4.8 million charge for Peoples Gas and $4.9 million charge for North Shore Gas) related to the Company's mercury investigation and remediation program.
(4) Includes a $0.22 per share credit ($7.8 million) related to the elimination of the decommissioning reserve associated with the 1995 retirement of its synthetic natural gas plant.
(5) Includes $90.0 million of long-term debt maturities ($75.0 million for Peoples Gas and $15.0 million for North Shore Gas) due in fiscal 2003 and $202.0 million of long-term maturities on Peoples Gas classified as short-term debt due to tender provisions.
(6) Includes $100.0 million of long-term debt maturities due in fiscal 2002 and $202.0 million of long-term maturities on Peoples Gas classified as short-term due to tender provisions.
(7) Includes $10.4 million of long-term debt maturities due in fiscal 1999 for the Company and Peoples Gas.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Summary

Results for fiscal 2002 reflect a special charge to increase the reserve for uncollectible accounts, as described below. Results for fiscal years 2001 and 2000 reflect the restatement for the impact of the change in the accounting method for oil and gas properties from the full cost method to the successful efforts method (see Note 1H of the Notes to Consolidated Financial Statements). The previous periods also reflect the impact of other special items described below.

Fiscal 2002 net income decreased to $89.1 million, or $2.51 per share, compared to $96.9 million, or $2.74 per share, in the fiscal 2001 period. Before the impact of the special items in fiscal years 2002 and 2001, net income for fiscal 2002 decreased to $99.3 million, or $2.80 per share, compared to $111.6 million, or $3.15 per share, in the previous period. The decrease in fiscal year results was largely due to the negative impact of weather that was 16 percent warmer than fiscal 2001 and lower pension credits (a noncash item) and equity investment income, which together more than offset the benefits of lower operating costs in the Gas Distribution segment and lower interest expense. The Company's weather insurance policy offset approximately 25 percent of the negative impact of weather.

Fiscal 2001 net income increased to $96.9 million, or $2.74 per share, compared to $82.9 million, or $2.34 per share, in fiscal 2000. Before the impact of the special items in fiscal years 2001 and 2000, net income for fiscal 2001 increased to $111.6 million, or $3.15 per share, compared to $92.7 million, or $2.62 per share, in the previous period. The increase was mainly a result of increased earnings from the Gas Distribution segment, which benefited from colder weather, reduced depreciation expense and from an increase in pension credits. Partially offsetting these effects was an increase in the utilities' provision for uncollectible accounts due to unusually cold weather and higher natural gas prices. Also having a positive effect on fiscal 2001 earnings was continued growth from the diversified energy businesses and an increase in miscellaneous interest income, partially offset by an increase in interest expense.

During the third quarter of fiscal 2002, Peoples Gas recorded a special charge of $17.0 million, or $.29 per share, to increase the reserve for utility uncollectible accounts. Despite an aggressive collection program, receipts from customers with balances over 150 days past due had not improved as much as anticipated. The additional charge will not materially affect the Company's liquidity. The reserve for uncollectible accounts remains an estimate and additional adjustments may be required depending on the level of success of ongoing credit and collection activities. (See Note 7 of the Notes to Consolidated Financial Statements.)

During the fourth quarter of fiscal 2001, Peoples Gas adjusted its reserve for uncollectible accounts by recording a special charge of $8.5 million, or $.14 per share, to reflect collection experience at that time related to the extremely high gas costs associated with the winter of 2000/2001.

In August 2001, Peoples Gas and North Shore Gas announced a special retirement program, which was offered to nonunion employees. Of the 170 employees eligible to retire, 131 employees accepted the offer. As a result, a one-time charge of $26.1 million, or $.45 per share, was recorded to reflect the additional pension expense impact of these early retirements. This adjustment primarily affected the Gas Distribution segment with approximately $1.0 million reflected as corporate activity. This charge reflected the cost of enhancing the benefits for the retirees. Benefits were paid from the pension trust assets and therefore had no impact on operating cash flow. (See Note 9 of the Notes to Consolidated Financial Statements.)

During the fourth quarter of fiscal 2000, the Company recorded $16.1 million, or $0.27 per share, in the Gas Distribution segment in total anticipated costs for the mercury inspection and remediation program. This program was completed in the fourth quarter of fiscal 2001 and the remaining reserve of $10.3 million ($.18 per share) was reversed.

The total impact on earnings of these special items is shown in the following table:

(In Millions, except earnings per share)	Pretax Impact	After-tax Impact	Earnings Per Share Impact
2002	($17.0)	($10.3)	($.29)
2001	($24.3)	($14.7)	($.41)
2000	($16.1)	($ 9.7)	($.27)

Income Variations

The following tables summarize net income variances before and including special items:

	Fiscal Year
	2002			2001
	Before Special	Special	As Reported	Before Special	Special	As Reported	Increase /
(In Thousands)	Item	Item(1)	(GAAP)	Items	Items(1)	(GAAP)	(Decrease)(2)
Operating and Equity
Investment Income:
Gas Distribution	$184,313	$(17,000)	$167,313	$201,722	$(23,360)	$178,362	$(17,409)
Power Generation	10,065	-	10,065	19,946	-	19,946	(9,881)
Midstream Services	12,802	-	12,802	18,016	-	18,016	(5,214)
Retail Energy Services	1,549	-	1,549	(3,007)	-	(3,007)	4,556
Oil and Gas Production	16,142	-	16,142	19,130	-	19,130	(2,988)
Other	(777)	-	(777)	(880)	-	(880)	103
Corporate and Adjustments	(24,949)	-	(24,949)	(25,489)	(999)	(26,488)	540
Total Operating and Equity
Investment Income	199,145	(17,000)	182,145	229,438	(24,359)	205,079	(30,293)
Other Income and (Expense)	9,686	-	9,686	15,317	-	15,317	(5,631)
Interest Expense	56,439	-	56,439	72,051	-	72,051	(15,612)
Income Taxes	53,064	(6,743)	46,321	61,035	(9,663)	51,372	(7,971)
Income before Cumulative Effect of
Change in Accounting Principle	99,328	(10,257)	89,071	111,669	(14,696)	96,973	(12,341)
Cumulative Effect of Accounting
Change, net of tax	-	-	-	(34)	-	(34)	34
Net Income	$99,328	$(10,257)	$89,071	$111,635	$(14,696)	$96,939	$(12,307)

	Fiscal Year
	2001			2000
	Before Special	Special	As Reported	Before Special	Special	As Reported	Increase /
(In Thousands)	Items	Items(1)	(GAAP)	Item	Item (1)	(GAAP)	(Decrease) (2)
Operating and Equity
Investment Income:
Gas Distribution	$201,722	$(23,360)	$178,362	$179,523	$(16,126)	$163,397	$22,199
Power Generation	19,946	-	19,946	11,487	-	11,487	8,459
Midstream Services	18,016	-	18,016	10,368	-	10,368	7,648
Retail Energy Services	(3,007)	-	(3,007)	(4,165)	-	(4,165)	1,158
Oil and Gas Production	19,130	-	19,130	3,477	-	3,477	15,653
Other	(880)	-	(880)	(607)	-	(607)	(273)
Corporate and Adjustments	(25,489)	(999)	(26,488)	(12,704)	-	(12,704)	(12,785)
Total Operating and Equity
Investment Income	229,438	(24,359)	205,079	187,379	(16,126)	171,253	42,059
Other Income and (Expense)	15,317	-	15,317	5,803	-	5,803	9,514
Interest Expense	72,051	-	72,051	52,919	-	52,919	19,132
Income Taxes	61,035	(9,663)	51,372	47,592	(6,397)	41,195	13,443
Income before Cumulative Effect of
Change in Accounting Principle	111,669	(14,696)	96,973	92,671	(9,729)	82,942	18,998
Cumulative Effect of Accounting
Change, net of tax	(34)	-	(34)	-	-	-	(34)
Net Income	$ 111,635	$ (14,696)	$ 96,939	$ 92,671	$ (9,729)	$ 82,942	$ 18,964

Notes:

  See Management's Discussion and Analysis of Results of Operations and Financial Condition - Summary Section, for a discussion of the special items.
  Comparisons between periods are calculated before special items.

Gas Distribution Segment

The Company's core business is the distribution of natural gas. Peoples Gas and North Shore Gas purchase, store, distribute, sell and transport natural gas to approximately one million customers through a 6,000-mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois. The customer base includes residential, commercial and industrial retail sales and transportation accounts, and provides a broad foundation with no reliance on any particular group of customers. The Company also owns a storage facility in central Illinois and a pipeline that connects the storage facility and six major interstate pipelines to Chicago.

Revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers. In a normal gas price environment, the unit cost of gas does not have a significant direct effect on operating income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1L of the Notes to Consolidated Financial Statements.) However, significant changes in gas costs can materially affect the reserve for uncollectible accounts and working capital needs.

The following table sets forth net margin and degree day statistics for the Gas Distribution segment.

Gas Distribution Statistics

	For the Fiscal Years Ended			Variations
Net Margin	September 30,			Fiscal Year	Fiscal Year
(In Thousands)	2002	2001	2000	2002 vs. 2001	2001 vs. 2000

Total Operating Revenues	$ 1,067,297	$ 1,835,427	$ 1,116,141	$ (768,130)	$ 719,286
Less: Gas Costs	463,844	1,158,851	506,162	(695,007)	652,689
Revenue Taxes	112,187	167,110	117,030	(54,923)	50,080
Environmental Costs Recovered	6,620	6,606	2,093	14	4,513
Net Margin Before Tax	$ 484,646	$ 502,860	$ 490,856	$ (18,214)	$ 12,004

Gas Distribution Deliveries (MDth):
Gas Sales
Residential
Heating	110,001	124,328	114,412	(14,327)	9,916
Non-heating	3,321	3,208	3,402	113	(194)
Commercial	17,345	19,350	18,974	(2,005)	376
Industrial	3,570	4,043	4,003	(473)	40
Total Gas Sales	134,237	150,929	140,791	(16,692)	10,138

Transportation
Residential	21,605	24,186	23,206	(2,581)	980
Commercial	42,724	44,531	40,896	(1,807)	3,635
Industrial	26,047	29,569	34,708	(3,522)	(5,139)
Total Transportation	90,376	98,286	98,810	(7,910)	(524)

Total Gas Distribution Deliveries	224,613	249,215	239,601	(24,602)	9,614

Margin per Dth Delivered	$ 2.16	$ 2.02	$ 2.05	$ 0.14	$ (0.03)

Degree Days as a Percent of Normal *	88	104	86

* Normal degree days for fiscal years 2002 and 2001 (6,427) are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999. Normal degree days for fiscal 2000 (6,536) are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1961-1990.

Gas Distribution segment variations are primarily the result of Peoples Gas and North Shore Gas activity. Operating revenues also include the impact of the Company's weather insurance policy ($8.7 million), which is recorded by Peoples Energy directly.

The comparisons below are before the impact of the special items for all periods.

In 2002, revenues for Peoples Gas decreased $661.2 million compared to 2001 due mainly to weather that was 16 percent warmer than the previous period and the lower unit cost of gas. Operating income decreased $25.8 million as a result of lower gas delivery volumes resulting from the effect of the warmer weather and from lower pension credits ($19.1 million). Partially offsetting these effects was a reduction in the ongoing provision for uncollectible accounts ($13.3 million) associated with significantly lower current period revenues.

In 2001, revenues for Peoples Gas increased $614.8 million compared to 2000 due mainly to the higher unit cost of gas ($516.0 million) and higher gas deliveries resulting from weather that was 19 percent colder than the prior period offset, in part, by customer conservation due to the higher gas costs. Operating income increased $30.8 million to $178.7 million due primarily to the effects of colder weather and reductions in depreciation expense ($14.1 million) resulting from revised depreciation rates. Also having a positive impact on operating income were lower outside services expense ($5.4 million) as well as from an increase in pension credits ($6.0 million). Partially offsetting these positive results was an increase in the provision for uncollectible accounts ($11.4 million).

In 2002, revenues for North Shore Gas decreased $117.8 million compared to 2001 due primarily to weather that was 16 percent warmer than the previous period and the lower unit cost of gas. Operating income decreased $2.5 million as a result of lower gas delivery volumes resulting from the affects of warmer weather and from lower pension credits ($1.9 million).

In 2001, revenues for North Shore Gas increased $117.1 million compared to 2000 due mainly to the higher unit cost of gas ($101.4 million) and higher gas delivery volumes due to weather that was 19 percent colder than the prior year, partially offset by customer conservation resulting from higher gas costs. Operating income increased $4.0 million to $26.7 million due mainly to the weather effect. Also affecting operating income was a reduction in depreciation expense ($2.3 million) resulting from revised depreciation rates, partially offset by an increase in the provision for uncollectible accounts ($0.6 million).

Power Generation Segment

The Power Generation segment, through Peoples Energy Resources, is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. Currently, the Company has an ownership interest in two electric generation facilities. The Company and Dominion Energy, Inc. (Dominion) are equal investors in Elwood, which owns and operates a 1,400-megawatt peaking facility near the City of Chicago. Power generated by Elwood is sold through long-term contracts with Exelon, Engage and Aquila. The Company has also made an investment in SCEP, a partnership with Exelon. The Company has a 30 percent interest in SCEP, which owns and operates a 350-megawatt facility. Commercial operations began in July 2002.

Revenue recognition for the Elwood facility is based on contract provisions which assign higher value to summer capacity. The majority of Elwood's annual capacity revenues are recognized in the June to September period, resulting in operating losses in the first and second quarters. Revenue recognition by SCEP is on a straight-line basis based on contract provisions.

Elwood closed a $402 million nonrecourse bond financing on October 23, 2001. (See Note 16 of the Notes to Consolidated Financial Statements.)

In 2002, operating and equity investment income decreased $9.8 million mainly due to the inclusion in this year's results of interest expense associated with Elwood's bond financing. In the prior year, the interim financing costs for this project were reflected as corporate interest expense. The inclusion of this cost significantly reduced equity investment income from Elwood by $16.5 million. Last year's results also benefited from a gain on the liquidation of financial hedges associated with Elwood's gas supply requirements ($4.0 million). Adjusting for the financing and hedge impacts, operating and equity investment income increased significantly due to Elwood's first full year of operation with its expanded facilities, which became commercially operable in June 2001 ($5.9 million), and from the site-development income and start up of operations at SCEP, which began commercial operations in July 2002 ($5.6 million). These benefits were somewhat offset by higher development expenses related to the pursuit of new power projects.

In 2001, operating and equity investment income increased $8.5 million to $19.9 million. The increase was due mainly to additional equity investment income resulting from the completion of the 750-megawatt Phase II expansion of Elwood ($5.3 million) and a gain on the liquidation of financial hedges associated with Elwood's gas supply requirements ($4.0 million). Effective March 1, 2001, the power sales contracts on the Phase I Elwood units were restructured to essentially eliminate Elwood's fuel price risk. These effects were partially offset by higher development expenses related to the pursuit of new power projects ($1.1 million).

Moody's Investors Service and Standard & Poor's Ratings Services recently downgraded Aquila's senior unsecured debt rating to below investment grade. As a result of Aquila's credit rating downgrades, Aquila has posted letters of credit equal to six months of capacity payments for the benefit of Elwood. In the event Aquila does not fulfill its payment obligations or terminates its power sales tolling agreements and Elwood cannot make adequate alternate arrangements, Elwood could suffer a revenue shortfall or an increase in its costs that could adversely affect the ability of Elwood to fully perform its obligations under the indenture related to its outstanding bonds. If Elwood is adversely affected by the failure of Aquila to make payments under its power sales agreements, the Company may receive substantially reduced or no investment income from Elwood. At this time, the Company cannot determine whether or to what extent Aquila's failure to pay Elwood would result in a material adverse effect on the Company. (See Note 4 of the Notes to Consolidated Financial Statements.)

Midstream Services Segment

The Midstream Services segment is engaged in wholesale activities that provide services to marketers, utilities, pipelines and gas-fired power generation facilities in the upper Midwest. Peoples Energy, through Peoples Gas, owns and operates a natural gas hub. It also owns and operates, through Peoples Energy Resources, a natural gas liquids peaking facility. Peoples Energy Resources and Enron Midwest were equal partners in enovate, which engaged in a comprehensive wholesale business for the Chicago marketplace. Enron filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code on December 2, 2001. Subsequently, the Company acquired Enron Midwest's 50 percent interest in enovate and discontinued partnership operations. (See Other Matters - Enron Bankruptcy Filing.)

Revenues for fiscal 2002 increased $61.0 million. Revenues for fiscal 2001 compared to fiscal 2000 remained flat. In previous periods, enovate income was reported as equity investment income. From late March 2002 until the dissolution of enovate in September 2002, 100 percent of enovate's sales were recorded in revenues.

In fiscal 2002, operating and equity investment income decreased $5.2 million compared to fiscal 2001, due to a reduction in income from enovate ($8.2 million) which benefited from extraordinary market volatility in 2001 and from a decline in wholesale activities ($2.9 million). Offsetting these effects, in part, was an increase in operating income from hub activity ($5.3 million) which experienced a record year due primarily to strong seasonal pricing differentials.

In fiscal 2001, operating and equity investment income increased $7.6 million to $18.0 million, resulting from equity investment income from enovate ($11.3 million), which benefited from extraordinary price volatility in the natural gas marketplace. Offsetting this effect was a decrease in peaking activities ($1.5 million) and earnings recognized in fiscal 2000 from a pipeline construction project ($2.2 million).

The following table summarizes operating statistics for the Midstream Services segment:

	For the Fiscal Year Ended September 30,
	2002	2001	2000
Hub volumes delivered (MDth)	24,551	19,679	19,805
Number of hub customers	31	31	23

Retail Energy Services Segment

The Retail Energy Services segment provides energy, including energy alternatives, to industrial, commercial and residential customers regionally within Illinois. Residential customer choice for Illinois became available during the period of March through May 2002, for both gas and electricity.

Revenues for fiscal 2002 decreased $88.7 million due to a decline in natural gas commodity prices. Revenues for fiscal 2001 increased $114.3 million due to higher natural gas commodity prices and from increased electricity sales. Margins in the Retail Energy Services segment are dependent on various factors such as the regulatory environment, commodity pricing and competitive factors, making revenue statistics an unreliable indicator of results.

In fiscal 2002, operating income increased $4.5 million resulting from higher margin ($5.1 million), partially offset by a slight increase in operating expenses. Volume was slightly up due to warmer weather and power prices remained constant resulting in increased margin from sales contracts that include a price-swing-risk mitigation factor. Additionally, the prior year included short-term electric margin losses from fixed price sales backed by seasonally priced supply.

Fiscal 2001 operating results reflect an operating loss of $3.0 million, an improvement of $1.2 million over the prior period loss of $4.2 million. The improvement is a result of higher margin ($2.0 million) offset, in part, by higher operating expenses. The year-to-year comparison was negatively affected by a $1.5 million gain on the sale of excess inventory in fiscal 2000.

The following table summarizes operating statistics for Peoples Energy Services, the main contributor to the Retail Energy Services segment:

	For the Fiscal Year Ended September 30,
(In Thousands, except customers)	2002	2001
Gas sales sendout (Dth)	36,182	45,402
Number of gas customers	10,383	12,700
Electric sales sendout (Mwh)	854	751
Number of electric customers	1,005	1,080

Oil and Gas Production Segment

The Oil and Gas Production segment, through Peoples Energy Production, is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. Business is pursued through direct ownership interests in oil, gas and mineral leases. Peoples Energy Production also has an equity investment in EnerVest ($27.0 million), which develops and manages a portfolio of oil and gas producing properties. Peoples Energy Production's primary focus is on natural gas, with growth coming from low-to-moderate-risk drilling opportunities and acquisition of proved reserves with upside potential, which can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by Peoples Energy Production qualify for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. The Section 29 income tax credits are computed based on units of production and recorded to income as earned. These credits are scheduled to expire December 31, 2002.

In the first quarter of fiscal 2002, the Company elected to change its method of accounting for oil and gas properties from the full cost method to the successful efforts method. All prior year results have been restated accordingly. (See Note 1H of the Notes to Consolidated Financial Statements.) The pretax income effect in fiscal 2001 and 2000 was a reduction in operating income of $126,000 ($81,000 after tax) and $5.6 million ($3.5 million after tax), respectively. The total effect of the restatement on years prior to fiscal 2000 resulted in a decrease in operating income of $5.4 million ($3.3 million after tax).

In June 2002, the Company acquired an interest and operated position in East White Point. The reserves acquired, 90 percent of which are natural gas, were purchased for approximately $10.3 million and added approximately 1.8 MMcfe per day production at the time of the acquisition.

In 2002, revenues increased $11.7 million due to the impact of new production from reserves acquired in 2001, positive results from drilling programs, the East White Point acquisition in June 2002 and the settlement of hedges associated with Enron. (See Other Matters - Enron Bankruptcy Filing.) Operating and equity investment income decreased $3.0 million due mainly to lower results from the EnerVest partnership ($8.6 million), an equity investment that is in the process of being liquidated. Production for the year increased 21 percent, from 43.9 MMcfe per day to 53.0 MMcfe per day. Higher production was partially offset by a decline in net realized natural gas prices from $3.27 per Mcf in fiscal 2001 to $3.11 in fiscal 2002, excluding the impact of the settlement of hedges associated with Enron. Net income for fiscal 2002 was positively impacted by the utilization of Section 29 income tax credits associated with certain producing properties ($4.5 million).

In 2001, revenues increased $22.8 million to $54.0 million due to the impact of new reserves acquired, positive results from drilling programs and higher sales prices on production volumes. Operating and equity investment income increased $15.7 million to $19.1 million due primarily to higher revenues from production sales and the sale of a developed EnerVest property ($4.7 million). Offsetting these effects, in part, were higher operating expenses ($4.0 million) and increased depletion expense ($7.9 million). Net income for fiscal 2001 was positively impacted by the utilization of Section 29 income tax credits associated with certain producing properties ($4.7 million).

As of September 30, 2002, the Company had hedges in place for 13,832 MMbtus of its expected fiscal 2003 production. These hedges are a combination of swaps and no cost collars. Utilizing the collar floors, the weighted average hedge price for fiscal 2003 for hedges in place at September 30, 2002 was $3.30 per MMbtu. In addition, as of September 30, 2002, the Company had hedges in place for 272,650 Bbls of its expected fiscal 2003 oil production at an average price of $20.82 per Bbl. Natural gas hedges are based on New York Merchantile Exchange's Henry Hub Natural Gas Contract (NYMEX) and oil hedges are based on New York Merchantile Exchange WTI Crude Oil Contracts (WTI).

The Company anticipates quarterly earnings over the next fiscal year to be impacted, either positively or negatively, as EnerVest is exited through the periodic sale of partnership properties. The gains or losses on the sale of these properties will be recognized in the quarter in which they occur. The Company continues to work with EnerVest and the other partners to maximize the value of the partnership.

In November 2002, the Company acquired an interest in five properties in south Texas and the upper Texas gulf area. The reserves acquired, 99 percent of which are natural gas, were purchased for approximately $33.0 million and added approximately 11 MMcfe per day production at the time of the acquisition.

The following table summarizes operating statistics for the Oil and Gas Production segment:

	For the Fiscal Year Ended September 30,
	2002	2001	2000
Total production - gas equivalent (MMcfe) (1)	19,343	16,024	11,744
Daily average production - gas equivalent (MMcfed) (1)	53.0	43.9	32.2
Gas production (percentage)	87.0	85.0	86.0
Net realized gas prices received - ($/Mcf) (2)	$3.11	$3.27	$2.46
Net realized oil price received - ($/Bbl)	$19.05	$23.38	$22.17
Depreciation, depletion and amortization rate ($/Mcfe)	$1.40	$1.39	$1.23

(1) Oil production is converted to gas equivalents based on a conversion of six barrels of oil per Mcf of gas.
(2) Excludes the impact of the settlement of hedges associated with Enron.

Other Segment

The Company is involved in other activities such as district heating and cooling through its Trigen-Peoples District Energy Company (Trigen-Peoples) partnership and miscellaneous nonmaterial investments. These and certain business development activities do not fall under the above segments and are reported in the Other segment. The reported results also include income from the operation of fueling stations for natural gas vehicles.

Over the fiscal years 2002, 2001 and 2000, operating and equity investment income remained relatively flat.

Corporate and Adjustments

Corporate activities that support the business segments, as well as consolidating adjustments, are included in Corporate and Adjustments.

In 2002, operating losses in this segment remained relatively flat as compared to 2001. The impact of the lower Peoples Energy stock price on outstanding grants under the Company's equity compensation plans ($4.6 million) was offset by higher corporate support expenses.

In 2001, the $12.8 million increase in operating loss was mainly due to the impact of a higher Peoples Energy stock price on outstanding grants under the Company's equity compensation plans ($5.6 million) and an increase in outside services expenses ($2.1 million).

Other Income and Other Expense

In 2002, other income decreased $7.5 million due mainly to a reduction in interest income ($10.0 million) and to a lower gain in the current year versus the previous year from the disposition of property ($3.1 million). These negative effects were partially offset by an insurance settlement ($6.2 million).

In 2001, other income increased $15.9 million due mainly to an increase in miscellaneous interest income ($11.0 million) and a $4.8 million gain on the sale of property.

In 2002, other expense decreased $1.9 million resulting from a $3.1 million loss in the prior period due to the write-off of the investment in Whitecap Energy System Partnership (Whitecap), and from a loss in the previous period on the disposition of property ($2.8 million). Partially offsetting these effects was the impact of investment and fixed asset impairment losses ($4.1 million) in fiscal 2002.

In 2001, other expense increased $6.4 million due mainly to a $3.1 million loss due to the write-off of the investment in Whitecap and from a loss on the disposition of property ($2.8 million).

In 2002, other income, net of other expense, for Peoples Gas remained relatively flat. The effect of an insurance settlement ($3.7 million) was almost completely offset by the lower gain in the current year versus the previous year from the disposition of property ($3.1 million).

In 2001, other income, net of other expense, for Peoples Gas increased $4.7 million to $8.4 million due mainly to a $4.8 million gain on the sale of property and to an increase in imputed interest on amounts recoverable from customers ($0.9 million). Partially offsetting these effects was a decrease in the allowance for other funds used during construction ($1.1 million).

In 2002, other income, net of other expense, for North Shore Gas increased $2.3 million due mainly to an insurance settlement ($2.5 million).

In 2001, the North Shore Gas variation for other income net of other expense was insignificant.

Interest Expense

In 2002, interest expense decreased $15.6 million from fiscal 2001 due to several factors. Interest decreased due to a reduction in corporate short-term debt ($7.9 million) mainly due to Elwood's bond financing. This impact is partially offset by the full year of interest expense in 2002 associated with the $325 million in corporate notes issued in January 2001 to fund the expansion of the diversified businesses ($6.4 million). Utility short-term borrowing requirements were much lower due to the impacts of warmer weather, lower natural gas prices and improved customer collections ($8.3 million). Additionally, the Company benefited from lower interest rates on commercial paper ($1.0 million) and Peoples Gas' variable rate bonds ($3.7 million).

In 2001, interest expense increased $19.1 million from fiscal 2000 to $72.1 million. Short-term interest expense increased primarily due to increased working capital needs of the utilities ($10.1 million) offset, in part, by a decrease in Peoples Energy's corporate short-term interest expense ($5.3 million) due to a reduction in commercial paper outstanding. Peoples Energy's long-term interest expense increased $20.0 million due to the issuances of long-term debt in July 2000 and January 2001 to fund diversified business expansion. Partially offsetting these effects was a full year impact of lower interest on Peoples Gas' long-term debt due to prior year refinancing ($7.4 million).

In 2001, proceeds from the Company's short-term borrowings were being used to fund diversified business operations prior to arranging permanent financing. Proceeds from Peoples Gas' and North Shore Gas' short-term borrowings were being used to fund seasonal working capital needs.

In 2002, interest expense for Peoples Gas decreased $13.1 million due mainly to lower short-term borrowing requirements ($6.3 million) resulting from warmer weather, lower natural gas prices and improved customer collections. Also impacting interest expense was lower interest rates on Peoples Gas' variable rate bonds ($3.7 million) and other short-term debt ($2.3 million).

In 2001, interest expense for Peoples Gas increased $3.1 million to $36.7 million. Short-term interest expense increased $9.9 million due to increased working capital needs. This was offset, in part, by the full year impact of lower interest on Peoples Gas' long-term debt due to the prior year refinancing ($7.4 million).

In 2002 and 2001, the North Shore Gas variations for interest expense were insignificant.

Critical Accounting Policies

In preparing the Company's financial statements using generally accepted accounting principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. Management considers its critical accounting policies to be those that are important to the representation of the Company's financial condition and results of operations. They require management's most difficult and subjective or complex judgments, including those that could result in materially different amounts if the Company reported under different conditions or using different assumptions. Management considers its current critical accounting policies to be in the areas of regulated operations, environmental activities relating to former manufactured gas operations, retirement and postretirement benefits, derivative instruments and hedging activities and depreciation, depletion and amortization (see Notes 1K, 5A, 8, 1O and 1I of the Notes to Consolidated Financial Statements). There have been no material changes in the policies that management considers as its critical accounting policies except for the change in accounting for depletion expense from the full cost method to the successful efforts method.

Regulated Operations. Due to the regulation of the Company's utility subsidiaries, certain transactions are recorded based on the accounting prescribed in Statement of Financial Accounting Standards (SFAS) No. 71. Under this statement certain costs or revenues are deferred on the Balance Sheet until recovered or refunded through rates. Although management has no discretion in recording these items, actions of the Commission could have an affect on the amount recovered from or refunded to customers. Any differences between recoverable or refundable amounts and the amounts deferred would be recorded in income at the time of any Commission action. If all or a reportable portion of the utility operations becomes no longer subject to the provision of SFAS No. 71, a write-off of related regulatory assets or liabilities would be required, unless some form of transition cost recovery continued through rates established and collected for the remaining regulated operations. (See Note 1K of the Notes to Consolidated Financial Statements.)

Environmental Activities Relating to Former Manufactured Gas Operations. The Company's utility subsidiaries, their predecessors and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (manufactured gas sites). The utility subsidiaries are accruing and deferring the costs they incur in connection with environmental activities at the manufactured gas sites pending recovery through rates or from insurance carriers or other entities. The amounts deferred include costs incurred but not yet recovered through rates at the low end of a range of costs that management estimates the utilities will incur in investigating and remediating the manufactured gas sites. Management's estimate is based upon an ongoing review by management and its outside consultants of future investigative and remedial costs.

Management considers this policy critical due to the substantial uncertainty in the estimation of future costs with respect to the amount and timing of costs and the extent of recovery from other potentially responsible parties. (See Note 5A of the Notes to Consolidated Financial Statements.)

Retirement and Postretirement Benefits. The calculation of pension expense (credits) relies on actuarial assumptions including discount rate, long-term rate of return on assets and assumed future increases in compensation. These assumptions are determined annually and changes to the assumptions can have a material effect on the amounts recorded from year-to-year. Additionally, when an employee retires and takes his/her retirement benefit as a lump sum, a settlement amount, under SFAS No. 88 "Employers' Accounting and Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," is calculated representing the difference between the actuarial liability for this employee and the lump sum. The Company has chosen to record this difference as well as a portion of previously unrecognized gains and losses in the current period instead of amortizing the difference over the expected average service life of the remaining participants. Both methods are acceptable under GAAP. Therefore, the timing of retirements can have an affect on the amount recorded in any given year. (See Note 8 of the Notes to Consolidated Financial Statements.)

In addition, the Company and its subsidiaries currently provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. The Company accrues the expected costs of such benefits during a portion of the employees' years of service. This accrual is based on assumptions regarding discount rates, rate of return on assets and rate of health care cost inflation.

Derivative Instruments and Hedging Activities. The Company enters into financial derivative contracts to hedge price risk on natural gas purchases and sales. For each contract, management must determine whether the underlying transaction qualifies as a hedge under derivative accounting rules. If contracts do qualify as hedges, they will have minimal effect on income until settled. Otherwise, the change in the fair value of these contracts would be recorded in income monthly and result in potentially significant impacts both positive and negative. Additionally, due to the nature of the Company's businesses, most of the Company's contracts for physical purchases and sales of gas or power meet the definition of a derivative, but are exempt from derivative accounting requirements under the normal purchase and sale exemption. Under this exemption, if the transactions are clearly intended to meet the requirements of the customers, mark-to-market accounting is not required. Management judgment is required to make this determination. (See Note 1O of the Notes to Consolidated Financial Statements.)

Depreciation, Depletion and Amortization. The Company's depreciation expense is a direct result of applying Company asset retirement experience to industry standard property retirement data in calculating property useful lives. In situations where this information is unavailable, engineering estimates or management judgement are used. While the Company believes its method is statistically sound, actual experience may vary from the estimate and could have a significant impact on the Company's depreciation expense. Changes in service lives for the utility subsidiaries require approval of the Commission. The service lives currently used by the utility subsidiaries were approved by the Commission in November 2000.

For the Oil and Gas segment, the Company has chosen between two acceptable methods of accounting, full cost or successful efforts. In the first quarter, the Company changed its accounting method from the full cost method to successful efforts method, the preferred method of the SEC.

The amortization rate under successful efforts is calculated by dividing capitalized costs of proved reserves by the estimated reserves for each pool of property. Management judgment and engineering analysis is required to determine amortization pools and reserve estimates. (See Notes 1H and 1I of the Notes to Consolidated Financial Statements.)

Other Matters

Accounting Standards. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 2002. The company will adopt the regulation on October 1, 2002 and will not record any significant adjustment. The company's largest asset base is its gas transmission and distribution system. A legal obligation may be construed to exist due to the requirement to cut off the pipes and cap them at final abandonment. However, mass assets such as transmission and distribution assets generally have indeterminate cash flow estimates and no settlement dates. Since that exposure is in perpetuity and can not be measured, under SFAS No. 143 no liability will be recorded. The adoption of SFAS 143 will not result in a cumulative effect adjustment or restatement of prior years results.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement amends various existing authoritative pronouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The standard is effective for fiscal years starting after May 2002. The Company does not expect this standard to have a material effect on its financial conditions or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard will be effective for exit or disposal activities initiated after December 2002. The Company does not expect this standard to have a material effect on its financial condition or results of operations.

On October 25, 2002, the FASB through EITF Issue 02-03, "Issues Involved in Accounting for Contracts under EITF 98-10," rescinded EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The rescission will have no effect on the Company. It reaffirmed the Company's accounting practice for certain energy-related contracts and the adoption will not result in cumulative catch-up adjustments or restatement of prior years' financial statements.

Enron Bankruptcy Filing. In April 2002, the United States Bankruptcy Court in New York approved the assignment of Peoples Gas' and North Shore Gas' gas purchase and agency agreements with Enron to Occidental Energy Marketing (Occidental).

In other court-approved transactions, Occidental was also assigned, and in turn settled, certain hedges formerly in place with Enron. These hedge contracts were reflected on the December 31, 2001 financial statements as receivables of $2.5 million for financial hedges based on the price in effect at the time the hedges were declared ineffective. The contracts were settled in the second quarter with Occidental at a market price of $7.6 million resulting in a $5.1 million gain in income. The Company has no additional exposure related to the Enron bankruptcy.

Also during the second fiscal quarter, the Company acquired Enron Midwest's 50 percent interest in enovate, its partnership with Enron Midwest, and is continuing to provide wholesale services to the Chicago regional marketplace independently. Results from this business are recorded in the Midstream Services segment and the Company has ceased operations under the enovate name.

Business Environment. A number of significant matters have caused the investment community to question the valuation of companies in equity and capital markets. These concerns result from irregularities found in financial statements, the bankruptcy of several large corporations, a weak economy, significant drop in value of equity securities, the uncertainty of deregulation in the energy market, continued competitive pressures and the cyclical nature of energy commodity prices. Energy trading companies with substantial market risk have responded by reducing or eliminating trading activity, selling noncore assets, reducing debt and clarifying or restating financial information. Congress has enacted new laws and the SEC has issued new and proposed regulations that have increased disclosure and oversight of markets and companies. (See Risk Management - Credit Risk.)

Competition and Deregulation. As of May 2002, all retail gas customers, including residential customers, in northern Illinois (in the service territories of the Company's Gas Distribution subsidiaries and Nicor Gas) have the opportunity to select an alternative supplier other than the local utility (an alternative gas supplier). Outside of these three service territories, only large-volume customers have the ability to choose an alternative gas supplier. Because the Gas Distribution utilities do not make any profit on the commodity cost of gas and because transportation charges are basically the same for customers using an alternative gas supplier and for sales customers, the operating income of the Gas Distribution utilities is generally not affected by whether a customer is a transportation customer or a sales customer.

With respect to retail electric competition, the phase-in of open access set forth in the December 16, 1997 electric restructuring law is now complete. As of May 1, 2002, all retail electric customers, including residential customers, have the ability to select an alternative retail electric supplier, which is a nonutility supplier or an electric utility other than the customer's local electric utility. However, as of October 31, 2002, no company has requested the required authorization from the Commission to provide electricity service to residential customers. Customers who buy their electricity from an alternative retail electric supplier are required to pay transition charges to the utility through the year 2006. Management believes that the restructuring of the electric market in Illinois under this legislation will not have a material adverse effect on the competitive position of the Company's subsidiaries.

Change in Independent Public Accountants. Effective June 1, 2002, the Company terminated the services of Arthur Andersen LLP as the Company's independent public accountants and engaged Deloitte & Touche LLP to serve as the Company's independent public accountants for 2002. (See Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.)

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company for the fiscal years ended September 30:

(In Thousands)	2002	2001	2000
Net cash provided by operations	$ 328,192	$ 167,668	$ 35,500
Net cash used in investing activities	$ (14,612)	$(293,363)	$(312,828)
Net cash provided by (used in) financing activities	$(373,313)	$ 187,775	$ 267,407

The primary increase in cash from operations in fiscal 2002 over 2001 is due to improvement in collections of past due amounts from customers and the collection of a miscellaneous receivable. The net cash used in investing activities decreased due to the collection of advances to Elwood due to project financing of that facility. The decrease in net cash provided by financing activities is due to a reduction in short-term debt and the issuance of $325 million of long-term debt in 2001 and none in 2002.

The following is a summary of cash flows for Peoples Gas, for the fiscal years ended September 30:

(In Thousands)	2002	2001	2000
Net cash provided by operations	$ 178,955	$ 151,547	$ 44,303
Net cash used in investing activities	$(101,793)	$ (81,571)	$ (97,739)
Net cash provided by (used in) financing activities	$(137,983)	$ (9,155)	$ 49,720

The following is a summary of cash flows for North Shore Gas, for the fiscal years ended September 30:

(In Thousands)	2002	2001	2000
Net cash provided by operations	$ 21,722	$ 29,411	$ 6,607
Net cash used in investing activities	$(16,396)	$ (10,378)	$(10,829)
Net cash used in financing activities	$ (8,801)	$ (15,707)	$ (3,827)

See the Consolidated Statements of Cash Flows and the discussion of major Balance Sheet Variations for more detail.

Balance Sheet Variations

The Company's total assets at September 30, 2002 decreased $252.5 million compared to September 30, 2001.

As a result of permanent financing, Elwood repaid advances from Peoples Energy, including related interest, and returned a portion of partnership equity. As a result, advances to joint venture partnerships were reduced by $147.6 million. Investment in equity investees was reduced by $59.0 million due to the financing and normal partnership distributions. The reduction in investment in equity investees was partially offset by a new investment in SCEP, a partnership with Exelon.

The balance of the reduction in total assets was primarily due to a reduction in cash used to pay down short-term debt and a reduction in customer accounts receivable of $110.4 million due to improvement in collections of past due amounts from Gas Distribution customers. Additionally, miscellaneous receivables related to a prior year storage deal and asset sales were collected. Deferred charges include approximately $4.0 million of costs relating to developing future power production.

Current regulatory liabilities primarily reflect the result of the Gas Distribution segment entering into derivative contracts to protect the price of expected natural gas purchases. The current mark-to-market value of the contracts is recorded in other receivables with a contra entry to current regulatory liabilities.

During fiscal 2002, Peoples Gas and North Shore Gas increased their accruals for environmental liabilities associated with former manufactured gas operations by a total of $56.1 million. This resulted in related increases in regulatory assets, as these costs will be recovered as incurred under rate mechanisms approved by the Commission.

The increase in the debit balance in Accumulated Other Comprehensive Income (AOCI) is due to deferred losses from cash flow hedges resulting from higher commodity prices, partially offset by decreases in the Company's minimum pension liability. The change in deferred losses from the cash flow hedges is offset by the gains in the forecasted transactions being hedged.

The change in the net of gas costs recoverable and gas costs refundable is a short-term timing difference between cost of gas delivered by Peoples Gas and North Shore Gas and the gas costs billed to customers.

Total assets for Peoples Gas at September 30, 2002 decreased $70.3 million compared to September 30, 2001. Accounts receivable declined $99.9 million due to improvement in collections from customers of past due amounts from customers. Additionally, miscellaneous receivables related to a prior year storage deal and asset sales were collected. Current regulatory liabilities of Peoples Gas primarily reflect the result of derivative contracts entered into to protect the price of expected natural gas purchases. The current mark-to-market value of the contracts are recorded in other receivables and intercompany receivables with a contra entry to current regulatory liabilities. During fiscal 2002, Peoples Gas increased its accrual for environmental liabilities associated with former manufactured gas operations by $49.2 million. This resulted in a related increase in regulatory assets. The change in the net of gas costs recoverable and gas costs refundable is a short-term timing difference between cost of gas delivered by Peoples Gas and the gas costs billed to customers.

Total assets for North Shore Gas at September 30, 2002 increased $7.1 million compared to September 30, 2001. Current regulatory liabilities of North Shore Gas primarily reflect the result of derivative contracts entered into to protect the price of expected natural gas purchases. During fiscal 2002, North Shore Gas increased its accrual for environmental liabilities associated with former manufactured gas operations by $6.9 million. This resulted in a related increase in regulatory assets. The change in the net of gas costs recoverable and gas costs refundable is a short-term timing difference between cost of gas delivered by North Shore Gas and the gas costs billed to customers.

Financial Sources

The Company and its two regulated utilities have access to outside capital markets, commercial paper markets and internal sources of funds that together provide sufficient resources to meet cash requirements. The Company does not anticipate any changes that would materially alter its current liquidity position.

Due to the seasonal nature of gas usage, a major portion of the utilities' cash collections occurs between January and June. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the utility subsidiaries borrow from time-to-time on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings or refinanced on a permanent basis with debt or equity, depending on market conditions and capital structure considerations.

In addition to cash generated internally by operations, as of September 30, 2002, the Company had credit facilities of $257.7 million which primarily support its commercial paper borrowing, of which $254.5 million was uncommitted. The Company's credit facilities provide that the lenders under such facilities may terminate the credit commitments and declare any outstanding amounts due and payable if the Company's debt-to-total capital ratio exceeds 65 percent during any period of time that the Company's senior unsecured debt rating falls below A- (Standard & Poor's) or A3 (Moody's Investor Services). Also, Peoples Gas has $117.3 million of credit facilities of which up to $24.0 million is also available to North Shore Gas. As of September 30, 2002, $34.6 million was uncommitted. The credit facilities of the Company as well as those of the utilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change.

The Company's current credit ratings were recently downgraded by Moody's Investor Service and Standard & Poor's, and Fitch Ratings lowered its outlook from stable to negative. The Company has been assigned corporate credit ratings of A3 by Moody's, A- by Standard & Poor's and A+ by Fitch Ratings. The commercial paper ratings are P-2, A-2 and F-1, respectively. The senior unsecured debt rating is BBB+ by Standard & Poor's, A3 by Moody's and A+ by Fitch Ratings. Senior secured debt of each utility subsidiary is rated Aa3 by Moody's, A- by Standard & Poor's and AA by Fitch Ratings. The commercial paper of each utility subsidiary is rated P-1 by Moody's, A-2 by Standard & Poor's and F-1+ by Fitch Ratings.

Off-balance sheet debt at September 30, 2002 and September 30, 2001 consists of the Company's pro rata share of nonrecourse debt of various equity investments, including Trigen-Peoples ($15.7 million and $15.8 million), EnerVest ($5.7 million and $19.8 million) and Elwood ($196.9 million and $0). At September 30, 2002 and September 30, 2001, this debt amounted to $218.3 million and $35.6 million, respectively.

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time-to-time of up to $500 million of securities. At September 30, 2002, no securities have been issued under this registration statement. Proceeds may be used for general corporate purposes, including acquisitions. The Company intends to amend this registration statement to provide the ability to issue up to 1.5 million shares of common stock from time-to-time in one or more negotiated transactions or at the market offerings (as defined in SEC Rule 415 under the Securities Act of 1933) pursuant to a continuous equity offering.

Financial Uses

Capital Spending. In fiscal 2002, the Company spent $200.9 million on capital projects and investments in equity investees. The Gas Distribution segment spent $92.7 million on property, plant and equipment of which $81.4 million was spent by Peoples Gas and $11.3 million was spent by North Shore Gas. The remaining $108.2 million was spent by the diversified business segments. The Power Generation segment contributed land and improvements with a market value of $11.0 million plus cash of $43.1 million to the SCEP partnership with Exelon. Cash spent during fiscal 2002 for the land and improvements contributed to SCEP was $1.4 million. This amount plus the cash investment in SCEP is included in capital spending. Additionally, the Power Generation segment spent $12.2 million on other power development projects and Elwood. The Oil and Gas segment spent $45.7 million in developing owned properties and acquiring new properties. Total forecasted capital spending for fiscal 2003 is $204.0 million.

Partnership Advances. During fiscal 2001, the Company increased its advances to joint venture partnerships ($79.2 million) to complete the expansion of the Elwood facility. The funds were repaid early in fiscal 2002 as a result of permanent project financing. (See Note 16 of the Notes to Consolidated Financial Statements.)

Retirement of Debt. In the first quarter of 2002, Peoples Gas retired short-term debt of $200 million that was issued in the first quarter of 2001 using cash on hand, intercompany loans and commercial paper. The Company also retired $100 million in variable rate notes due August 1, 2002.

On December 5, 2002, North Shore Gas redeemed $24.6 million of its First Mortgage Bonds, Series J, using cash on hand, intercompany loans and commercial paper.

Peoples Gas is seeking authority from the Illinois Development Finance Authority (IDFA) to issue $50.0 million of tax-exempt debt to refinance its First and Refunding Mortgage Bonds, Series X, which will result in the redemption of the City of Chicago Gas Supply Revenue Bonds, 1985 Series A (The Peoples Gas Light and Coke Company Project). Peoples Gas is also seeking approval from IDFA to issue approximately $25.0 million to $30.0 million of new tax-exempt debt to finance a portion of 2003 capital expenditures for its gas distribution system.

Working Capital Credit Facility. Elwood, the Company and Dominion have entered into a revolving working capital credit facility under which the Company and Dominion will fund Elwood's working capital requirements up to a maximum aggregate amount of $10.0 million. The facility is dated June 28, 2002 and commenced July 1, 2002. The outstanding loans would earn interest at the A-2/P-2 commercial paper rate plus 50 basis points. At September 30, 2002, the entire amount was available.

Dividends. On February 6, 2002, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 52 cents per share from the 51 cents per share previously in effect.

Commitments and Contingencies

Contractual Obligations. The following table summarizes the Company's long-term minimum contractual obligations:

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	More than
Contractual cash obligations	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$ 846.0	$ 90.0	$ -	$ -	$ 756.0
Operating leases	31.2	4.3	8.4	8.4	10.1
Other long-term obligations (2)	223.5	67.1	87.4	50.0	19.0
Total contractual cash obligations	$ 1,100.7	$ 161.4	$ 95.8	$ 58.4	$ 785.1

(1) Includes adjustable rate bonds classified as short-term debt.
(2) Includes gas purchases, storage, transportation and computer related and miscellaneous and short-term capital purchase commitments.

The following table summarizes Peoples Gas' long-term minimum contractual obligations:

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	More than
Contractual cash obligations	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$ 452.0	$ 75.0	$ -	$ -	$ 377.0
Operating leases	27.9	3.1	6.7	8.0	10.1
Other long-term obligations (2)	141.2	46.9	63.5	30.8	-
Total contractual cash obligations	$ 621.1	$ 125.0	$ 70.2	$ 38.8	$ 387.1

(1) Includes adjustable rate bonds classified as short-term debt.
(2) Includes gas purchases, storage, transportation, computer related and miscellaneous long-term commitments and short-term capital purchase commitments.

The following table summarizes North Shore Gas' long-term minimum contractual obligations:

Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	More than
Contractual cash obligations	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$ 69.0	$ 15.0	$ -	$ -	$ 54.0
Operating leases	-	-	-	-	-
Other long-term obligations (2)	21.3	7.8	8.3	5.2	-
Total contractual cash obligations	$ 90.3	$ 22.8	$ 8.3	$ 5.2	$ 54.0

(1) Includes adjustable rate bonds classified as short-term debt.
(2) Includes gas purchases, storage, transportation, computer related and miscellaneous long-term commitments and short-term capital purchase commitments.

Guarantees of Unconsolidated Equity Investees and Standby Letters of Credit. As of September 30, 2002, there were $55.4 million of guarantees for debt service and operational guarantees of the Company's unconsolidated equity investments, which is down from $64.4 million at September 30, 2001. Standby letters of credit were $4.7 million compared to $3.2 million at September 30, 2001.

Commitments Due by Period
Total
	Amounts	Less than	1 to 3	4 to 5	More than
Other commercial commitments	Committed	1 Year	Years	Years	5 Years
Standby letters of credit	$ 4.7	$ -	$ -	$ -	$ 4.7
Guarantees of unconsolidated equity investees	55.4	-	12.5	-	42.9
Total other commercial commitments	$ 60.1	$ -	$ 12.5	$ -	$ 47.6

Peoples Gas has one standby letter of credit totaling $2.4 million as of September 30, 2002. North Shore Gas has none.

		For Fiscal Years Ended
		September 30,
		2002	2001
		(In Millions)
Guarantees of unconsolidated equity investees
Elwood	- Debt service reserve account	$ 13.9	$ -
	- Operational	22.5	29.1
enovate	- Operational	-	18.3
Trigen-Peoples	- Operational	19.0	19.0
Total guarantees of unconsolidated equity investees		$ 55.4	$ 66.4

Environmental Matters. The Company's Gas Distribution utility subsidiaries are conducting environmental investigations and remedial work at certain sites that were the location of former manufactured gas operations. (See Note 5A of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), for environmental costs associated with a former mineral processing site in Denver, Colorado. The demand alleged that North Shore Gas is a successor to the liability of a former entity that allegedly disposed of mineral processing wastes there between 1934 and 1941. (See Note 5B of the Notes to Consolidated Financial Statements.)

Gas Charge Reconciliation Proceeding for Fiscal 2001. The Commission is conducting a proceeding regarding the fiscal 2001 reconciliation of Peoples Gas' revenues from the Gas Charge and related costs. In this proceeding, the Commission Staff (Staff) has raised concerns about gas costs associated with gas that Peoples Gas resold as part of its normal operational practices. The Staff has not yet submitted evidence or made a specific recommendation, but, as part of the discovery process, it filed a motion to compel the production of certain information about these transactions and their possible relationship to Peoples Gas' affiliates. The Commission's Administrative Law Judge has not ruled on the motion, which Peoples Gas is contesting. Peoples Gas submitted additional direct evidence on October 16, 2002. On November 19, 2002, the Administrative Law Judge set a schedule for further proceedings in this matter. An order from the Commission is not expected before the third quarter of calendar 2003. Peoples Gas believes that its gas costs were prudently incurred but cannot predict the outcome of the proceeding. Fiscal year 2002 gas charge reconciliation cases were initiated on November 7, 2002.

Risk Management Activities

Market Risk. The Company's earnings may vary due to changes in commodity prices (market risk) through its subsidiaries' operations and investments. To manage this market risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps, no cost collars and options contracts. These instruments are commonly referred to as derivatives because they derive their values from the price of an underlying physical commodity or security.

It is the policy of the Company to use these instruments solely for the purpose of managing risk and not for any speculative purpose. All market risk is identified and reduced to levels less than the maximum earnings-at-risk limit approved by the Board of Directors. All hedging is conducted on registered exchanges or with counterparties that meet stringent credit requirements. Formal risk management policy and procedures are in place for all subsidiaries. Most of these instruments qualify for hedge accounting. Therefore gains and losses from these instruments will be recorded in the Income Statement in the month that hedged item is purchased or sold. Any hedge ineffectiveness is booked monthly to the Income Statement. (See Note 1O of the Notes to Consolidated Financial Statements.)

The Company monitors and controls its derivative and physical positions using analytical techniques including measuring future obligations to changes in market price (mark-to-market), sensitivity analysis and value at risk. This process provides information on credit exposure as well as the current value of the portfolio. All valuations are based on well publicized market prices rather than model valuation projections. Monthly projections of basis valuation are based on deal quotes and adjusted for seasonality based on historical trends.

Starting in the second quarter of 2002, the Company's utilities began to use financial derivative instruments to lock in the purchase price for a portion of their future natural gas purchases. The strategy is intended to minimize fluctuations in gas costs charged to the utility gas sales customers. Since these derivative instruments are not designated as hedges and are employed to support gas costs charged to utility gas sales customers, the accounting for these derivative instruments is subject to SFAS No. 71. Therefore, changes in the market value of these derivatives are recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are included as an adjustment to gas purchases in the determination of the monthly gas charge passed through to customers.

The Company has positions in natural gas transportation and inventory as part of its Midstream Services operations. The Company uses derivative financial instruments to protect against loss of value in its inventory caused by changes in the market place. Changes in the value of the derivatives are recorded in gas costs with a simultaneous entry to gas costs for any change in the fair value of the physical inventory being hedged. Although most of the physical contracts managed by the Midstream Services segment are accounted for on an accrual basis, a number of contracts are recorded on a mark-to-market basis. As of September 30, 2002, the mark-to-market liability and asset of these contracts was immaterial.

The Company has working interests in natural gas and crude oil producing properties. Using swaps, no cost collars and options, the Company had hedges in place as of September 30, 2002 for 13,832 MMbtus of its fiscal 2003 gas production. Utilizing the collar floors, the weighted average hedge price for fiscal 2003 for hedges in place at September 30, 2002, was $3.30 per MMbtu. In addition, as of September 30, 2002, the Company had hedges in place for 272,650 Bbls of its fiscal 2003 oil production at an average price of $20.82 per Bbl. Natural gas and crude oil hedges are based on prices established by the NYMEX.

The Company sells fixed price and variable priced products as part of its Retail Energy Services business. Price risk is managed through the use of supplier contracts, storage and financial transactions. As of September 30, 2002, the exposure from open positions was immaterial.

The Power Generation segment has entered into power sales tolling contracts that effectively eliminate fuel price risk.

The following table presents the valuation of outstanding contracts at September 30, 2002 and 2001:

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
(In Thousands)	2002	2001	2002	2001	2002	2001
Value of contracts outstanding at the beginning of the period	$ 16,825	$ (41,254)	$ -	$ -	$ -	$ -
Less: contracts realized or otherwise settled during the period	7,279	(18,007)	-	-	269	-
Plus: value of new contracts entered into during the period
and outstanding at year-end	(3,918)	22,093	(201)	-	31,042	-
Plus: changes in fair value attributable to changes in valuation
techniques and assumptions	-	-	-	-	-	-
Plus: other changes in fair values	(19,348)	17,979	-	-	269	-
Value of contracts outstanding at the end of the period	$ (13,720)	$ 16,825	$ (201)	$ -	$ 31,042	$ -

The maturity of the fair value hedges and the mark-to-market contracts fall within the next 12 months. Included in the value of mark-to-market contracts are amounts relating to the utility subsidiaries gas price protection program ($31.1 million). All gains or losses from these contracts will be included in the gas charge to customers at maturity. The maturities of the cash flow hedges is detailed in the table below. All valuations are based on NYMEX closing prices at September 30, 2002.

Cash Flow Hedges
Value by Year of Maturity
(In Thousands)

		Less than	1 to 2	2 to 3	3 to 4	4 to 5	More than
	Total	1 Year	Years	Years	Years	Years	5 Years
Value at September 30, 2002	$ (13,720)	$ (7,549)	$ (3,843)	$ (853)	$ (1,090)	$ (385)	$ -
MMbtue	36,089	15,468	9,927	7,145	3,039	510	-
Average Hedge Price	$ 3.30	$ 3.27	$ 3.28	$ 3.46	$ 3.21	$ 2.81	$ -

Value at September 30, 2001	$ 16,825	$ 7,812	$ 3,852	$ 2,716	$ 2,397	$ 181	$ (133)
MMbtue	41,401	14,254	9,956	7,819	5,950	2,912	510
Average Hedge Price	$ 3.41	$ 3.36	$ 3.41	$ 3.49	$ 3.60	$ 3.20	$ 2.81

Weather Risk. The Company's earnings vary due to the warmth or severity of the weather. The Company manages this risk through the purchase of weather insurance and the use of block rates in utility rate design. Block rates help mitigate the effect of warm weather by allowing greater cost recovery on the first volumes through the meter and less on the last volumes. The insurance currently in place protects the Company on the portion of lost revenue incurred when weather is seven percent to 13 percent warmer than normal. The insurance accrual is recorded using the prescribed intrinsic method of accounting and settles annually based on the Company's fiscal year.

Interest Rate Risk. Interest rate risk generally is related to the outstanding debt of the Company and of its Gas Distribution subsidiaries. The Company manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. At September 30, 2002, the Company had outstanding $287.9 million in taxable and tax-exempt variable rate bonds and notes (31 percent of total debt outstanding). Assuming interest rates are 100 basis points higher than the rates reported at the end of September 30, 2002, the Company's annualized interest expense would increase by approximately $2.9 million.

Credit Risk. The Company has established a credit policy to mitigate the effect of nonperformance on wholesale transactions. Pursuant to this policy, a credit limit is established for all counterparties based on a review of their financial condition. This policy does not cover Retail Energy Services or Gas Distribution customers which are covered under other retail credit procedures. The Company reviews, and changes when necessary, its credit underwriting and monitoring procedures. For example, the Company has taken action this year to reduce exposure to counterparties with low credit ratings by lowering credit limits and reducing or terminating future business. In addition, the Company has adequate financial assurance provisions in many of its commercial agreements that permit the Company to call for additional credit support (e.g., letters of credit, cash deposits or payment in advance).

Aquila's senior unsecured debt rating was downgraded to below investment grade by Moody's Investor Services in September 2002 and by Standard & Poor's in November 2002. The Company is closely monitoring the credit worthiness of Aquila, one of three companies contracting with Elwood for plant capacity and output. (See Note 4 of the Notes to Consolidated Financial Statements.)

Indenture Restrictions

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2002, such restrictions amounted to $6.9 million out of North Shore Gas' total retained earnings of $77.7 million.

Peoples District Energy owns a 50 percent equity interest in Trigen-Peoples. The Sponsor Support and Equity Contribution Agreement related to Trigen-Peoples' project financing prohibits any distribution that would result in the partners' total capital account in Trigen-Peoples to be less than $7.0 million. At September 30, 2002, the partners' capital account was $7.7 million.

Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At July 5, 2002, the most recent semi-annual distribution date, the minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood's actual debt service coverage ratio was approximately 1.5 to 1.0.

Interest Coverage

The fixed charges coverage ratios for the Company, Peoples Gas and North Shore Gas for the fiscal years ended September 30 are as follows:

	2002	2001	2000
Peoples Energy	3.62	2.95	3.08
Peoples Gas	6.31	4.35	4.35
North Shore Gas	5.13	5.34	2.92

The increase in the ratio for the Company in 2002 reflects lower interest expense due to lower short-term debt resulting from Elwood's bond financing, a decrease in the utility short-term borrowing requirements and lower interest rates.

The decrease in the ratio in 2001 reflects higher interest expense due to the issuance of long-term debt in July 2000 and January 2001, partially offset by higher pretax income.

The increase in the ratio for Peoples Gas in 2002 reflects lower short-term borrowing requirements and lower interest rates. The ratio for Peoples Gas in 2001 remained flat, with higher interest expense due to increased debt levels offset by higher pretax income.

The slight decrease in the ratio for North Shore Gas in 2002 reflects lower pretax income and slightly lower interest expense. The increase in the ratio for North Shore Gas in 2001 is primarily due to higher pretax income.

FORWARD-LOOKING INFORMATION

This MD&A contains statements that may be considered forward-looking, such as: management's expectations, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds, financing activities, market risk, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the Gas Distribution subsidiaries, the adequacy of the Gas Distribution segment's reserves for uncollectible accounts that relate to the winter of 2000/2001, capital expenditures of the Company's subsidiaries and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Generally, the words "may," "could," "project," "believe," "anticipate," "estimate," "plan," "forecast," "will be" and similar words identify forward-looking statements. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

  Adverse decisions in proceedings before the Commission concerning the prudence review of the utility subsidiaries' gas purchases;
  the future health of the United States and Illinois economies;
  the timing and extent of changes in interest rates and energy commodity prices, including but not limited to the effect of unusually high gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts and interest expense;
  adverse resolution of material litigation;
  business and competitive conditions resulting from deregulation and consolidation of the energy industry;
  effectiveness of the Company's risk management policies and the creditworthiness of customers and counterparties;
  regulatory developments in the United States, Illinois and other states where the Company does business;
  changes in the nature of the Company's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors;
  the Company's success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time;
  operational factors affecting the Company's Gas Distribution, Power Generation and Oil and Gas Production segments;
  Aquila's financial ability to perform under its power sales tolling agreements with Elwood;
  drilling risks and the inherent uncertainty of oil and gas reserve estimates;
  weather related energy demand; and
  terrorist activities.

Some of these uncertainties that may affect future results are discussed in more detail in Item 1 - Business of this Annual Report on Form 10-K. All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk are reported in Item 7. MD&A - Risk Management Activities.

ITEM 8. Financial Statements and Supplementary Data
Page

Statement of Management's Responsibility	42

Independent Auditors' Report
Peoples Energy	43
Peoples Gas	44
North Shore Gas	45

Consolidated Statements of Income for Fiscal Years Ended September 30, 2002, 2001 and 2000
Peoples Energy	46
Peoples Gas	51
North Shore Gas	56

Consolidated Balance Sheets at September 30, 2002 and 2001
Peoples Energy	47
Peoples Gas	52
North Shore Gas	57

Consolidated Capitalization Statements at September 30, 2002 and 2001
Peoples Energy	48
Peoples Gas	53
North Shore Gas	58

Consolidated Statements of Stockholders' Equity for Fiscal Years Ended September 30, 2002, 2001 and 2000
Peoples Energy	49
Peoples Gas	54
North Shore Gas	59

Consolidated Statements of Cash Flows for Fiscal Years Ended September 30, 2002, 2001 and 2000
Peoples Energy	50
Peoples Gas	55
North Shore Gas	60

Notes to Consolidated Financial Statements	61

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

The financial statements and other financial information included in this report were prepared by management, which is responsible for the integrity and objectivity of presented data. The consolidated financial statements of the Company and its subsidiaries were prepared in conformity with generally accepted accounting principles and necessarily include some amounts that are based on the best estimates and judgments of management.

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

Deloitte & Touche LLP, the Company's independent public accountants approved by the Board of Directors, as a part of its audit of the financial statements, selectively reviews and tests certain aspects of internal accounting controls solely to determine the nature, timing and extent of its audit tests. Management has made available to Deloitte & Touche LLP all of the Company's financial records and related data and believes that all representations made to the independent public accountants during its audit were valid and appropriate.

The Audit Committee of the Board of Directors, comprised of five outside directors, meets periodically with management, the internal auditors, and Deloitte & Touche LLP, jointly and separately, to ensure that appropriate responsibilities are discharged. These meetings include discussion and review of accounting principles and practices, internal accounting controls, audit results and the presentation of financial information in the annual report.

THOMAS M. PATRICK
Chairman, President and Chief Executive Officer

THOMAS A. NARDI
Senior Vice President, Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS' REPORT

To Shareholders of Peoples Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of Peoples Energy Corporation and subsidiary companies (the Company) at September 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Energy Corporation and subsidiary companies at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As explained in Note 1 to the financial statements, in fiscal 2002 the Company changed its accounting for acquisition, exploration and development activities related to oil and gas reserves from the full cost method to the successful efforts method and, retroactively restated the fiscal 2001 and 2000 financial statements for the change. As explained in Note 1 to the financial statements, effective October 1, 2000, the Company changed its method of accounting for derivative instruments to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

DELOITTE & TOUCHE LLP
Chicago, Illinois
December 12, 2002

INDEPENDENT AUDITORS' REPORT

To The Peoples Gas Light and Coke Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of The Peoples Gas Light and Coke Company and subsidiary companies (hereinafter referred to as Peoples Gas, a wholly owned subsidiary of Peoples Energy Corporation) at September 30, 2002 and 2001, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the management of Peoples Gas. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Gas at September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, Illinois
December 12, 2002

INDEPENDENT AUDITORS' REPORT

To North Shore Gas Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of North Shore Gas Company and subsidiary companies (hereinafter referred to as North Shore Gas, a wholly owned subsidiary of Peoples Energy Corporation) at September 30, 2002 and 2001, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the management of North Shore Gas. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Shore Gas at September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, Illinois
December 12, 2002

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME

	For fiscal years ended September 30,
	2002	2001	2000
(In Thousands, except per-share amounts)		(Restated)	(Restated)

Revenues	$ 1,482,534	$ 2,270,218	$ 1,417,533

Operating Expenses:
Cost of energy sold	782,157	1,524,492	746,619
Operation and maintenance	294,219	297,797	274,320
Depreciation, depletion and amortization	98,852	93,190	101,513
Taxes - other than income taxes	135,957	192,848	141,522
Total Operating Expenses	1,311,185	2,108,327	1,263,974

Operating Income	171,349	161,891	153,559

Equity Investment Income	10,796	43,188	17,694

Total Operating and Equity Investment Income	182,145	205,079	171,253

Other Income	14,177	21,699	5,827

Other Expense	4,491	6,382	24

Interest Expense	56,439	72,051	52,919

Earnings Before Income Taxes	135,392	148,345	124,137

Income Taxes	46,321	51,372	41,195

Income Before Cumulative Effect
of Change in Accounting Principle	89,071	96,973	82,942

Cumulative Effect of Accounting Change,
Net of Tax	-	(34)	-

Net Income	$ 89,071	$ 96,939	$ 82,942

Average Shares of Common Stock Outstanding
Basic	35,454	35,380	35,413
Diluted	35,492	35,439	35,417

Earnings Per Share of Common Stock
Basic	$ 2.51	$ 2.74	$ 2.34
Diluted	$ 2.51	$ 2.74	$ 2.34

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED BALANCE SHEETS

	At September 30,
(In Thousands)	2002	2001
ASSETS		(Restated)
CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	$ 2,493,323	$ 2,432,307
Oil and gas	285,885	254,441
Other	15,422	5,107
Total property, plant and equipment	2,794,630	2,691,855
Less - Accumulated depreciation, depletion and amortization	1,020,729	949,117
Net property, plant and equipment	1,773,901	1,742,738
Investment in equity investees	154,857	160,490
Other investments	22,893	26,020
Total Capital Investments - Net	1,951,651	1,929,248

CURRENT ASSETS:
Cash and cash equivalents	5,433	65,166
Deposits	28,645	3,325
Advances to joint venture partnerships	-	147,616
Receivables -
Customers, net of reserve for uncollectible
accounts of $34,669 and $46,644, respectively	180,601	291,038
Other	42,979	109,975
Materials and supplies, at average cost	12,691	14,450
Gas in storage	86,825	86,504
Gas costs recoverable through rate adjustments	10,218	6,841
Regulatory assets of utility subsidiaries	18,274	3,881
Other	6,203	2,232
Total Current Assets	391,869	731,028

OTHER ASSETS:
Prepaid pension costs	179,678	155,566
Noncurrent regulatory assets of utility subsidiaries	167,236	114,382
Deferred charges	33,213	45,920
Total Other Assets	380,127	315,868
Total Assets	$ 2,723,647	$ 2,976,144

CAPITALIZATION AND LIABILITIES
Capitalization (see Consolidated Capitalization Statements)	$ 1,360,338	$ 1,442,922

CURRENT LIABILITIES:
Current maturities of long-term debt	90,000	100,000
Short-term debt	287,871	507,454
Accounts payable	213,912	287,483
Regulatory liabilities of utility subsidiaries	29,976	-
Dividends payable	18,495	18,171
Customer deposits	70,641	40,370
Accrued taxes	47,283	31,200
Gas costs refundable through rate adjustments	28	47,339
Accrued interest	11,582	12,570
Total Current Liabilities	769,788	1,044,587

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	378,225	331,239
Investment tax credits	28,340	29,028
Noncurrent regulatory liabilities of utility subsidiaries, environmental and other	186,956	128,368
Total Deferred Credits and Other Liabilities	593,521	488,635

Total Capitalization and Liabilities	$ 2,723,647	$ 2,976,144

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	2002	2001
(In Thousands, except shares outstanding)		(Restated)
COMMON STOCKHOLDERS' EQUITY:
Common stock, without par value -
Authorized 60,000,000 shares
Issued 35,705,106 and 35,646,244 shares, respectively	$ 301,699	$ 299,327
Retained earnings	522,381	506,589
Treasury stock (246,100 and 247,300 shares, respectively, at cost)	(6,760)	(6,793)
Accumulated other comprehensive income (loss)	(10,996)	(509)
Total Common Stockholders' Equity	806,324	798,614

LONG-TERM DEBT:
Peoples Energy Corporation
6.9% Series A, due January 15, 2011	325,000	325,000
Adjustable Rate Bonds, due August 1, 2002	-	100,000
The Peoples Gas Light and Coke Company
First and Refunding Mortgage Bonds -
6.875% Series X, due March 1, 2015	50,000	50,000
6.37% Series CC, due May 1, 2003	75,000	75,000
5-3/4% Series DD, due December 1, 2023	75,000	75,000
6.10% Series FF, due June 1, 2025	50,000	50,000
	250,000	250,000

Adjustable Rate Bonds -
Series GG, due March 1, 2030	50,000	50,000
Series HH, due March 1, 2030	50,000	50,000
Series II, due March 1, 2030	37,500	37,500
Series JJ, due March 1, 2030	37,500	37,500
Series EE, due December 1, 2023	27,000	27,000
	202,000	202,000

North Shore Gas Company
First Mortgage Bonds -
8% Series J, due November 1, 2020	24,554	24,563
6.37% Series L, due May 1, 2003	15,000	15,000
5.00% Series M, due December 1, 2028	29,460	29,745
	69,014	69,308

Subtotal	846,014	946,308

Less adjustable rate bonds classified as short-term debt	202,000	202,000
Less current maturities of long-term debt	90,000	100,000
Total Long-Term Debt	554,014	644,308

Total Capitalization	$ 1,360,338	$ 1,442,922

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
				Other
	Common	Treasury	Retained	Comprehensive
(In Thousands, except per-share amounts)	Stock	Stock	Earnings	Income (Loss)	Total
Fiscal 2000
Beginning Balance	$ 296,712	$ -	$ 469,134	$ (465)	$ 765,381
Comprehensive Income
Net Income			82,942		82,942
Other Comprehensive Income
Minimum pension liability adjustment				(1,992)	(1,992)
Total Comprehensive Income					80,950

Common Stock issued	1,330				1,330
Treasury Stock		(6,817)			(6,817)
Dividends declared on common stock ($1.99)			(70,584)		(70,584)
September 30, 2000 (1)	$ 298,042	$ (6,817)	$ 481,492	$ (2,457)	$ 770,260

Fiscal 2001
Comprehensive Income
Net Income			96,939		96,939
Other Comprehensive Income
Minimum pension liability adjustment				(558)	(558)
SFAS 133 transitional adjustment				(23,600)	(23,600)
Unrealized hedge gain or (loss)				26,106	26,106
Total Comprehensive Income					98,887

Common Stock issued	1,285				1,285
Treasury Stock		24			24
Dividends declared on common stock ($2.03)			(71,842)		(71,842)
September 30, 2001 (2)	$ 299,327	$ (6,793)	$ 506,589	$ (509)	$ 798,614

Fiscal 2002
Comprehensive Income
Net Income			89,071		89,071
Other Comprehensive Income
Minimum pension liability adjustment				2,524	2,524
Unrealized hedge gain or (loss)				(13,011)	(13,011)
Total Comprehensive Income					78,584

Common Stock issued	2,372				2,372
Treasury Stock		33			33
Dividends declared on common stock ($2.07)			(73,279)		(73,279)
September 30, 2002 (3)	$ 301,699	$ (6,760)	$ 522,381	$ (10,996)	$ 806,324

The Notes to Consolidated Financial Statements are an integral part of these statements.

(1) Accumulated Other Comprehensive Income balance is net of $1.6 million deferred income tax credits related to the minimum pension liabilities.
(2) Accumulated Other Comprehensive Income balance is net of $2.0 million deferred income tax credits related to the minimum pension liabilities and $1.6 million deferred income tax charges related to unrealized hedge gains.
(3) Accumulated Other Comprehensive Income balance is net of $0.3 million deferred income tax credits related to the minimum pension liabilities and $8.6 million deferred income tax charges related to unrealized hedge gains.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For fiscal years ended September 30,
	2002	2001	2000
(In Thousands)		(Restated)	(Restated)
Operating Activities:
Net Income	$ 89,071	$ 96,939	$ 82,942
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization
Per statement of income	98,852	93,190	101,513
Charged to other accounts	4,453	5,835	4,791
Other noncash items charged to income	(1,515)	983	-
Deferred income taxes and investment tax credits - net	42,680	(6,864)	38,763
Change in environmental and other liabilities	62,902	41,145	9,447
Change in prepaid pension costs	(25,978)	(21,674)	(38,969)
Change in noncurrent regulatory assets of utility subsidiaries	(52,854)	(44,290)	(16,745)
Change in undistributed earnings from equity investments	12,316	(7,587)	(11,545)
Major changes in key working capital accounts:
Receivables - net	177,433	(183,485)	(83,015)
Gas in storage	(321)	(1,971)	(3,023)
Gas costs recoverable through rate adjustments	(3,377)	48,025	(43,699)
Net regulatory assets/liabilities of utility subsidiaries	15,583	835	265
Customer deposits	30,271	(5,122)	(1,852)
Accounts payable	(90,719)	104,455	20,927
Accrued taxes	16,083	15,952	(22,330)
Gas costs refundable through rate adjustments	(47,311)	45,608	1,039
Other	623	(14,306)	(3,009)
Net Cash Provided by (Used In) Operating Activities	328,192	167,668	35,500

Investing Activities:
Capital spending	(200,852)	(264,202)	(242,678)
Net change in advances to joint venture partnerships	147,616	(79,174)	(68,442)
Return of capital investments	62,922	37,784	-
Deposits	(25,320)	6,766	(1,237)
Proceeds from sale of assets	1,871	5,933	-
Other	(849)	(470)	(471)
Net Cash Provided By (Used in) Investing Activities	(14,612)	(293,363)	(312,828)

Financing Activities:
Proceeds from (payment of) overdraft facility	17,148	(5,818)	5,818
Short-term debt - net	(219,583)	(60,760)	412,215
Retirement of long-term debt	(100,294)	(355)	(175,071)
Issuance of long-term debt	-	325,000	100,000
Proceeds from issuance of common stock	2,372	1,285	1,330
Dividends paid on common stock	(72,956)	(71,577)	(70,068)
Purchase of treasury stock	-	-	(6,817)
Net Cash Provided by (Used in)Financing Activities	(373,313)	187,775	267,407

Net Increase (Decrease) in Cash and Cash Equivalents	(59,733)	62,080	(9,921)
Cash and Cash Equivalents at Beginning of Year	65,166	3,086	13,007
Cash and Cash Equivalents at End of Year	$ 5,433	$ 65,166	$ 3,086

Supplemental information:
Income taxes paid, net of refunds	$ (1,306)	$ 30,600	$ 23,110
Interest paid, net of amounts capitalized	$ 56,507	$ 65,504	$ 53,452

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME

	For fiscal years ended September 30,
	2002	2001	2000
	(In Thousands)

Revenues	$ 913,523	$ 1,569,896	$ 956,609

Operating Expenses:
Gas costs	380,376	963,883	421,777
Operation and maintenance	211,156	222,540	188,919
Depreciation and amortization	62,125	61,788	75,872
Taxes, other than income taxes	118,342	170,351	124,505
Total Operating Expenses	771,999	1,418,562	811,073

Operating Income	141,524	151,334	145,536

Other Income	7,799	8,354	3,634

Interest Expense	23,673	36,737	33,640

Earnings Before Income Taxes	125,650	122,951	115,530

Income Taxes	47,832	47,692	41,954

Net Income	$ 77,818	$ 75,259	$ 73,576

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED BALANCE SHEETS

	At September 30,
	2002	2001
	(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,150,825	$ 2,098,268
Less - Accumulated depreciation and amortization	813,909	775,750
Net property, plant and equipment	1,336,916	1,322,518
Other investments	11,724	10,683
Total Capital Investments - Net	1,348,640	1,333,201

CURRENT ASSETS:
Cash and cash equivalents	-	60,821
Deposits	21,802	-
Receivables -
Customers, net of reserve for uncollectible
accounts of $31,569 and $44,128, respectively	119,660	219,582
Intercompany receivables	20,071	3,734
Other	13,053	60,284
Materials and supplies, at average cost	8,974	9,360
Gas in storage, at last-in, first-out cost	65,364	67,152
Gas costs recoverable through rate adjustments	7,058	4,469
Regulatory assets	17,747	3,058
Other	1,354	1,684
Total Current Assets	275,083	430,144

OTHER ASSETS:
Prepaid pension costs	182,339	154,715
Noncurrent regulatory assets	138,742	92,689
Deferred charges	15,706	20,031
Total Other Assets	336,787	267,435

Total Assets	$ 1,960,510	$ 2,030,780

CAPITALIZATION AND LIABILITIES
Capitalization (see Consolidated Capitalization Statements)	$ 810,886	$ 870,630

CURRENT LIABILITIES:
Current maturities of long-term debt	75,000	-
Short-term debt	300,146	402,000
Accounts payable	126,445	198,597
Intercompany accounts payable	3,370	15,068
Regulatory liabilities	24,763	-
Dividends payable	11,913	-
Customer deposits	60,389	35,417
Accrued taxes	37,810	44,265
Gas costs refundable through rate adjustments	28	35,638
Accrued interest	5,208	5,154
Total Current Liabilities	645,072	736,139

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	346,723	307,574
Investment tax credits	25,280	25,881
Noncurrent regulatory liabilities, environmental and other	132,549	90,556
Total Deferred Credits and Other Liabilities	504,552	424,011

Total Capitalization and Liabilities	$ 1,960,510	$ 2,030,780

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	2002	2001
(In Thousands, except shares outstanding)
COMMON STOCKHOLDER'S EQUITY:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307
Retained earnings	471,070	458,338
Accumulated other comprehensive income (loss)	(491)	(3,015)
Total Common Stockholder's Equity	635,886	620,630

LONG-TERM DEBT:
First and Refunding Mortgage Bonds -
6.875% Series X, due March 1, 2015	50,000	50,000
6.37% Series CC, due May 1, 2003	75,000	75,000
5-3/4% Series DD, due December 1, 2023	75,000	75,000
6.10% Series FF, due June 1, 2025	50,000	50,000
	250,000	250,000
Adjustable Rate Bonds -
Series GG, due March 1, 2030	50,000	50,000
Series HH, due March 1, 2030	50,000	50,000
Series II, due March 1, 2030	37,500	37,500
Series JJ, due March 1, 2030	37,500	37,500
Series EE, due December 1, 2023	27,000	27,000
	202,000	202,000

Subtotal	452,000	452,000

Less adjustable rate bonds classified as short-term debt	202,000	202,000
Less current maturities of long-term debt	75,000	-
Total Long-Term Debt	175,000	250,000

Total Capitalization	$ 810,886	$ 870,630

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

			Accumulated
			Other
	Common	Retained	Comprehensive
(In Thousands, except per share amounts)	Stock	Earnings	Income (Loss)	Total
Fiscal 2000
Beginning Balance	$ 165,307	$ 433,558	$ (465)	$ 598,400
Comprehensive Income
Net Income		73,576		73,576
Other Comprehensive Income
Minimum pension liability adjustment			(1,992)	(1,992)
Total Comprehensive Income				71,584

Dividends declared on common stock		(64,029)		(64,029)
September 30, 2000 (1)	$ 165,307	$ 443,105	$ (2,457)	$ 605,955

Fiscal 2001
Comprehensive Income
Net Income		75,259		75,259
Other Comprehensive Income
Minimum pension liability adjustment			(558)	(558)
Total Comprehensive Income				74,701

Other		(463)		(463)
Dividends declared on common stock		(59,563)		(59,563)
September 30, 2001 (1)	$ 165,307	$ 458,338	$ (3,015)	$ 620,630

Fiscal 2002
Comprehensive Income
Net Income		77,818		77,818
Other Comprehensive Income
Minimum pension liability adjustment			2,524	2,524
Total Comprehensive Income				80,342

Other		(312)		(312)
Dividends declared on common stock		(64,774)		(64,774)
September 30, 2002 (1)	$ 165,307	$ 471,070	$ (491)	$ 635,886

The Notes to Consolidated Financial Statements are an integral part of these statements.

(1) Accumulated Other Comprehensive Income balance is net of $0.3 million, $2.0 million and $1.6 million of deferred income tax credits at September 30, 2002, 2001 and 2000, respectively.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For fiscal years ended September 30,
	2002	2001	2000
	(In Thousands)
Operating Activities:
Net Income	$ 77,818	$ 75,259	$ 73,576
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	62,125	61,788	75,872
Charged to other accounts	3,980	5,366	3,980
Other noncash items charged (credited) to income	(1,748)	(5,323)	-
Deferred income taxes and investment tax credits - net	34,503	(7,935)	38,737
Change in environmental and other liabilities	47,037	34,423	8,073
Change in prepaid pension costs	(27,624)	(23,431)	(37,823)
Change in noncurrent regulatory assets	(46,053)	(42,921)	(10,798)
Major changes in key working capital accounts:
Receivables - net	130,816	(130,859)	(56,925)
Gas in storage	1,788	3,749	(6,261)
Gas costs recoverable through rate adjustments	(2,589)	40,743	(36,431)
Net regulatory assets/liabilities	10,074	798	(5,065)
Customer deposits	24,972	(2,947)	(2,946)
Accounts payable	(100,583)	84,408	19,249
Accrued taxes	(6,455)	25,491	(14,807)
Gas costs refundable through rate adjustments	(35,610)	33,907	1,039
Other	6,504	(969)	(5,167)
Net Cash Provided by (Used in) Operating Activities	178,955	151,547	44,303

Investing Activities:
Capital spending	(81,343)	(87,465)	(97,400)
Deposits	(21,802)	-	-
Other	(519)	(39)	(339)
Proceeds from sale of assets	1,871	5,933	-
Net Cash Provided by (Used in) Investing Activities	(101,793)	(81,571)	(97,739)

Financing Activities:
Proceeds from (payment of) overdraft facility	16,733	(5,818)	5,818
Short-term debt - net	(101,854)	56,225	302,785
Retirement of long-term debt	-	-	(175,000)
Dividends paid on common stock	(52,862)	(59,562)	(83,883)
Net Cash Provided by (Used in) Financing Activities	(137,983)	(9,155)	49,720

Net Increase (Decrease) in Cash and Cash Equivalents	(60,821)	60,821	(3,716)
Cash and Cash Equivalents at Beginning of Year	60,821	-	3,716
Cash and Cash Equivalents at End of Year	$ -	$ 60,821	$ -

Supplemental information:
Income taxes paid, net of refunds	$ 11,993	$ 31,364	$ 17,199
Interest paid, net of amounts capitalized	$ 22,987	$ 34,149	$ 34,289

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME

	For fiscal years ended September 30,
	2002	2001	2000
	(In Thousands)

Revenues	$ 156,734	$ 274,516	$ 157,446

Operating Expenses:
Gas costs	83,468	194,969	84,384
Operation and maintenance	29,972	27,893	36,166
Depreciation	6,654	6,562	8,833
Taxes - other than income taxes	13,423	16,433	13,485
Total Operating Expenses	133,517	245,857	142,868

Operating Income	23,217	28,659	14,578

Other Income	2,665	368	377

Interest Expense	5,045	5,434	5,114

Earnings Before Income Taxes	20,837	23,593	9,841

Income Taxes	7,916	9,013	3,657

Net Income	$ 12,921	$ 14,580	$ 6,184

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED BALANCE SHEETS

	At September 30,
	2002	2001
ASSETS	(In Thousands)
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 342,498	$ 334,039
Less - Accumulated depreciation	131,523	127,278
Net property, plant and equipment	210,975	206,761
Other investments	22	22
Total Capital Investments - Net	210,997	206,783

CURRENT ASSETS:
Cash and cash equivalents	-	3,475
Deposits	5,062	-
Receivables -
Customers, net of reserve for uncollectible
accounts of $493 and $1,341, respectively	13,479	21,472
Intercompany receivables	5,608	94
Other	670	525
Materials and supplies, at average cost	1,708	2,001
Gas in storage, at last-in, first-out cost	8,796	8,774
Gas costs recoverable through rate adjustments	3,160	2,371
Regulatory assets	527	823
Other	234	385
Total Current Assets	39,244	39,920

OTHER ASSETS:
Prepaid pension costs	-	1,866
Noncurrent regulatory assets	28,494	21,693
Deferred charges	3,353	4,735
Total Other Assets	31,847	28,294

Total Assets	$ 282,088	$ 274,997

CAPITALIZATION AND LIABILITIES
Capitalization (see Consolidated Capitalization Statements)	$ 156,497	$ 170,002

CURRENT LIABILITIES:
Current maturities of long-term debt	15,000	-
Short-term debt	2,210	-
Accounts payable	16,864	19,154
Regulatory liabilities	5,213	-
Intercompany accounts payable	3,544	5,688
Customer deposits	10,221	4,999
Accrued taxes	2,201	913
Gas costs refundable through rate adjustments	-	11,702
Accrued interest	1,704	1,712
Total Current Liabilities	56,957	44,168

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	26,769	25,297
Investment tax credits	3,061	3,146
Noncurrent regulatory liabilities, environmental and other	38,804	32,384
Total Deferred Credits and Other Liabilities	68,634	60,827

Total Capitalization and Liabilities	$ 282,088	$ 274,997

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	2002	2001
(In Thousands, except shares outstanding)
COMMON STOCKHOLDER'S EQUITY:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757
Retained earnings	77,726	75,937
Total Common Stockholder's Equity	102,483	100,694

LONG-TERM DEBT:
First Mortgage Bonds -
8% Series J, due November 1, 2020	24,554	24,563
6.37% Series L, due May 1, 2003	15,000	15,000
5.00% Series M, due December 1, 2028	29,460	29,745
Subtotal	69,014	69,308

Less current maturities of long-term debt	15,000	-
Total Long-Term Debt	54,014	69,308

Total Capitalization	$ 156,497	$ 170,002

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common	Retained
(In Thousands, except per share amounts)	Stock	Earnings	Total
Fiscal 2000
Beginning Balance	$ 24,757	$ 72,142	$ 96,899
Net Income		6,184	6,184
Dividends declared on common stock		(8,992)	(8,992)
September 30, 2000	$ 24,757	$ 69,334	$ 94,091

Fiscal 2001
Net Income		14,580	14,580
Dividends declared on common stock		(7,977)	(7,977)
September 30, 2001	$ 24,757	$ 75,937	$ 100,694

Fiscal 2002
Net Income		12,921	12,921
Dividends declared on common stock		(11,132)	(11,132)
September 30, 2002	$ 24,757	$ 77,726	$ 102,483

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For fiscal years ended September 30,
	2002	2001	2000
	(In Thousands)
Operating Activities:
Net Income	$ 12,921	$ 14,580	$ 6,184
Adjustments to reconcile net income to net cash:
Depreciation
Per statement of income	6,654	6,562	8,833
Charged to other accounts	466	466	811
Deferred income taxes and investment tax credits - net	1,520	753	225
Change in environmental and other liabilities	8,437	429	1,375
Change in prepaid pension costs	(284)	649	(769)
Change in noncurrent regulatory assets	(6,801)	(402)	(335)
Major changes in key working capital accounts:
Receivables - net	2,334	(8,380)	(1,334)
Gas in storage	(22)	92	(74)
Gas costs recoverable through rate adjustments	(789)	7,283	(7,268)
Net regulatory assets/liabilities	5,509	38	(284)
Customer deposits	5,222	121	(440)
Accounts payable	(4,849)	(2,103)	497
Accrued taxes	1,288	(1,630)	(1,495)
Gas costs refundable through rate adjustments	(11,702)	11,702	-
Other	1,818	(749)	681
Net Cash Provided by (Used in) Operating Activities	21,722	29,411	6,607

Investing Activities:
Capital spending	(11,334)	(10,378)	(10,829)
Deposits	(5,062)	-	-
Net Cash Provided by (Used in) Investing Activities	(16,396)	(10,378)	(10,829)

Financing Activities:
Proceeds from (payment of) overdraft facility	415	-	-
Short-term debt - net	2,210	(7,375)	7,375
Retirement of long-term debt	(294)	(355)	(71)
Dividends paid on common stock	(11,132)	(7,977)	(11,131)
Net Cash Provided by (Used in) Financing Activities	(8,801)	(15,707)	(3,827)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,475)	3,326	(8,049)
Cash and Cash Equivalents at Beginning of Year	3,475	149	8,198
Cash and Cash Equivalents at End of Year	$ -	$ 3,475	$ 149

Supplemental information:
Income taxes paid, net of refunds	$ 5,206	$ 6,134	$ 2,921
Interest paid, net of amounts capitalized	$ 4,549	$ 4,732	$ 4,657

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation

Peoples Energy Corporation (the Company) is solely a holding company whose income is derived principally from its utility subsidiaries. The utilities are primarily engaged in the sale and transportation of natural gas to residential, commercial and industrial customers in the Chicago and northeast section of Illinois. It also engages in Midstream Services, Power Generation, Retail Energy Services and Oil and Gas Production.

All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Investments for which the Company's subsidiaries have at least a 20 percent interest, but less than a majority ownership, and partnerships in which the Company has less than a majority interest are accounted for under the equity method. Certain items previously reported for years prior to 2002 have been reclassified to conform to the current-year presentation. (See Note 1H.)

The Company was a 50 percent partner with Enron Midwest in enovate until March 29, 2002 when Enron's interest in the partnership was purchased by the Company. From late March and until its dissolution in September 2002, enovate was reported as a wholly owned subsidiary instead of an investment accounted for under the equity method.

B. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. Revenue Recognition

Gas and electricity sales and transportation revenues are recorded on the accrual basis for all gas and electricity delivered during the month, including an estimate for gas and electricity delivered but unbilled at the end of each month. The amount of accrued unbilled revenues at September 30, 2002 and 2001, for the Company was $32.1 million and $33.1 million, respectively. The amount of accrued unbilled revenues at September 30, 2002 and 2001, for Peoples Gas was $21.0 million and $22.5 million, respectively. The amount of accrued unbilled revenues at September 30, 2002 and 2001, for North Shore Gas was $3.4 million and $3.5 million, respectively.

D. Weather Insurance

The Company is partially protected from the impact of unusually mild weather by a five-year weather insurance policy purchased in fiscal year 2000. The weather insurance program protects earnings when weather falls below 6,000 degree days per fiscal year or about seven percent warmer than normal with payments limited to a maximum of $12.0 million per year and $36.0 million over the life of the policy. Through September 30, 2002, the Company has recorded $17.1 million in weather insurance revenue. The Company retains all upside revenue potential when weather is colder than normal. On a monthly basis, the Company amortizes the premium based on the normal 30-year average temperature and applies the intrinsic value method to measure the contract at an interim balance sheet date. The contract settles annually at the fiscal year-end. The insurance proceeds are reported as revenue.

E. Comprehensive Income

Comprehensive income is the total of net income and all other nonowner changes in equity (other comprehensive income). Comprehensive income includes net income plus the effect of additional pension liability not yet recognized as net periodic pension cost and the unrealized hedge gain or loss on derivative instruments. The Company has reported AOCI in its Consolidated Statements of Stockholders' Equity.

F. Income Taxes

The Company follows the asset and liability method of accounting for deferred income taxes. Under this method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Peoples Gas and North Shore Gas, certain adjustments made to deferred income taxes are, in turn, debited (credited) to regulatory assets (liabilities). (See Note 10C.)

Each utility subsidiary within the consolidated group nets its income tax-related regulatory assets and liabilities. At September 30, 2002 and 2001, net regulatory income tax assets for the Company and Peoples Gas amounted to $18.7 million and $18.8 million, respectively, while net regulatory income tax liabilities for the Company and North Shore Gas recorded in other liabilities equaled $3.4 million and $3.9 million, respectively.

Investment tax credits have been deferred and are being amortized to income over the remaining book lives of related property.

As a result of qualified production from oil and gas reserves that were acquired in December 1999, the Company recognized $4.5 million, $4.7 million and $3.8 million of Section 29 tax credits in fiscal 2002, 2001 and 2000, respectively. Future production credits are scheduled to expire on December 31, 2002.

G. Property, Plant and Equipment

Property, plant and equipment is stated at original cost and includes appropriate amounts of capitalized labor costs, payroll taxes, employee benefit costs, administrative costs and an allowance for funds used during construction or capitalized interest as appropriate.

H. Oil and Gas Production Properties/Change in Accounting

In the first quarter of fiscal 2002, the Company elected to change its method of accounting for oil and gas properties from the full cost method to the successful efforts method. Under the successful efforts method, the cost of exploratory dry holes and other exploration costs are expensed in the period they occur, whereas under the full cost method these costs are capitalized and amortized over future production. In accordance with GAAP, previously reported results have been restated. The impact of the restatement resulted in a reduction in net income of $0.1 million and $3.5 million ($0.10 per share) for fiscal years 2001 and 2000, respectively. The total effect of the restatement on years prior to fiscal 2000 was $3.3 million ($0.09 per share).

I. Depreciation, Depletion and Amortization

The Company's utility subsidiaries charge the cost of maintenance and repairs of property and minor renewals and improvements of property to maintenance expense. When depreciable property is retired, its original cost is charged to the accumulated provision for depreciation. The provision for depreciation substantially reflects the systematic amortization of the original cost of depreciable property, net of the accumulated reserve for depreciation, over the estimated composite remaining useful lives on the straight-line method. Additionally, actual dismantling cost, net of salvage, is recorded as depreciation expense in the month incurred.

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

The consolidated provision for depreciation and amortization for the Company, expressed as an annual percentage of the original cost of depreciable property, was 3.5 percent, 3.5 percent and 4.0 percent for fiscal years 2002, 2001 and 2000, respectively. For Peoples Gas the annual percentage was 3.2 percent, 3.3 percent and 3.8 percent for fiscal years 2002, 2001 and 2000, respectively. For North Shore Gas the annual percentage was 2.2 percent, 2.2 percent and 3.1 percent for fiscal years 2002, 2001 and 2000, respectively.

In the case of oil and gas producing properties, the Company is amortizing the capitalized costs by utilizing the successful efforts method of accounting on an overall units-of-production method based on total estimated proved oil and gas reserves. The fiscal 2002, 2001 and 2000 average rate of depletion was $1.40, $1.39 and $1.23 per Mcf equivalent unit of production, respectively.

J. Gas in Storage

The Company's utility subsidiaries price storage injections at the fiscal-year average of the costs of natural gas supply purchased. Withdrawals from storage for the utilities are priced on the last-in, first-out (LIFO) cost method. The estimated replacement cost of gas in inventory at September 30, 2002 and 2001, exceeded the LIFO cost by approximately $131.2 million and $20.1 million, respectively. The Retail Energy Services and Midstream Services segments account for gas in inventory using the average cost method.

The estimated replacement cost of gas in inventory for Peoples Gas at September 30, 2002 and 2001 exceeded the LIFO cost by approximately $109.3 million and $14.7 million, respectively.

The estimated replacement cost of gas in inventory for North Shore Gas at September 30, 2002 and 2001 exceeded the LIFO cost by approximately $21.9 million and $5.4 million, respectively.

Both Peoples Gas and North Shore Gas' calculation use a year end Chicago citygate gas price of $4.04 for fiscal year 2002 and $1.87 for fiscal year 2001.

K. Regulated Operations

Peoples Gas' and North Shore Gas' utility operations are subject to regulation by the Commission. Regulated operations are accounted for in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of GAAP for companies whose rates are determined by an independent regulator such as the Commission. Under this standard, certain costs or revenues are deferred on the Balance Sheet until recovered or refunded through rates.

The following regulatory assets and liabilities of Peoples Gas and North Shore Gas were reflected on the Consolidated Balance Sheets at September 30:

	Peoples Gas		North Shore Gas
	September 30,		September 30,
	2002	2001	2002	2001
	(In Thousands)
Regulatory assets of subsidiaries
Environmental costs, net of recoveries (see Note 5A)	$ 133,361	$ 72,428	$ 27,436	$ 20,902
Income tax (see Note 1F)	18,702	18,842	-	-
Discount, premium, expenses and loss on reacquired bonds	4,227	4,477	1,535	1,614
Price protection program	199	-	51	-
Total regulatory assets of subsidiaries	156,489	95,747	29,022	22,516

Regulatory liabilities of subsidiaries
Income tax (see Note 1F)	-	-	3,388	3,850
Price protection program	25,996	-	5,424	-
Total regulatory liabilities of subsidiaries	25,996	-	8,812	3,850

Net regulatory assets of subsidiaries	$ 130,493	$ 95,747	$ 20,210	$ 18,666

L. Recovery of Gas Costs

Under the tariffs of Peoples Gas and North Shore Gas, all reasonably incurred gas costs are recoverable from customers. The difference for any month between costs recoverable through the Gas Charge and the actual amount billed to customers under the Gas Charge is recovered from or refunded to customers through future adjustments to the Gas Charge. Such difference for any month is recorded either as a current asset or as a current liability (with a contra entry to Gas Costs). Gas costs consist of two types - Commodity and Non-Commodity costs. The two types are tracked independently and may cause both an account receivable from and an account payable to customers.

For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the Commission were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Gas Charge filings. The proceedings are typically initiated shortly after the close of the fiscal year and take at least a year to 18 months to complete. Proceedings regarding Peoples Gas and North Shore Gas for the fiscal year 2001 costs are currently pending before the Commission. In the proceeding regarding Peoples Gas, the Staff has raised concerns about the prudence of gas costs associated with gas that Peoples Gas resold as part of its normal operational practices. The Staff has not yet submitted evidence or made a specific recommendation, but as part of the discovery process, it filed a motion to compel the production of certain information about these transactions and their possible relationship to Peoples Gas' affiliates. The Commission's Administrative Law Judge has not ruled on the motion, which Peoples Gas is contesting. Peoples Gas submitted additional direct evidence on October 16, 2002. On November 19, 2002, the Administrative Law Judge set a schedule for further proceedings in this matter. An order from the Commission is not expected before the third quarter of calendar 2003. Peoples Gas believes that its gas costs were prudently incurred but cannot predict the outcome of the proceedings. Fiscal year 2002 gas charge reconciliation cases were initiated on November 7, 2002.

M. Recovery of Costs of Environmental Activities Relating to Former Manufactured Gas Operations

For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the operation of a rate mechanism approved by the Commission and known as "Rider 11 - Adjustment for Incremental Costs of Environmental Activities" and related environmental costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of environmental costs recovered through Rider 11 is examined by interested parties. If the Commission were to find that the reconciliation was inaccurate or any environmental costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Rider 11 filings. The proceedings are typically initiated after the close of the fiscal year and take at least a year to 18 months to complete. Proceedings regarding Peoples Gas and North Shore Gas for the fiscal year 2001 costs are final and the Commission has accepted the 2001 costs as reported. (See Note 5A.)

N. Accounting for Gas Supply Contracts

In October 1999, Peoples Gas and North Shore Gas entered into gas purchase and agency agreements with Enron. Under the terms of the agreements, Enron sold and delivered gas to Peoples Gas and North Shore Gas covering baseload requirements plus incremental quantities as needed. In conjunction with these agreements, during fiscal 2000 Enron purchased from Peoples Gas and North Shore Gas specified quantities of the gas that Peoples Gas and North Shore Gas were obligated to buy from their suppliers under existing contracts. Enron purchased these gas supplies at the same point and the same time as they were delivered to Peoples Gas and North Shore Gas, at a sales price exactly matching the purchase price from suppliers. Contractually, Peoples Gas and North Shore Gas took title to the gas when it was delivered, at which point title passed to Enron. The Company recorded the purchases from Enron as gas purchases and netted the applicable purchases from the suppliers with the sales to Enron. Fiscal 2001 and a portion of 2002 purchases were taken directly from Enron.

O. Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 137 and SFAS No. 138 (collectively "SFAS No. 133") on October 1, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the Balance Sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item on the Income Statement. As a result of adopting the standard, the Company recorded a "Cumulative Effect of Accounting Change" transitional adjustment. The transitional impact on the financial statements of adopting SFAS No. 133 as of October 1, 2000, was to reduce earnings by $34,000, net of tax; reduce AOCI by $23.6 million, net of tax; record a liability of $40.0 million; record an increase in investment in equity investees of $0.9 million and record deferred taxes of $15.5 million.

For cash flow hedges, the change in the derivative's fair value, net of applicable taxes, is recorded on the Balance Sheet in AOCI with a contra entry to an asset or liability as appropriate. At the time the hedged transaction is recorded on the Income Statement, the current value of the derivative is transferred from AOCI to the Income Statement. During the life of the hedge, any ineffectiveness, as defined, is recorded immediately in earnings.

For fair value hedges, the change in the value of the derivative is recorded immediately in earnings in the same month. The change in the fair value of the hedged asset or liability is also recorded immediately in earnings.

The Company records all hedging gains and losses in the same Income Statement category as the underlying hedged transaction. The fair value of the derivative, until settled, is recorded in other receivables, deferred charges, accounts payable or deferred credits and other liabilities based on the current value and the projected settlement dates of the hedges.

The Company has hedged various anticipated cash flow transactions through December 2006. The majority of these hedges are related to the Company's forecasted sales of produced oil and gas of its Oil and Gas subsidiary. During the 12 months ended September 30, 2002, the Company recorded in earnings a $5.4 million gain ($3.3 million, net of tax) related to hedge activity. The majority of this activity was previously recorded in AOCI with the exception of gains and losses attributable to hedges entered into during the current fiscal year, which accounted for a $2.0 million net loss. The Company anticipates reclassifying, in the next 12 months, $1.8 million of deferred gains from AOCI into earnings, as calculated using commodity prices at September 30, 2002. As of September 30, 2002, the Company has $23.2 million of derivative liabilities, $40.3 million of derivative assets and has cumulative deferred losses in AOCI of $7.4 million, net of taxes. The Company also records adjustments to AOCI to reflect its share of AOCI amounts recorded by partnerships related to their hedging activity. The Company records an offsetting amount to its investment in the partnership.

During fiscal 2002, the Midstream Services segment entered into a fair value hedge of inventory it holds in connection with its fuel manager obligation for the Elwood facility. Changes in the value of the derivatives are recorded in gas costs with a simultaneous entry to gas costs for any change in the fair value of the physical inventory being hedged. This hedge had an immaterial effect on fiscal year results.

Peoples Gas and North Shore Gas use derivative transactions to help mitigate volatility in their respective gas charges. Since these derivative instruments are not designated as hedges and are employed to support gas costs charged to regulated gas customers, the accounting for these derivative instruments is subject to SFAS No. 71. Any gains or losses associated with this activity will be included in gas costs passed through to utility customers offsetting actual cost of gas purchased. As of September 30, 2002, the balance in regulatory liabilities related to these transactions for Peoples Gas and North Shore Gas was $26.0 million and $5.4 million, respectively. Peoples Gas has $0.3 million recorded in regulatory assets related to this program.

Derivative hedges with Enron, which were deemed ineffective in the first quarter of fiscal 2002, were collected in the second quarter and the Company has no further exposure to Enron with respect to these hedges.

P. Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

Under the Company's cash management practices, checks issued pending clearance that result in overdraft balances for accounting purposes are included in the accounts payable balance and total $17.1 million ($16.7 million for Peoples Gas and $0.4 million for North Shore Gas) as of September 30, 2002. There was no overdraft at September 30, 2001.

Q. Recent Accounting Pronouncements

Accounting Standards Adopted within the Current Fiscal Year. During July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment of intangible assets with indefinite lives in the year of adoption and an annual impairment test of those assets thereafter. The Company, Peoples Gas and North Shore Gas adopted SFAS No. 142, effective October 1, 2001. However, the Company and its subsidiaries have no goodwill on their books resulting from acquisitions and the Company also has no recorded intangible assets that have indefinite lives. Therefore, adoption of SFAS Nos. 141 and 142 had no impact.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company elected early adoption, which did not have a material effect on its financial condition or results of operations.

2: BUSINESS SEGMENTS

The Company has six business segments: Gas Distribution, Power Generation, Midstream Services, Retail Energy Services, Oil and Gas Production and Other. Operating income also includes the effect of corporate activities and consolidating adjustments.

The Company has determined its business segments based on regulation and on type of products or services and activity related to those products or services, such as production versus marketing of natural gas. These segments are consistent with how the Company's senior management develops overall strategy for the Company. The financial performance of each segment is evaluated based on its operating and equity investment income before interest expense, other income and expense and income taxes. The accounting policies of the six segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. No single customer represents more than 10 percent of consolidated revenues. All of the segments' reportable revenues are derived from sources within the United States and all segments' reportable long-lived assets are located in the United States.

The Gas Distribution segment is the Company's core business. Its two regulated utilities purchase, store, distribute, sell and transport natural gas to approximately one million retail customers through a 6,000-mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois. The Company also owns a storage facility in central Illinois and a pipeline that connects the facility and six major interstate pipelines to Chicago.

The Power Generation segment is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. The Company is a 50 percent investor in Elwood and a 30 percent investor in SCEP.

The Midstream Services segment performs wholesale activities that provide value to utilities, marketers and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates a natural gas liquids peaking facility and is active in other asset-based wholesale activities.

The Retail Energy Services segment provides gas, electricity and energy management services, including energy alternatives, to industrial, commercial and residential customers regionally within Illinois.

The Oil and Gas Production segment is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. The Company also has an equity investment in EnerVest, which develops and manages a portfolio of oil and gas producing properties.

The Company is involved in other activities such as district heating and cooling. These business development activities do not fall under the above segments and are reported in the Other segment.

The activities of Peoples Gas and North Shore Gas are mainly within the Gas Distribution segment with only immaterial amounts of activity in other segments. Total segment capital assets include net property, plant and equipment, investments in equity investees, and certain intangible assets classified in other assets.

	Gas	Power	Midstream	Retail Energy	Oil and Gas		Corporate and
(In Thousands)	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Fiscal 2002
Revenues	$1,067,297	$ 4,619	$193,004	$167,787	$ 65,710	$ 48	$(15,931)	$1,482,534
Depreciation, Depletion and Amortization	68,779	120	749	1,758	27,312	30	104	98,852
Operating Income (Loss)	167,313	(1,151)	11,505	1,549	18,276	(1,194)	(24,949)	171,349
Equity Investment Income	-	11,216	1,297	-	(2,134)	417	-	10,796
Operating and Equity Investment Income	167,313	10,065	12,802	1,549	16,142	(777)	(24,949)	182,145
Segment Capital Assets	1,547,891	1,002	5,270	9,129	215,870	1,231	925	1,781,318
Investments in Equity Investees	-	123,254	-	-	27,400	4,203	-	154,857
Capital Spending	92,652	56,725	3,962	1,087	45,748	625	53	200,852
Return of Advances to Joint Venture Partnerships	$ -	$(147,616)	$ -	$ -	$ -	$ -	$ -	$(147,616)

Fiscal 2001
Revenues	$1,835,427	$ -	$131,957	$256,535	$ 53,988	$ 123	$(7,812)	$2,270,218
Depreciation, Depletion and Amortization	68,351	1	536	1,660	22,292	66	284	93,190
Operating Income (Loss)	178,362	(4,620)	6,668	(3,007)	12,703	(1,727)	(26,488)	161,891
Equity Investment Income	-	24,566	11,348	-	6,427	847	-	43,188
Operating and Equity Investment Income	178,362	19,946	18,016	(3,007)	19,130	(880)	(26,488)	205,079
Segment Capital Assets	1,529,279	5,061	6,517	10,177	199,746	2,453	1,064	1,754,297
Investments in Equity Investees	-	116,663	11,665	-	27,375	4,787	-	160,490
Capital Spending	97,661	14,180	2,163	3,158	146,016	1,006	18	264,202
Advances to Joint Venture Partnerships	$ -	$ 79,174	$ -	$ -	$ -	$ -	$ -	$ 79,174

Fiscal 2000
Revenues	$1,116,141	$ -	$132,722	$142,233	$ 31,139	$ 40	$(4,742)	$1,417,533
Depreciation, Depletion and Amortization	84,704	-	527	1,689	14,400	66	127	101,513
Operating Income (Loss)	163,397	(3,710)	10,151	(4,165)	1,741	(1,151)	(12,704)	153,559
Equity Investment Income	-	15,197	217	-	1,736	544	-	17,694
Operating and Equity Investment Income	163,397	11,487	10,368	(4,165)	3,477	(607)	(12,704)	171,253
Segment Capital Assets	1,504,983	42,082	7,010	8,679	81,717	2,514	1,282	1,648,267
Investments in Equity Investees	-	106,048	1,233	-	27,097	4,939	-	139,317
Capital Spending	108,230	41,911	868	1,431	87,832	3,301	(895)	242,678
Advances to Joint Venture Partnerships	$ -	$ 68,442	$ -	$ -	$ -	$ -	$ -	$ 68,442

Reconciliation of Capital Investments

	Fiscal Year Ended September 30,
	2002	2001	2000
	(In Thousands)

Capital Investments
Segment capital assets	$ 1,781,318	$ 1,754,297	$ 1,648,267
Investments in equity investees	154,857	160,490	139,317
Other investments not included in
above categories	15,476	14,461	22,508
Total Capital Investments - Net	$ 1,951,651	$ 1,929,248	$ 1,810,092

3: EQUITY INVESTMENTS

The Company has a number of investments that are accounted for as unconsolidated equity method investments. During the second quarter of fiscal 2002, the Company acquired Enron's 50 percent interest in enovate, its partnership with Enron. Results from this business were recorded in the Midstream Services segment as a consolidated subsidiary from March 2002 until enovate was liquidated in September 2002. Individually, the Company's equity investments do not meet the requirements for financial disclosure. However, in aggregate these investments were material at September 30, 2002. The Company records its share of income gains and losses based on financial information it receives from the partnerships.

The following table presents total activity of equity method investees and the Company's share of financial results from unconsolidated equity method investments.

	Fiscal years ended September 30,
(In Thousands)	2002	2001	2000
Gross Results from Equity Investments
Revenues	$ 235,759	$ 437,579	$ 106,421
Operating Income	60,194	102,735	43,131
Interest Expense	41,911	8,259	6,497
Equity Investment Income	18,777	95,555	37,867
Total Assets	895,400	1,026,063	496,350
Total Liabilities	$ 467,500	$ 673,152	$ 183,206

Peoples Energy's Share
Total Equity Investments
Revenues	$ 106,230	$ 200,006	$ 46,636
Operating Income	30,333	45,696	19,519
Interest Expense	19,734	3,031	2,420
Equity Investment Income	10,796	43,188	17,694
Undistributed Partnership Income Included in Retained Earnings	12,316	(7,587)	(11,545)
Total Assets	388,939	482,264	221,645
Total Liabilities	$ 230,816	$ 322,353	$ 81,958

4: CONCENTRATION OF CREDIT RISK

Peoples Gas provides natural gas service to approximately 850,000 customers within the City of Chicago. North Shore Gas provides natural gas service to about 150,000 customers within approximately 275 square miles in northeastern Illinois. Credit risk for the utility companies is spread over a diversified base of residential, commercial and industrial customers.

Peoples Gas and North Shore Gas encourage customers to participate in their long-standing budget payment programs, which allow the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, when appropriate.

Peoples Energy Resources, the Company's Midstream Services and Power Generation subsidiary, buys and sells natural gas through a variety of counterparties. In addition, the Company has ownership interests in two natural gas fired power plants: Elwood (50 percent) and SCEP (30 percent). Elwood's plant capacity and output has been sold on a long-term basis to three counterparties: Aquila, Engage and Exelon. SCEP's plant capacity and output has been sold on a long-term basis to Exelon.

Moody's Investors Service and Standard & Poor's Ratings Services recently downgraded Aquila's senior unsecured debt rating to below investment grade. As a result of Aquila's credit rating downgrades, Aquila has posted letters of credit equal to six months of capacity payments for the benefit of Elwood. In the event Aquila does not fulfill its payment obligations or terminates its power sales tolling agreements and Elwood cannot make adequate alternate arrangements, Elwood could suffer a revenue shortfall or an increase in its costs that could adversely affect the ability of Elwood to fully perform its obligations under the indenture related to its outstanding bonds. If Elwood is adversely affected by the failure of Aquila to make payments under its power sales agreements, the Company may receive substantially reduced or no investment income from Elwood. At this time, the Company cannot determine whether or to what extent Aquila's failure to pay Elwood would result in a material adverse effect on the Company.

Peoples Energy Services, the Company's Retail Energy subsidiary, sells natural gas and electricity to approximately 14,000 commercial and industrial customers in northern Illinois.

Peoples Energy Production, the Company's Oil and Gas Production subsidiary, owns nonoperated interests in oil and gas reserves, which are managed by 54 operators. In addition, the Company operates 66 wells with 95 percent of the production from these wells being sold to a single marketer, Cima Energy LLC.

5: ENVIRONMENTAL MATTERS

A. Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. Two of the manufactured gas sites are discussed in more detail below. The subsidiaries are addressing an additional 32 manufactured gas sites under a program supervised by the IEPA. Investigations have been completed at all or portions of 27 sites. Remediations have been completed at all or portions of four sites.

In 1990, North Shore Gas entered into an Administrative Order on Consent (AOC) with the United States EPA and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a manufactured gas site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS was comprised of an investigation to determine the nature and extent of contamination at the Waukegan Site and a feasibility study to develop and evaluate possible remedial actions. North Shore Gas entered into the AOC after being notified by the EPA that North Shore Gas, General Motors Corporation (GMC) and Outboard Marine Corporation (OMC) were each a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and remedial work that the EPA determines is necessary. Other parties identified as PRPs did not enter into the AOC.

Under the terms of the AOC, North Shore Gas is responsible for the cost of the RI/FS. North Shore Gas believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has shared equally with North Shore Gas in funding of the RI/FS cost, without prejudice to GMC's or North Shore Gas' right to seek a lesser cost responsibility at a later date.

In 1999, the EPA notified GMC, OMC, Elgin Joliet and Eastern Railway Company and North Shore Gas that they were potentially liable with respect to the Waukegan Site and that the EPA intended to begin discussions regarding the design and implementation of the remedial action selected for the Waukegan Site.

In 1999, the EPA issued the Record of Decision (ROD) selecting the remedial action for the Waukegan Site. The remedy consists of on-site treatment of ground water, off-site treatment and disposal of soil containing polynuclear aeromatic hydrocarbons or creosote and on-site solidification/stabilization of arsenic-contaminated soils. The EPA has estimated the present worth of the remedy to be $26.5 million (representing the present worth of estimated capital costs and of estimated operation and maintenance costs).

In 2000, OMC filed a petition in federal bankruptcy court seeking protection under Chapter 11 of the United States Bankruptcy Code. On August 20, 2001, the bankruptcy court entered an order converting OMC's Chapter 11 case to a Chapter 7 case.

North Shore Gas and the other parties notified by the EPA have been discussing implementation of the remedy and the allocation of costs associated with the investigation and remediation of the Waukegan Site. In July 2001, North Shore Gas and the other PRPs entered into an AOC with the EPA to conduct the remedial design for the Waukegan Site.

On June 15, 2001, North Shore Gas entered into a settlement agreement with one of the PRPs and is continuing discussion with the remaining parties.

In June 2002, the City of Waukegan purchased the Waukegan Site from the OMC bankruptcy trustee. In October 2002, the City of Waukegan rezoned the property from industrial to residential. At this time, management is unable to determine whether, or to what extent, the change in ownership and change in zoning will affect remedial costs at the Waukegan Site.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 2002, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $133.4 million; for North Shore Gas the total was $27.4 million; and for the Company on a consolidated basis the total deferred was $160.8 million. Each of these amounts includes the low end of a range of costs that management estimates the utilities will incur in investigating and remediating the manufactured gas sites. Management estimates that additional costs in the following amounts are reasonably possible: for Peoples Gas, $44.2 million; for North Shore Gas, $7.5 million; for the Company on a consolidated basis, $51.7 million. Management's estimates are based upon an ongoing review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, including updated estimates based on completed investigations or specific remedial plans. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their manufactured gas sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. The utilities have reached settlement agreements with several of the insurance carriers. The utilities are applying portions of the proceeds from these settlements to pay costs otherwise recoverable through rates. The costs deferred at September 30, 2002 have been reduced by the portions of the settlement proceeds that have yet to be applied to pay such costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at September 30, 2002 have not been reduced to reflect recoveries from other insurance carriers.

Management believes that the costs incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers, other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission.

B. Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado (Denver site). Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31.0 million. Salomon has provided financial assurance for the performance of the remediation of the site.

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

In 1998, the United States Court of Appeals, Seventh Circuit, reversed the District Court's decision and remanded the case for determination of what liability, if any, the former entity has and therefore North Shore Gas has for activities at the site.

In 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA's announcement followed a six-month scientific/technical review by the agency of the remedy's effectiveness. In 2000, the EPA amended the ROD to require removal of the radioactive wastes from the site to a licensed off-site disposal facility. The EPA estimates that this action will cost an additional $21.5 million (representing the present worth of estimated capital costs and estimated operation and maintenance costs).

In December 2001, Shattuck entered into a proposed settlement agreement with the United States and the State of Colorado regarding past and future response costs at the site. In August 2002, the agreement was approved by the District Court for the District of Colorado. Under the terms of the agreement, Shattuck will pay, in addition to amounts already paid for response costs at the site, approximately $7.2 million in exchange for a release from further obligations at the site. The release will not apply in the event that new information shows that the remedy selected in the amended ROD is not protective of human health or the environment or if it becomes necessary to remediate contaminated groundwater beneath or emanating from the site.

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

6: COMMITMENTS AND CONTINGENCIES

A. Leases

The Company leases its headquarters and other office space under agreements that expire in various years through 2010. The rental obligations consist of a base rent plus operating expenses and taxes. Rental expenses under operating leases were $9.2 million, $8.7 million and $8.1 million for September 30, 2002, 2001 and 2000, respectively.

At September 30, 2002, the minimum rental commitments payable in future years under all noncancellable leases are from $4.0 million to $4.4 million a year for fiscal years 2003 through 2007 and $10.1 million for the remaining fiscal years thereafter.

B. Long-term Commitments

Total commitments at September 30, 2002 were $223.5 million and include gas purchases, storage, transportation, computer related and miscellaneous long-term commitments and short-term capital purchase commitments. Total commitments of Peoples Gas and North Shore Gas as of September 30, 2002, amounted to $141.2 million and $21.3 million, respectively.

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	More than
Contractual cash obligations	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$ 846.0	$ 90.0	$ -	$ -	$ 756.0
Operating leases	31.2	4.3	8.4	8.4	10.1
Other long-term obligations (2)	223.5	67.1	87.4	50.0	19.0
Total contractual cash obligations	$ 1,100.7	$ 161.4	$ 95.8	$ 58.4	$ 785.1

(1) Includes adjustable rate bonds classified as short-term debt.
(2) Includes gas purchases, storage, transportation and computer related and miscellaneous and short-term capital purchase commitments.

The following table summarizes Peoples Gas' long-term minimum contractual obligations:

	Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	More than
Contractual cash obligations	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$ 452.0	$ 75.0	$ -	$ -	$ 377.0
Operating leases	27.9	3.1	6.7	8.0	10.1
Other long-term obligations (2)	141.2	46.9	63.5	30.8	-
Total contractual cash obligations	$ 621.1	$ 125.0	$ 70.2	$ 38.8	$ 387.1

(1) Includes adjustable rate bonds classified as short-term debt.
(2) Includes gas purchases, storage, transportation, computer related and miscellaneous long-term commitments and short-term capital purchase commitments.

The following table summarizes North Shore Gas' long-term minimum contractual obligations:

Payments Due by Period
(In Millions)		Less than	1 to 3	4 to 5	More than
Contractual cash obligations	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$ 69.0	$ 15.0	$ -	$ -	$ 54.0
Operating leases	-	-	-	-	-
Other long-term obligations (2)	21.3	7.8	8.3	5.2	-
Total contractual cash obligations	$ 90.3	$ 22.8	$ 8.3	$ 5.2	$ 54.0

(1) Includes adjustable rate bonds classified as short-term debt.
(2) Includes gas purchases, storage, transportation, computer related and miscellaneous long-term commitments and short-term capital purchase commitments.

C. Guarantees and Standby Letters of Credit

As of September 30, 2002, there were $55.4 million of guarantees for debt service and operational guarantees of the Company's unconsolidated equity investments or other third party obligation, which is down from $66.4 million at September 30, 2001. Standby letters of credit were $4.7 million compared to $3.2 million at September 30, 2001.

Commitments Due by Period
Total
	Amounts	Less than	1 to 3	4 to 5	More than
Other commercial commitments	Committed	1 Year	Years	Years	5 Years
Standby letters of credit	$ 4.7	$ -	$ -	$ -	$ 4.7
Guarantees of unconsolidated equity investees	55.4	-	12.5	-	42.9
Total other commercial commitments	$ 60.1	$ -	$ 12.5	$ -	$ 47.6

Peoples Gas has one standby letter of credit totaling $2.4 million as of September 30, 2002. North Shore Gas has none.

7: ACCOUNTS RECEIVABLE

The following table presents the status of accounts receivable balances of the Company's utility subsidiaries.

	Peoples Gas		North Shore Gas
	At September 30,		At September 30,
	2002	2001	2002	2001
	(Dollars In Millions)

Gross customer accounts receivable	$ 151.2	$ 263.7	$ 14.0	$ 22.8
Reserve for uncollectible accounts	31.6	44.1	0.5	1.3
Net customer accounts receivable	$ 119.6	$ 219.6	$ 13.5	$ 21.5

Reserve for uncollectible accounts as a
percent of gross customer accounts receivable	20.9%	16.7%	3.6%	5.7%

At the end of fiscal 2001, Peoples Gas recorded an $8.5 million special charge to increase its reserve for uncollectible accounts to $44.1 million. This reserve balance was expected to be adequate to account for charge offs occurring over the following 12 months. At March 31, 2002, Peoples Gas' charge off expectations were still in line with the prior estimate. At that time, Peoples Gas' net charge offs for fiscal 2002 were estimated to be about $44.8 million, in line with the September 30, 2001 reserve balances. However, at June 30, 2002, Peoples Gas estimated that a larger reserve for uncollectible accounts was needed. Therefore, in the third quarter of fiscal 2002, Peoples Gas recorded a $17.0 million special charge increasing the total reserve for uncollectible accounts. This charge is in addition to the fiscal year 2002 provision for uncollectibles of $34.7 million. This adjustment was based on an updated analysis, which reflected an additional quarter of credit and collection activity and customer payment experience. The Company and Peoples Gas believe that with this adjustment, the reserve is adequate given what is known today. However, the reserve for uncollectible accounts remains an estimate and could require further adjustment if circumstances change. Peoples Gas is continuing its outreach efforts to its customers, is aggressively pursuing collections of past due balances and has instituted many new credit policies and procedures.

The following table details Peoples Gas' aging of accounts receivable balances.

	Total
	Accounts		Past Due
	Receivable	Current	30-89 Days	90-149 Days	Over 150 Days
	(Dollars in Millions)

September 30, 2002	$151.2	$52.0	$21.7	$19.0	$58.5
Percentage	100	34	14	13	39

September 30, 2001	$263.7	$71.3	$36.9	$38.6	$116.9
Percentage	100	27	14	15	44

8: RETIREMENT AND POSTRETIREMENT BENEFITS

The Company and its subsidiaries participate in two defined benefit pension plans covering substantially all employees. These plans provide pension benefits that generally are based on an employee's length of service, compensation during the five years preceding retirement and social security benefits. Employees who began participation in the nonunion pension plan July 1, 2001 and thereafter will have their benefits determined based on their compensation during the five years preceding termination of employment and an age-based percentage credited to them for each year of their participation. The Company and its subsidiaries make contributions to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law. The Company also has a nonqualified pension plan that provides certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law. Retiring employees have the option of receiving retirement benefits in the form of annuities or a lump sum payment.

In addition, the Company and its subsidiaries currently provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. The plans are funded based upon actuarial determinations and in consideration of tax regulations as well as the Company's funding policy. The Company accrues the expected costs of such benefits over the average remaining service lives of all employees.

Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation, reconciliations of the beginning and ending balances of the plan assets, and the funded status of these plans for years 2002 and 2001, based on a July 1 to June 30 measurement year, are as follows:

Peoples Energy
(In Millions) For Fiscal Years	2002		2001
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Change in benefit obligation
Benefit obligation at beginning of measurement period	$ 453.9	$ 104.6	$ 356.0	$ 109.4
Service cost	13.9	3.5	11.8	4.0
Interest cost	32.0	8.0	29.2	8.6
Participant contributions	-	3.9	-	3.7
Plan amendment	(8.3)	(5.9)	59.0	(4.9)
Special benefits cost	-	-	24.9	1.3
Actuarial (gain) / loss	30.0	3.7	32.6	(6.5)
Benefits paid	(111.1)	(12.4)	(59.6)	(11.0)
Benefit obligation at end of measurement period (June 30)	$ 410.4	$ 105.4	$ 453.9	$ 104.6

Change in plan assets
Market value of plan assets as of measurement period (June 30)	$ 634.1	$ 72.7	$ 669.5	$ 83.0
Actual return on plan assets	(38.7)	(4.7)	24.2	(5.3)
Employer contributions (including nonqualified plans)	1.0	0.1	-	2.3
Participant contributions	-	3.9	-	3.7
Benefits paid	(111.1)	(12.4)	(59.6)	(11.0)
Market value of plan assets at end of measurement period	$ 485.3	$ 59.6	$ 634.1	$ 72.7

Excess (deficit) of plan assets over benefit obligation	$ 74.9	$ (45.8)	$ 180.2	$ (31.9)
Unrecognized net transition obligation (asset)	(3.7)	35.9	(5.9)	45.6
Unrecognized prior service cost	49.3	-	61.4	-
Unrecognized net (gain) / loss	52.6	(8.9)	(86.9)	(23.8)
Contributions: July 1 to September 30	5.7	0.1	-	-
Prepaid (accrued) benefit cost at September 30	$ 178.8	$ (18.7)	$ 148.8	$ (10.1)

Amounts recognized in the consolidated balance
sheets consist of:
Prepaid pension cost	$ 179.7		$ 153.7
Accrued benefit liability	(1.7)		(11.3)
Intangible asset	-		1.4
Accumulated other comprehensive income	0.8		5.0
	$ 178.8		$ 148.8

The Company's nonqualified pension plan has an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation for the nonqualified plan was $7.4 million at June 30, 2002 and $11.3 million at June 30, 2001. There are no plan assets in the nonqualified plan due to the nature of the plan.

Peoples Gas
(In Millions) For Fiscal Years	2002		2001
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Change in benefit obligation
Benefit obligation at beginning of measurement period	$ 417.4	$ 95.2	$ 326.7	$ 99.7
Service cost	12.1	3.0	10.5	3.6
Interest cost	29.5	7.3	26.9	7.9
Participant contributions	-	3.6	-	3.4
Plan amendment	(7.4)	(5.3)	54.8	(4.4)
Special benefits cost	-	-	22.2	1.1
Transfers	2.1	-	(0.7)	-
Actuarial (gain) / loss	25.9	3.2	29.0	(5.9)
Benefits paid	(102.1)	(11.4)	(52.0)	(10.2)
Benefit obligation at end of measurement period (June 30)	$ 377.5	$ 95.6	$ 417.4	$ 95.2

Change in plan assets
Market value of plan assets as of measurement period (June 30)	$ 600.5	$ 67.3	$ 630.2	$ 76.8
Actual return on plan assets	(36.5)	(4.3)	23.0	(4.8)
Employer contributions (including nonqualified plans)	1.0	0.1	-	2.1
Participant contributions	-	3.6	-	3.4
Transfers	2.1	-	(0.7)	-
Benefits paid	(102.1)	(11.4)	(52.0)	(10.2)
Market value of plan assets at end of measurement period	$ 465.0	$ 55.3	$ 600.5	$ 67.3

Excess (deficit) of plan assets over benefit obligation	$ 87.5	$ (40.3)	$ 183.1	$ (27.9)
Unrecognized net transition obligation (asset)	(3.6)	32.7	(5.7)	41.5
Unrecognized prior service cost	46.1	-	57.2	-
Unrecognized net (gain) / loss	45.8	(8.9)	(84.7)	(22.4)
Contributions: July 1 to September 30	-	0.1	-	-
Non-qualified plans:
Contributions: July 1 to September 30	5.7	-	-	-
Recognition of additional minimum liability	(0.8)	-	(6.4)	-
Prepaid (accrued) benefit cost at September 30	$ 180.7	$ (16.4)	$ 143.5	$ (8.8)

North Shore Gas
(In Millions) For Fiscal Years	2002		2001
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Change in benefit obligation
Benefit obligation at beginning of measurement period	$ 28.5	$ 8.5	$ 25.7	$ 9.2
Service cost	1.1	0.3	1.0	0.4
Interest cost	2.0	0.6	2.0	0.7
Participant contributions	-	0.3	-	0.3
Plan amendment	(0.4)	(0.5)	3.7	(0.4)
Special benefits cost	-	-	1.8	0.2
Transfers	0.2	-	(0.2)	-
Actuarial (gain) / loss	4.3	0.7	2.1	(1.0)
Benefits paid	(6.6)	(1.0)	(7.6)	(0.9)
Benefit obligation at end of measurement period (June 30)	$ 29.1	$ 8.9	$ 28.5	$ 8.5

Change in plan assets
Market value of plan assets as of measurement period (June 30)	$ 27.6	$ 4.7	$ 34.4	$ 5.5
Actual return on plan assets	(1.8)	(0.4)	1.0	(0.4)
Employer contributions (including nonqualified plans)	-	-	-	0.2
Participant contributions	-	0.3	-	0.3
Transfers	0.2	-	(0.2)	-
Benefits paid	(6.6)	(1.0)	(7.6)	(0.9)
Market value of plan assets at end of measurement period	$ 19.4	$ 3.6	$ 27.6	$ 4.7

Excess (deficit) of plan assets over benefit obligation	$ (9.7)	$ (5.3)	$ (0.9)	$ (3.8)
Unrecognized net transition obligation (asset)	(0.1)	3.2	(0.1)	3.9
Unrecognized prior service cost	3.2	-	3.7	-
Unrecognized net (gain) / loss	5.6	-	(3.0)	(1.5)
Contributions: July 1 to September 30	-	-	-	-
Non-qualified plans:
Contributions: July 1 to September 30	-	-	-	-
Recognition of additional minimum liability	-	-	-	-
Prepaid (accrued) benefit cost at September 30	$ (1.0)	$ (2.1)	$ (0.3)	$ (1.4)

Net pension benefit cost and net postretirement benefit cost for all plans for the Company for fiscal 2002, 2001 and 2000 included the following components:

	For fiscal years ended September 30,
	2002	2001	2000
Pension Benefit Cost	(In Millions)
Service cost - benefits earned
during the year	$ 13.9	$ 11.8	$ 12.0
Interest cost on projected pension
benefit obligation	32.0	29.2	27.9
Expected return on plan assets (gain)	(55.2)	(57.1)	(54.7)
Amortization of:
Net transition (asset) / obligation	(1.5)	(1.8)	(2.0)
Prior service cost	3.9	1.8	0.6
Net (gain) / loss	(3.1)	(5.7)	(4.9)
Net periodic benefit cost (credit)	(10.0)	(21.8)	(21.1)

Special benefit cost due to special retirement program	-	24.9	-
Settlement accounting	(13.2)	(23.2)	(16.9)
Net pension cost (credit)	$ (23.2)	$ (20.1)	$ (38.0)

	For fiscal years ended September 30,
	2002	2001	2000
Other Postretirement Benefit Cost	(In Millions)
Service cost - benefits
earned during the year	$ 3.5	$ 4.0	$ 4.1
Interest cost on accumulated
postretirement benefit obligation	8.0	8.6	8.0
Expected return on plan assets (gain)	(5.5)	(6.3)	(6.0)
Amortization of:
Net transition (asset) / obligation	3.8	4.2	4.2
Net (gain) / loss	(1.0)	(1.5)	(1.4)
Net periodic postretirement
benefit cost	8.8	9.0	8.9
Special benefit cost due to special retirement program	-	1.3	-
Net postretirement benefit cost	$ 8.8	$ 10.3	$ 8.9

In 2002, 2001 and 2000, the Company recognized net gains of $13.2 million, $23.2 million and $16.9 million, respectively, from the settlement of portions of pension plan obligations. In 2001, a special-benefit cost of $26.2 million ($24.9 million for pension benefit cost and $1.3 million for postretirement benefit cost) was recognized to reflect the cost of an accelerated pension payout to certain employees. (See Note 9.)

The fiscal 2002 settlement does not include a charge of $4.7 million to the nonqualified pension plan caused by the retirement of an executive officer of the Company in the fourth quarter. Because the retirement occurred after the measurement year (July 1, 2001 through June 30, 2002), the cost will be recognized in the first quarter of fiscal 2003.

Net pension benefit cost and net postretirement benefit cost for all plans for Peoples Gas for fiscal 2002, 2001 and 2000 included the following components:

	For fiscal years ended September 30,
	2002	2001	2000
	(In Millions)
Pension Benefit Cost
Service cost - benefits earned
during the year	$ 12.1	$ 10.5	$ 10.8
Interest cost on projected pension
benefit obligation	29.5	26.8	25.6
Expected return on plan assets (gain)	(52.5)	(53.8)	(51.6)
Amortization of:
Net transition (asset) / obligation	(1.5)	(1.8)	(1.9)
Prior service cost	3.6	1.6	0.5
Net (gain) / loss	(2.9)	(5.4)	(4.6)
Net periodic benefit cost (credit)	(11.7)	(22.1)	(21.2)

Special benefit cost due to special retirement program	-	22.2	-
Settlement accounting	(13.3)	(22.0)	(16.1)
Net pension cost (credit)	$ (25.0)	$ (21.9)	$ (37.3)

	For fiscal years ended September 30,
	2002	2001	2000
	(In Millions)
Other Postretirement Benefit Cost
Service cost - benefits
earned during the year	$ 3.0	$ 3.6	$ 3.7
Interest cost on accumulated
postretirement benefit obligation	7.3	7.9	7.3
Expected return on plan assets	(5.0)	(5.8)	(5.5)
Amortization of:
Net transition (asset) / obligation	3.5	3.8	3.8
Net (gain) / loss	(1.0)	(1.5)	(1.3)
Net periodic postretirement benefit cost	7.8	8.0	8.0
Special benefit cost due to special retirement program	-	1.1	-
Net postretirement benefit cost	$ 7.8	$ 9.1	$ 8.0

In 2002, 2001 and 2000, Peoples Gas recognized net gains of $13.3 million, $22.0 million and $16.1 million, respectively, from the settlement of portions of pension plan obligations. In 2001, a special-benefit cost of $23.3 million ($22.2 million for pension expense and $1.1 million for postretirement benefit cost) was recognized to reflect the cost of an accelerated pension payout to certain employees. (See Note 9.)

The fiscal 2002 settlement for Peoples Gas does not include a charge of $4.7 million to the nonqualified pension plan caused by the retirement of an executive officer of the Company in the fourth quarter. Because the retirement occurred after the measurement year (July 1, 2001 through June 30, 2002), the cost will be recognized in the first quarter of fiscal 2003.

Net pension benefit cost and net postretirement benefit cost for all plans for North Shore Gas for fiscal 2002, 2001 and 2000 included the following components:

	For fiscal years ended September 30,
	2002	2001	2000
	(In Millions)
Pension Benefit Cost
Service cost - benefits earned
during the year	$ 1.1	$ 1.0	$ 1.0
Interest cost on projected pension
benefit obligation	2.0	2.0	2.0
Expected return on plan assets (gain)	(2.4)	(2.8)	(2.8)
Amortization of:
Net transition (asset) / obligation	-	-	-
Prior service cost	0.2	0.1	-
Net (gain) / loss	(0.1)	(0.3)	(0.2)
Net periodic benefit cost (credit)	0.8	-	-

Special benefit cost due to special retirement program	-	1.8	-
Settlement accounting	-	(1.1)	(0.7)
Net pension cost (credit)	$ 0.8	$ 0.7	$ (0.7)

	For fiscal years ended September 30,
	2002	2001	2000
	(In Millions)
Other Postretirement Benefit Cost
Service cost - benefits
earned during the year	$ 0.3	$ 0.4	$ 0.3
Interest cost on accumulated
postretirement benefit obligation	0.7	0.7	0.7
Expected return on plan assets	(0.4)	(0.5)	(0.4)
Amortization of:
Net transition (asset) / obligation	0.3	0.4	0.4
Net (gain) / loss	(0.1)	(0.1)	(0.1)
Net periodic postretirement benefit cost	0.8	0.9	0.9
Special benefit cost due to special retirement program	-	0.2	-
Net postretirement benefit cost	$ 0.8	$ 1.1	$ 0.9

In 2002, North Shore Gas' recognized net gains were negligible. In 2001 and 2000 recognized net gains were $1.1 million and $700,000, respectively, from the settlement of portions of pension plan obligations. In 2001, a special-benefit cost of $2.0 million ($1.8 million for pension expense and $200,000 for postretirement benefit cost) was recognized to reflect the cost of an accelerated pension payout to certain employees. (See Note 9.)

In the calculation of the pension benefit cost and the other postretirement benefit cost under the plans, the following actuarial assumptions were used for measurements as of June 30 and benefit costs (credits) for fiscal years beginning October 1:

	2002	2001	2000
Pension Benefits
Discount rate	7.50%	8.00%	8.25%
Long-term rate of return on assets	9.00%	9.00%	9.00%
Assumed future compensation increases	4.00%	4.50%	4.50%
Other Postretirement Benefits
Discount rate	7.50%	8.00%	8.25%
Long-term rate of return on assets	9.00%	9.00%	9.00%
Health care cost trend rate	5.50%	5.25%	5.25%

A decrease in the assumed discount rate of 25 basis points would have increased 2002 pension expense by $2.6 million and increased 2002 postretirement benefit expense by $0.3 million.

The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the accumulated postretirement benefit obligation at September 30, 2002, by $9.2 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.4 million annually. Decreasing the assumed health care cost trend rate by one percentage point for each future year would have decreased the accumulated postretirement benefit obligation at September 30, 2002 by $7.9 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.1 million annually.

9: SPECIAL RETIREMENT PROGRAM

In August 2001, the Company extended a voluntary special retirement offer to approximately 170 nonunion employees, excluding officers. The program was offered to employees who would complete at least 27 years of benefit service and whose age and service when added together equaled at least 79. Employees who met the criteria were given an enhancement of 3 years of age and 3 years of service to make them eligible for an unreduced pension benefit under the nonunion pension plan. The actual number of employees who accepted the program was 131 (77 percent of the eligible employees), resulting in a charge of $26.2 million to operation and maintenance ($15.8 million, net of tax) recorded in September 2001. This resulted in a nonunion workforce reduction of 7.5 percent. As a result of the special retirement offer, approximately $68.2 million was withdrawn from pension trust assets to meet the pension payment obligation.

10: TAX MATTERS

A. Provision for Income Taxes

Total income tax expense as shown for the Company on the Consolidated Statements of Income is composed of the following:

	For fiscal years ended September 30,
	2002	2001	2000
	(In Thousands)
Current:
Federal	$ 1,200	$ 49,248	$ 3,825
State	2,441	8,952	757
Total current income taxes	3,641	58,200	4,582
Deferred:
Federal	37,055	(5,805)	29,902
State	6,284	(386)	7,719
Total deferred income taxes	43,339	(6,191)	37,621
Investment tax credits - net:
Federal	(896)	(928)	(1,190)
State	237	268	182
Total investment tax credits - net	(659)	(660)	(1,008)
Total provision for income taxes	46,321	51,349	41,195
Less - Included in cumulative effect
of change in accounting principle	-	(23)	-
Net provision for income taxes	$ 46,321	$ 51,372	$ 41,195

Total income tax expense as shown for Peoples Gas on the Consolidated Statements of Income is composed of the following:

	For fiscal years ended September 30,
	2002	2001	2000
	(In Thousands)
Current:
Federal	$ 9,689	$ 45,632	$ 2,991
State	3,640	9,691	265
Total current income taxes	13,329	55,323	3,256
Deferred:
Federal	29,795	(6,284)	31,722
State	5,316	(729)	7,900
Total deferred income taxes	35,111	(7,013)	39,622
Investment tax credits - net:
Federal	(810)	(838)	(1,081)
State	202	220	157
Total investment tax credits - net	(608)	(618)	(924)
Net provision for income taxes	$ 47,832	$ 47,692	$ 41,954

Total income tax expense as shown for North Shore Gas on the Consolidated Statements of Income is composed of the following:

	For fiscal years ended September 30,
	2002	2001	2000
	(In Thousands)
Current:
Federal	$ 5,127	$ 6,825	$ 2,861
State	1,269	1,435	570
Total current income taxes	6,396	8,260	3,431
Deferred:
Federal	1,374	574	181
State	197	220	129
Total deferred income taxes	1,571	794	310
Investment tax credits - net:
Federal	(86)	(90)	(109)
State	35	49	25
Total investment tax credits - net	(51)	(41)	(84)
Total provision for income taxes	$ 7,916	$ 9,013	$ 3,657

B. Tax Rate Reconciliation

The following is a reconciliation for the Company between the computed income tax expense (tax rate of 35 percent times book income before income tax) and the total provision for income tax expense:

	For fiscal years ended September 30,
	2002		2001		2000
		Percent		Percent		Percent
		of		of		of
		Pretax		Pretax		Pretax
(Dollars in Thousands)	Amount	Income	Amount	Income	Amount	Income
Computed federal income tax expense	$ 47,387	35.00	$ 51,901	35.00	$ 43,448	35.00
State income taxes - net	5,825	4.30	5,743	3.87	5,627	4.53
Amortization of deferred federal taxes	(706)	(0.52)	(1,009)	(0.68)	(2,681)	(2.16)
Tax credits	(4,523)	(3.34)	(4,682)	(3.16)	(3,760)	(3.03)
Other - net	(1,662)	(1.23)	(604)	(0.40)	(1,439)	(1.15)
Total provision for income taxes	$ 46,321	34.21	$ 51,349	34.63	$ 41,195	33.19

The following is a reconciliation for Peoples Gas between the computed income tax expense (tax rate of 35 percent times book income before income tax) and the total provision for income tax expense:

	For fiscal years ended September 30,
	2002		2001		2000
		Percent		Percent		Percent
		of		of		of
		Pretax		Pretax		Pretax
(Dollars in Thousands)	Amount	Income	Amount	Income	Amount	Income
Computed federal income tax expense	$ 43,978	35.00	$ 43,033	35.00	$ 40,436	35.00
State income taxes - net	5,953	4.74	5,968	4.85	5,409	4.68
Amortization of deferred federal taxes	(393)	(0.31)	(704)	(0.57)	(2,485)	(2.15)
Other - net	(1,706)	(1.36)	(605)	(0.49)	(1,406)	(1.22)
Total provision for income taxes	$ 47,832	38.07	$ 47,692	38.79	$ 41,954	36.31

The following is a reconciliation for North Shore Gas between the computed income tax expense (tax rate of 35 percent times book income before income tax) and the total provision for income tax expense:

	For fiscal years ended September 30,
	2002		2001		2000
		Percent		Percent		Percent
		of		of		of
		Pretax		Pretax		Pretax
(Dollars in Thousands)	Amount	Income	Amount	Income	Amount	Income
Computed federal income tax expense	$ 7,293	35.00	$ 8,258	35.00	$ 3,444	35.00
State income taxes - net	976	4.68	1,108	4.70	471	4.79
Amortization of deferred federal taxes	(313)	(1.50)	(304)	(1.29)	(196)	(1.99)
Other - net	(40)	(0.19)	(49)	(0.21)	(62)	(0.64)
Total provision for income taxes	$ 7,916	37.99	$ 9,013	38.20	$ 3,657	37.16

C. Deferred Income Taxes

Set forth in the table below for the Company are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1F):

	For fiscal years ended
	September 30,
	2002		2001
	(In Thousands)
Deferred tax liabilities:
Property - accelerated depreciation
and other property-related items	$359,540		$317,734
Pension	71,328		61,258
Other	23,891		19,454
Total deferred income tax liabilities	454,759		398,446
Deferred tax assets:
Uncollectible accounts	(13,349)		(18,201)
Alternative minimum tax	(28,700)		(11,560)
Other	(36,612)		(37,445)
Total deferred income tax assets	(78,661)		(67,206)
Net deferred income tax liabilities	$376,098	(1)	$331,240

(1) Includes $2.1 million of net current deferred taxes that is classified in prepayments and accounts payable on the Balance Sheet.

Set forth in the table below for Peoples Gas are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1F):

	For fiscal years ended
	September 30,
	2002	2001
	(In Thousands)
Deferred tax liabilities:
Property - accelerated depreciation and
other property-related items	$ 293,908	$ 279,829
Pension	72,328	61,371
Other	26,029	14,474
Total deferred income tax liabilities	392,265	355,674
Deferred tax assets:
Uncollectible accounts	(12,687)	(17,669)
Unamortized investment tax credits	(10,028)	(10,266)
Other	(22,680)	(20,165)
Total deferred income tax assets	(45,395)	(48,100)
Net deferred income tax liabilities	$ 346,870	$ 307,574

Set forth in the table below for North Shore Gas are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1F):

	For fiscal years ended
	September 30,
	2002	2001
	(In Thousands)

Deferred tax liabilities:
Property - accelerated depreciation and
other property-related items	$ 33,396	$ 30,452
Other	2,714	1,708
Total deferred income tax liabilities	36,110	32,160
Deferred tax assets:
Net regulatory liabilities -
income tax amounts	(1,344)	(1,527)
Unamortized investment credits	(1,202)	(1,247)
Environmental insurance recovery	(2,187)	(2,179)
Alternative minimum tax	(2,240)	(437)
Other	(1,564)	(1,473)
Total deferred income tax assets	(8,537)	(6,863)
Net deferred income tax liabilities	$ 27,573	$ 25,297

11: DEBT COVENANTS

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2002, such restrictions amounted to $6.9 million out of North Shore Gas' total retained earnings of $77.7 million.

The Indenture of Mortgage, dated January 2, 1926, as supplemented, securing the First and Refunding Mortgage Bonds issued by Peoples Gas, constitutes a direct, first-mortgage lien on substantially all property owned by Peoples Gas. The Indenture, dated April 1, 1955, as supplemented, securing the first mortgage bonds issued by North Shore Gas, constitutes a direct, first-mortgage lien on substantially all property owned by North Shore Gas.

12: LONG-TERM DEBT AND SHORT-TERM DEBT

A. Issuance of Bonds

In January 2001, the Company issued $325.0 million 6.9% Notes, due January 15, 2011. In April 2001, the Company completed an exchange offering of all of its outstanding 6.9% Notes due January 15, 2011, for an equal amount of 6.9% Notes due January 15, 2011, Series A.

In July 2000, the Company issued $100 million Variable Rate Notes (the Notes), due August 1, 2002. The average interest rate of the Notes for fiscal 2001 was 6.62 percent and 5.74 percent for fiscal 2002. The Notes were paid in full in August 2002.

In March 2000, the City of Chicago issued $175 million aggregate principal amount of adjustable rate Gas Supply Refunding Revenue Bonds - Series 2000A, Series 2000B, Series 2000C and Series 2000D (collectively, the "City of Chicago 2000 Bonds"), which were secured by an equal amount of Peoples Gas' adjustable rate 30-year First and Refunding Mortgage Bonds Series GG, Series HH, Series II and Series JJ, respectively. The proceeds were deposited with a trustee and used to redeem $175 million of aggregate principal amount of previously issued gas supply revenue bonds.

B. Adjustable Rate and Remarketable Bonds

As of September 30, 2002, Peoples Gas had a total of $202.0 million of adjustable rate bonds outstanding that mature in 2023 or 2030.

The rate of interest on the $27 million aggregate principal amount of the City of Chicago 1993 Series B Bonds, which are secured by an equal principal amount of Peoples Gas' adjustable rate First and Refunding Mortgage Bonds Series EE, was subject to adjustment annually on December 1. These bonds were converted to a weekly reset interest rate during fiscal year 2001. Owners of the Series B Bonds have the right to tender such bonds at par prior to each reset period. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. Therefore, these bonds are classified as short-term debt on the Balance Sheet.

The rates of interest on the $87.5 million aggregate principal amount of the City of Chicago 2000 Bonds are subject to adjustment each week and $87.5 million aggregate principal is adjusted during a period of at least one day but not more than 270 days (Flexible Rate Mode). Owners of the City of Chicago 2000 Bonds have the right to tender such bonds at par at each interest reset date. Peoples Gas is obligated to purchase any such bonds tendered that cannot be remarketed and, therefore, these bonds are shown as short-term debt on the Balance Sheet.

C. Sinking Fund Requirements, Maturities and Redemptions

At September 30, 2002, long-term debt sinking fund requirements and maturities for the next five years are:

(In Thousands) Fiscal Year	Peoples Energy	Peoples Gas	North Shore Gas	Consolidated
2003	$ -	$75,000	$15,000	$90,000
2004	-	-	-	-
2005	-	-	-	-
2006	-	-	-	-
2007	-	-	-	-

In May 2000, Peoples Gas redeemed $75 million aggregate principal amount of the City of Chicago 1990 Series A Bonds, which were secured by Peoples Gas' First and Refunding Mortgage Bonds, Series BB. Funding for redemption was provided by the proceeds from the issuance of $75 million aggregate principal amount of the City of Chicago Bonds, Series 2000C and Series 2000D, which are secured by Peoples Gas' adjustable rate First and Refunding Mortgage Bonds, Series II and Series JJ, respectively.

In April 2000, Peoples Gas redeemed $100 million aggregate principal amount of the City of Chicago 1985 Series B Bonds and City of Chicago 1985 Series C Bonds, which were secured by Peoples Gas' First and Refunding Mortgage Bonds, Series Y and Series Z, respectively. Funding for redemption was provided by the proceeds from the issuance of $100 million aggregate principal amount of the City of Chicago Bonds, Series 2000A and Series 2000B, which are secured by Peoples Gas' adjustable rate First and Refunding Mortgage Bonds, Series GG and Series HH, respectively.

D. Fair Value of Financial Instruments

At September 30, 2002, the carrying amount of the Company's long-term debt of $554.0 million had an estimated fair value of $586.5 million. At September 30, 2001, the carrying amount of the Company's long-term debt of $644.3 million had an estimated fair value of $656.4 million. At September 30, 2000, the carrying amount of the Company's long-term debt of $419.7 million had an estimated fair value of $419.5 million. The estimated fair value of the Company's long-term debt is based on yields for issues with similar terms and remaining maturities. Since Peoples Gas and North Shore Gas are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's shareholders.

At September 30, 2002, the carrying amount of Peoples Gas' long-term debt of $175.0 million had an estimated fair value of $183.1 million. At September 30, 2001, the carrying amount of Peoples Gas' long-term debt of $250.0 million had an estimated fair value of $257.8 million. At September 30, 2000, the carrying amount of Peoples Gas' long-term debt of $250.0 million had an estimated fair value of $251.3 million.

At September 30, 2002, the carrying amount of North Shore Gas' long-term debt of $54.0 million had an estimated fair value of $53.6 million. At September 30, 2001, the carrying amount of North Shore Gas' long-term debt of $69.3 million had an estimated fair value of $68.6 million. At September 30, 2000, the carrying amount of North Shore Gas' long-term debt of $69.7 million had an estimated fair value of $64.6 million.

The carrying amount of all other financial instruments approximates fair value.

E. Short-Term Debt
	Fiscal year 2002	Balance	Fiscal year 2001	Balance
	Weighted Average	At Sepember 30,	Weighted Average	At Sepember 30,
	Interest Rate %	2002	Interest Rate %	2001
		(In Thousands)		(In Thousands)
Commercial Paper
Peoples Energy	2.53	$ 3,200	5.60	$ 105,454
Peoples Gas	1.87	82,671	6.46	-
North Shore Gas	2.48	-	6.24	-
Bonds:
Peoples Gas:
Adjustable Rate Series GG, due March 1, 2030	1.55	50,000	3.34	50,000
Adjustable Rate Series HH, due March 1, 2030	1.89	50,000	3.43	50,000
Adjustable Rate Series II, due March 1, 2030	1.59	37,500	3.39	37,500
Adjustable Rate Series JJ, due March 1, 2030	1.99	37,500	3.52	37,500
Adjustable Rate Series EE, due December 1, 2023	1.57	27,000	3.37	27,000
Notes:
Peoples Gas:
Adjustable Rate, due December 1, 2001	3.51	-	5.17	200,000
Total Short-Term Debt		$ 287,871		$ 507,454

Short-term cash needs of Peoples Energy are met through bank loans or the issuance of short-term debt. The outstanding total amount of commercial paper and bank loans cannot at any time exceed total bank credit then in effect. At September 30, 2002 and 2001, Peoples Energy had lines of credit totaling $257.7 million and $285.0 million, respectively, of which available uncommitted credit was $254.5 million and $179.5 million, respectively. Agreements covering these lines will expire in March 2003. Such lines of credit are believed to be adequate to support projected short-term credit needs of the Company. Payment for the lines of credit is by fee. In addition, the Company has approximately $4.7 million and $3.2 million, respectively, of letters of credit outstanding for financial and performance guarantees. These letters of credit were supported by a $10.0 million line of credit that expired in August 2002. The Company does not anticipate any need to replace the $10.0 million line of credit.

Short-term cash needs of Peoples Gas and North Shore Gas are met through intercompany loans from the Company, bank loans or the issuance of short-term debt. The outstanding total amount of short-term debt cannot at any time exceed total bank credit then in effect. At September 30, 2002 and 2001, the utility subsidiaries had aggregate available lines of credit totaling $117.3 million and $90.0 million, respectively, of which available uncommitted credit was $34.6 million and $90.0 million. Agreements covering these lines expire as follows: $22.5 million in March 2003, $27.3 million in July 2003 and $67.5 million in August 2003. Such lines of credit are believed to be adequate to support projected short-term credit needs of the utility subsidiaries. Payment for the lines of credit is by fee. The credit facilities of the Company and its two utilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change.

13: EARNINGS PER SHARE

The following table shows average and diluted shares for computing the Company's per-share amounts. The dilution is attributable to stock options outstanding under the Company's Long-Term Incentive Compensation Plan (LTIC) and Directors Stock and Option Plan (DSOP). The diluted shares for the Company are as follows:

For fiscal years ended September 30,	2002	2001	2000
(In Thousands)
As reported shares	35,454	35,380	35,413
Effects of options	38	59	4
Diluted shares	35,492	35,439	35,417

Options for which the average stock price is lower than the grant price are considered antidilutive and, therefore, are not included in the calculation of diluted earnings per share.

14: PREFERRED STOCK

The Company has five million shares of Preferred Stock, no par value, authorized for issuance, of which none were issued and outstanding at September 30, 2002.

Peoples Gas has 430,000 shares of Preferred Stock, $100 par value, authorized for issuance, of which none were issued and outstanding at September 30, 2002. North Shore Gas has 160,000 shares of Preferred Stock, $100 par value, authorized for issuance, of which none were issued and outstanding at September 30, 2002.

15: COMMON STOCK AND STOCK COMPENSATION PLANS
For fiscal years ended September 30,	2002	2001	2000
Shares outstanding - beginning of year	35,398,944	35,296,205	35,489,242
Shares issued:
Employee Stock Purchase Plan	12,921	10,373	16,685
Long-Term Incentive Compensation Plan	93,200	363,375	43,455
Directors Deferred Compensation Plan	14,488	8,166	7,622
Shares reacquired under LTIC	(61,747)	(280,075)	(12,599)
Treasury Shares issued (acquired)	1,200	900	(248,200)
Shares outstanding - end of year	35,459,006	35,398,944	35,296,205

Long-Term Incentive Compensation Plan and
Directors Stock and Option Plan
	Weighted
	Average	Non-Qualified
	Option Price	Stock Options
Outstanding at September 30, 1999	$ 36.52	288,525
Granted	35.08	212,700
Exercised	29.77	(8,400)
Forfeited	35.60	(6,200)
Outstanding at September 30, 2000	35.38	486,625
Granted	33.16	285,900
Exercised	35.19	(312,475)
Forfeited	34.54	(1,500)
Outstanding at September 30, 2001	34.13	458,550
Granted	40.90	550,500
Exercised	33.47	(42,900)
Forfeited	41.16	(7,600)
Outstanding at September 30, 2002	$ 37.99	958,550

Restricted stock awards granted to employees of the Company and its subsidiaries during the last three fiscal years were granted under the LTIC are as follows: 2002, 50,300 shares; 2001, 50,900 shares; and 2000, 40,875 shares. Forfeitures during the same period were as follows: 2002, 0 shares; 2001, 0 shares; and 2000, 5,820 shares. At September 30, 2002, there were 1,785,580 shares available for future grant under options or restricted stock awards. The weighted average price for outstanding options was $37.99 at September 30, 2002. These options had a weighted average remaining life of eight years. At September 30, 2002, there were 385,250 stock appreciation rights (SARs) outstanding and 2,431,175 SARs available for future grant.

The grant of a restricted stock award entitles the recipient to vote the shares of Company common stock covered by such award and to receive dividends thereon. The recipient may not transfer or otherwise dispose of such shares until the restrictions thereon lapse. Restricted stock awards granted to date vest in equal annual increments over a five-year period from the date of grant. The Compensation-Nominating Committee of the Company's Board of Directors (or with respect to the Chief Executive Officer, subject to the approval of the nonemployee directors) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the LTIC. If a recipient's employment with the Company terminates, other than by reason of death, disability or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award, unless the Compensation-Nominating Committee (with respect to the Chief Executive Officer, subject to the approval of the nonemployee directors) determines otherwise.

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

As of September 30, 2002, the Company may sell up to 912,327 shares of common stock to its employees under the ESPP. Under the terms of this plan, all employees are eligible to purchase shares at 90 percent of the stock's market price at the date of purchase. The Company sold 12,921 shares, 10,373 shares and 16,685 shares to employees in 2002, 2001 and 2000, respectively.

Under the Director Stock and Option Plan (DSOP), through fiscal 2002, on May 1 of each year that the DSOP is in effect, each nonemployee director of the Company holding that position received, as part of his or her annual retainer, a stock payment of 300 shares of common stock and options to purchase 3,000 shares of common stock. The exercise price for each option equals the mean between the highest and lowest quoted selling price for the Company's common stock in the New York Stock Exchange Composite Transactions on the last day in April for which the New York Stock Exchange was open for trading in the year of the grant. Options granted under the plan have a 10-year term. Stock delivered under the DSOP is made available from treasury stock.

In December, 2002, the Board of Directors, upon the recommendation of the Compensation-Nominating Committee, amended the DSOP. Under the DSOP, each nonemployee director of the Company will receive, as part of his or her annual retainer beginning in May 2003, an annual award of 1,000 deferred shares of common stock of the Company, which will replace the annual grant of 300 shares and 3,000 options previously provided for by the plan. Deferred shares are automatically deferred until the earliest of (i) the director's retirement from the Company's Board of Directors following attaining the age of 70, (ii) one year after the director ceases to be a director of the Company for any other reason, and (iii) a change of control of the Company and are not delivered by the Company until such date. Directors may elect to defer receipt of common stock in whole or in part for a period of time after the date on which distribution would otherwise occur by making an election to receive shares of common stock in installments no later than the calendar year prior to the year in which the distribution would otherwise occur. The director is entitled to receive amounts representing dividends from such deferred shares equal to dividends paid with respect to a like number of shares of common stock of the Company. Each director can make an election from time to time as to whether to receive dividends in the form of cash payments or in the form of additional deferred shares. A bookkeeping account is maintained for each nonemployee director. Each grant of deferred shares is automatically deferred and credited to the account of the director. The account of a director who elects to receive dividends in the form of additional deferred shares is credited with a number of deferred shares determined by dividing the amount of the dividend by the mean price of a share of Company common stock on the New York Stock Exchange on the dividend payment date. Deferred shares do not entitle a director to vote on any matter to be considered by the Company's shareholders prior to the date of distribution of common stock and are generally not transferable other than upon a director's death.

Under APB Opinion No. 25, no compensation cost has been recognized for nonqualified stock options and shares issued under the ESPP. The compensation cost that has been charged against net income for restricted stock awards was $2,401,000, $595,000 and $396,000 for the years ended September 30, 2002, 2001 and 2000, respectively. Had compensation cost for new grants issued in each of the fiscal years for stock options (under both LTIC and DSOP), restricted stock awards and shares issued under the ESPP been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

(In Thousands, except per-share amounts)
Fiscal Years	2002	2001	2000
Net income:
As reported	$89,071	$96,939	$82,942
Pro forma	87,353	96,101	82,312
Earnings per average
common share:
As reported	$ 2.51	$ 2.74	$ 2.34
Pro forma	2.46	2.72	2.32

The fair value of each option grant used to determine pro forma net income is estimated as of the date of grant using a variation of the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the years ended September 30, 2002, 2001 and 2000.

Fiscal Years	2002	2001	2000
Expected volatility	24.73%	21.31%	18.45%
Dividend yield	6.2%	5.1%	6.0%
Risk-free interest rate	3.12%	5.86%	5.98%
Expected lives (years)	3	3	4
Weighted average fair value	$4.84	$3.69	$4.01

16: ADVANCES TO ELWOOD PARTNERSHIP AND PROJECT FINANCING

The Company had made loans and advances to Elwood for the purpose of providing construction capital for the 750-megawatt expansion of the Elwood power facility. The Company accrued interest on the loans and advances at market-based interest rates. At September 30, 2001, the total advances equaled $147.6 million.

In the first quarter of fiscal 2002, Elwood obtained permanent financing for its peaking facility through a $402 million bond issuance. Elwood returned $194.7 million to the Company which the Company recorded as a repayment of the advances it had made to Elwood and a partial return of its capital investment in the partnership.

The Elwood permanent financing bonds are nonrecourse senior obligations that carry a coupon of 8.159%, with the final amortizing principal payment occurring in 2026. The bonds have been rated Baa3 by Moody's and BB+ by Standard & Poor's.

Under the terms of the financing, the Company has guaranteed Elwood's obligation to fund a debt service reserve account for the bonds through July 2026 and up to a maximum of $16.5 million.

17: QUARTERLY FINANCIAL DATA (UNAUDITED)
					Diluted
			Operating		Earnings
	Operating	Operating	and Equity		Per
Fiscal Quarters	Revenues	Income	Investment Income	Net Income	Share
	(In Thousands, except per-share amounts)
2002
Fourth	$ 235,002	$ (1,852)	$ 10,701	$ 1,720	$ 0.05
Third (including special items)	347,149	9,256	11,587	1,336	0.04
Third (before special items) *	347,149	26,256	28,587	11,593	0.33
Second	522,835	99,596	99,018	54,994	1.55
First	377,548	64,348	60,839	31,021	0.87

2001
Fourth (including special items)	$ 160,946	$ (31,730)	$ (15,235)	$ (12,962)	$ (0.37)
Fourth (before special items) *	160,946	(7,371)	9,124	1,734	0.05
Third	318,501	22,929	33,819	12,539	0.35
Second	1,073,789	101,956	112,963	62,225	1.76
First	716,982	68,736	73,533	35,137	0.99

* Non GAAP results

Quarterly financial data does not always reveal the trend of the Company's business operations due to nonrecurring items and seasonal weather patterns which affect earnings, and related components of net revenues and operating income.

Quarterly financial data for Peoples Gas was as follows:

			Net Income
	Operating	Operating	Applicable to
Fiscal Quarters	Revenues	Income	Common Stock
	(In Thousands)
2002
Fourth	$ 109,563	$ (1,716)	$ (1,460)
Third (including special items)	207,161	7,467	1,981
Third (before special items) *	207,161	24,467	12,237
Second	348,998	77,801	45,049
First	247,801	57,972	32,248

2001
Fourth (including special items)	$ 109,955	$(33,017)	$ (21,000)
Fourth (before special items) *	109,955	(6,521)	(5,014)
Third	188,662	22,578	9,268
Second	766,888	89,623	48,698
First	504,391	72,150	38,293

* Non GAAP results

Quarterly financial data for North Shore Gas was as follows:

			Net Income
	Operating	Operating	Applicable to
Fiscal Quarters	Revenues	Income	Common Stock
	(In Thousands)

2002
Fourth	$ 18,323	$ (2,493)	$ (644)
Third	34,742	4,853	2,335
Second	61,740	13,044	7,218
First	41,927	7,813	4,012

2001
Fourth (including special items)	$ 18,679	$ 2,418	$ 803
Fourth (before special items) *	18,679	(718)	(1,089)
Third	31,811	1,872	536
Second	136,247	13,619	7,499
First	87,779	10,750	5,742

* Non GAAP results

Quarterly earnings-per-share amounts are based on the weighted average common shares outstanding for each quarter and, therefore, might not equal the amount computed for the total year.

18: SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

In the first quarter of fiscal 2002, the Company changed its method of accounting for oil and gas properties from the full cost method to the successful efforts method (see Note 1H). Results for fiscal 2001 have been restated to reflect this change in accounting methods.

A. Oil and Gas Operations

The following table sets forth revenue and direct cost information relating to the Company's oil and gas exploration and production activities. The Company has no long-term agreements to purchase oil or gas production from foreign governments or authorities.

For Fiscal Year Ended September 30,	2002	2001
(In Thousands)

Oil and gas production revenues (1)	$ 65,710	$ 53,988
Operating costs:
Depreciation, depletion,
amortization and impairments	27,166	22,257
Lease operating expenses	7,675	7,626
Exploration expense	981	1,982
Production taxes	3,078	5,037
Income tax	5,034	1,409
	43,934	38,311

Results of operations for producing activities
(excluding corporate overhead, general
and administrative costs and financing costs)	$ 21,776	$ 15,677
Amortization rate per Mcfe (2)	$ 1.40	$ 1.39

(1) Includes hedge losses of $18.7 million in 2001 and hedge gains of $9.9 million in 2002.
(2) Amortization rate per Mcfe reflects only depreciation, depletion and amortization of capitalized costs of proved oil and gas properties.

B. Costs Not Being Amortized

Following is a summary of costs excluded from the depletion base at September 30, 2002 by year incurred. At this time, the Company is unable to predict either the timing of the inclusion of these costs and the related natural gas and oil reserves in its depletion computation or their potential future impact on depletion rates.

For Fiscal Year Ended September 30,	2002	2001	Prior Years	Total
(In Thousands)

Property acquisition costs	$94	$31	$9,453	$9,578
Exploration and development	--	--	--	--

Total	$94	$31	$9,453	$9,578

C. Capitalized Costs Incurred

The following table sets forth the capitalized costs incurred in oil and gas producing activities:

For Fiscal Year Ended September 30,	2002	2001
(In Thousands)

Acquisition of proved properties	$10,291	$ 111,607
Acquisition of unproved properties	--	8,711
Exploration	1,725	3,944
Development	30,471	19,848
Equity investments	2,689	3,838

Total	$45,176	$ 147,948

D. Capitalized Costs

The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization, including impairments, relating to the Company's oil and gas production, exploration and development activities:

For Fiscal Year Ended September 30,	2002	2001
(In Thousands)

Proved properties	$ 284,991	$ 232,572
Unproved properties	9,578	21,370
Total proved and unproved properties	294,569	253,942

Accumulated depreciation, depletion,
amortization and impairments	(79,658)	(42,813)

Net capitalized costs	$ 214,911	$ 211,129

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

Estimated quantities of proved oil and natural gas reserves and changes in net quantities of proved developed and undeveloped oil and natural gas reserves were as follows:

			Gas
	Gas	Oil	Equivalent
	MMcf	MBbls	MMcfe (1)
(In Thousands)
Ending Reserves - September 30, 2000	61,948	841	66,995

Extensions, discoveries and other additions	8,269	144	9,133
Production	(13,565)	(410)	(16,025)
Purchases of reserves in place	61,699	985	67,609
Revisions of previous estimates	(2,141)	492	811
Sales of reserves on place	-	-	-

Ending Reserves - September 30, 2001	116,210	2,052	128,523

Extensions, discoveries and other additions	13,276	290	15,017
Production	(16,842)	(417)	(19,343)
Purchases of reserves in place	12,629	196	13,804
Revisions of previous estimates	(3,404)	(20)	(3,524)
Sales of reserves on place	-	-	-

Ending Reserves - September 30, 2002	121,869	2,101	134,477

Proved Developed Reserves
End of year - September 30, 2000	55,396	728	59,764
End of year - September 30, 2001	95,729	1,452	104,441
End of year - September 30, 2002	90,548	1,412	99,020

(1) Oil reserves and production are converted to gas equivalents based on a conversion of six barrels of oil per Mcf of gas.

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

Assigning monetary values to such estimates, which require extensive judgment, does not reduce the subjectivity and changing nature of such reserve estimates. The uncertainties inherent in the disclosure of oil and gas reserves are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. The information set forth herein is therefore subjective and, since judgments are involved, may not be comparable to estimates submitted by other oil and natural gas producers. In addition, since prices and costs do not remain static and no price or cost escalations or de-escalations have been considered, the results are not necessarily indicative of the estimated fair market value of estimated proved reserves nor of estimated future cash flows.

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

For Fiscal Year Ended September 30,	2002	2001
(In Thousands)

Future cash flows	$ 486,093	$ 241,265
Future production and development costs	128,923	90,495
Future income tax expense	122,289	47,056

Future net cash flows	234,881	103,714

Ten percent annual discount for estimated
timing of cash flows	86,283	34,507

Standardized measure of discounted future net cash
flows relating to proved oil and natural gas reserves	$ 148,598	$ 69,207

Future income tax expense includes the effect of Section 29 tax credits for the three months ended December 31, 2002. The future net cash flows before income taxes for fiscal 2002 and 2001 are $357.2 million and $150.8 million, respectively, and after discounting at 10 percent are $227.9 million and $101.3 million, respectively.

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil, natural gas liquids and gas reserves follows:

For Fiscal Year Ended September 30,	2002
(In Thousands)

Beginning of Year	$ 69,207

Revisions of previous estimates
Changes in prices and costs	110,705
Changes in quantities	(6,229)
Additions to proved reserves resulting from extensions,
discoveries and improved recovery, less related costs	31,388
Purchases of reserves in place	23,417
Sales of reserves in place	-
Accretion of discount	10,135
Sales of oil and gas, net of production costs	(45,068)
Net change in income taxes	(47,155)
Timing and other	2,198

Net change	79,391

End of Year	$ 148,598

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 1, 2002, the Company terminated the services of Arthur Andersen LLP as the Company's independent public accountants and engaged Deloitte & Touche LLP to serve as the Company's independent public accountants for 2002.

Arthur Andersen's reports on the Company's consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's two most recent fiscal years and through June 1, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K; and the Company did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10. Directors and Executive Officers of the Company

Information relating to the directors of the Company is set forth under the caption "Information Concerning Nominees for Election as Directors" of the Company's Proxy Statement, to be filed with the SEC on or about December 27, 2002, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 28, 2003. Such information is incorporated herein by reference.

Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company."

ITEM 11. Executive Compensation

Information relating to executive compensation for the Company is set forth under the captions "Executive Compensation" and "Report on Executive Compensation" of the Company's proxy statement to be filed with the SEC on or about December 27, 2002 in connection with the Company's annual meeting of shareholders to be held on February 28, 2003. Such information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information for the Company relating to this item is set forth under the caption "Share Ownership of Director Nominees, and Executive Officers" of the Company's Proxy Statement, to be filed with the SEC on or about December 27, 2002, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 28, 2003. Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Security Holders	945,307 (1) (2)	$38.095	1,666,865 (3) (4)
Equity Compensation Plans Not Approved by Security Holders (5)	69,000	$36.65	124,100
Total	958,550	-----	1,785,580

  Excludes 385,250 SARs outstanding and exercisable under the Company's Long-Term Incentive Compensation Plan. The grant of an SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Company common stock on the date the SAR is exercised over the fair market value of one share on the date the SAR was granted. No security is issued upon the exercise of a SAR.

  Includes 55,757 shares equivalent held for the account of participants in the Company's Directors Deferred Compensation Plan.

  Excludes 2,431,175 SARs remaining available for issuance under the Company's Long-Term Incentive Compensation Plan.

  Includes 398,800 Restricted Stock Awards remaining available for issuance under the Company's Long-Term Incentive Compensation Plan. Includes 5,385 of share equivalents remaining available for future issuance under the Directors Deferred Compensation Plan.

  Securities under the Company's DSOP. The purpose of the DSOP is to provide nonemployee directors with a proprietary interest in the Company and to improve the Company's ability to attract and retain highly qualified individuals to serve as directors of the Company. Under the DSOP, on May 1 of each year, through 2002, each nonemployee director of the Company received, as part of his or her annual retainer, a stock payment of 300 shares of common stock and options to purchase 3,000 shares of common stock. The exercise price for each option equals one hundred percent (100 percent) of the mean between the highest and lowest quoted selling price for the Company's common stock in the New York Stock Exchange Composite Transactions on the last day in April for which the New York Stock Exchange was open for trading in the year of the grant. Options granted under the plan have a 10-year term. (See Note 15 for amendments to the plan that were made in December 2002.)

ITEM 13. Certain Relationships and Related Transactions

None

ITEM 14. Controls and Procedures

The Company, Peoples Gas and North Shore Gas maintain disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended) which are designed to ensure that information required to be disclosed by the Company, Peoples Gas and North Shore Gas in the reports that are submitted or filed with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Thomas M. Patrick, principal executive officer and Thomas A. Nardi, principal financial officer of the Company, Peoples Gas and North Shore Gas, have evaluated the disclosure controls and procedures, within 90 days of the filing of this report. Based upon that evaluation, Messrs. Patrick and Nardi have concluded that the disclosure controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of Messrs. Patrick's and Nardi's most recent evaluation.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
				Page
(a)	1.	Financial Statements:

		See Part II, Item 8.		41

	2.	Financial Statement Schedules:

		Schedule
		Number

		II	Valuation and Qualifying Accounts	104

	3.	Exhibits:

		See Exhibit Index on page 116.
(b)	Reports on Form 8-K filed during the final quarter of fiscal year 2002:

Peoples Energy Corporation

Date of Report - July 26, 2002
Item 5 - Other Events
Press Release - Earnings Guidance for Fiscal Year 2002

Date of Report - July 26, 2002
Item 9 - Regulation FD Disclosure
Conference Call Script

Date of Report - August 1, 2002
Item 5 - Other Events
Response to Illinois Commerce Commission Staff Motion

Date of Report - August 2, 2002
Item 5 - Other Events
CEO Richard E. Terry Retires, Thomas M. Patrick named CEO

Date of Report - August 8, 2002
Item 5 - Other Events
Sworn statements for Form 10-Q ended June 30, 2002

Date of Report - September 16, 2002
Item 5 - Other Events
Securities Analysts Presentation

Date of Report - September 24, 2002
Item 5 - Other Events
Press Release - Response to Moody's Ratings Downgrade

Schedule II

Peoples Energy Corporation and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 2002

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 46,644	$ 45,980	$ 57,955	$ 34,669

Fiscal Year Ended September 30, 2001

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 24,958	$ 42,136	$ 20,450	$ 46,644

Fiscal Year Ended September 30, 2000

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 22,335	$ 21,028	$ 18,405	$ 24,958

Schedule II

The Peoples Gas Light and Coke Company and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 2002

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 44,128	$ 41,569	$ 54,128	$ 31,569

Fiscal Year Ended September 30, 2001

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 22,821	$ 39,332	$ 18,025	$ 44,128

Fiscal Year Ended September 30, 2000

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 20,990	$ 18,691	$ 16,860	$ 22,821

Schedule II

North Shore Gas Company and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 2002

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 1,341	$ 1,176	$ 2,024	$ 493

Fiscal Year Ended September 30, 2001

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 978	$ 1,365	$ 1,002	$ 1,341

Fiscal Year Ended September 30, 2000

RESERVES (deducted from assets in balance sheet):
Reserve for uncollectible accounts	$ 755	$ 783	$ 560	$ 978

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES ENERGY CORPORATION

Date: December 13, 2002	By: /s/ THOMAS M. PATRICK
Thomas M. Patrick
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 12, 2002.

/s/ THOMAS M. PATRICK	Chairman of the Board, President and Chief Executive
Thomas M. Patrick	Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI	Senior Vice President, Chief Financial Officer and Treasurer
Thomas A. Nardi	(Principal Financial Officer)

/s/ LINDA M. KALLAS	Assistant Vice President and Controller
Linda M. Kallas	(Principal Accounting Officer)

/s/ JAMES R. BORIS	Director
James R. Boris

/s/ WILLIAM J. BRODSKY	Director
William J. Brodsky

/s/ PASTORA SAN JUAN CAFFERTY	Director
Pastora San Juan Cafferty

/s/ DIPAK C. JAIN	Director
Dipak C. Jain

/s/ HOMER J. LIVINGSTON, JR.	Director
Homer J. Livingston, Jr.

/s/ LESTER H. MCKEEVER	Director
Lester H. McKeever

/s/ RICHARD P. TOFT	Director
Richard P. Toft

/s/ ARTHUR R. VELASQUEZ	Director
Arthur R. Velasquez

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES GAS LIGHT AND COKE COMPANY

Date: December 13, 2002	By: /s/ THOMAS M. PATRICK
Thomas M. Patrick
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 12, 2002.

/s/ THOMAS M. PATRICK	Chairman of the Board and Chief Executive
Thomas M. Patrick	Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI	Senior Vice President, Chief Financial Officer and Treasurer
Thomas A. Nardi	and Director (Principal Financial Officer)

/s/ LINDA M. KALLAS	Assistant Vice President and Controller
Linda M. Kallas	(Principal Accounting Officer)

/s/ DONALD M. FIELD	Director
Donald M. Field

/s/ JAMES HINCHLIFF	Director
James Hinchliff

/s/ WILLIAM E. MORROW	Director
William E. Morrow

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE GAS COMPANY

Date: December 13, 2002	By: /s/ THOMAS M. PATRICK
Thomas M. Patrick
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 12, 2002.

/s/ THOMAS M. PATRICK	Chairman of the Board and Chief Executive
Thomas M. Patrick	Officer and Director (Principal Executive Officer)

/s/ THOMAS A. NARDI	Senior Vice President, Chief Financial Officer and Treasurer
Thomas A. Nardi	And Director (Principal Financial Officer)

/s/ LINDA M. KALLAS	Assistant Vice President and Controller
Linda M. Kallas	(Principal Accounting Officer)

/s/ DONALD M. FIELD	Director
Donald M. Field

/s/ JAMES HINCHLIFF	Director
James Hinchliff

/s/ WILLIAM E. MORROW	Director
William E. Morrow

CERTIFICATIONS

I, Thomas M. Patrick, certify that:

1. I have reviewed this annual report on Form 10-K of Peoples Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Thomas M. Patrick
Thomas M. Patrick
Chairman of the Board, President
and Chief Executive Officer

I, Thomas A. Nardi, certify that:

1. I have reviewed this annual report on Form 10-K of Peoples Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Thomas A. Nardi
Thomas A. Nardi
Senior Vice President,
Chief Financial Officer and Treasurer

I, Thomas M. Patrick, certify that:

1. I have reviewed this annual report on Form 10-K of The Peoples Gas Light and Coke Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Thomas M. Patrick
Thomas M. Patrick
Chairman of the Board
and Chief Executive Officer

I, Thomas A. Nardi, certify that:

1. I have reviewed this annual report on Form 10-K of The Peoples Gas Light and Coke Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Thomas A. Nardi
Thomas A. Nardi
Senior Vice President,
Chief Financial Officer and Treasurer

I, Thomas M. Patrick, certify that:

1. I have reviewed this annual report on Form 10-K of North Shore Gas Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Thomas M. Patrick
Thomas M. Patrick
Chairman of the Board
and Chief Executive Officer

I, Thomas A. Nardi, certify that:

1. I have reviewed this annual report on Form 10-K of North Shore Gas Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Thomas A. Nardi
Thomas A. Nardi
Senior Vice President,
Chief Financial Officer and Treasurer

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX

(a)   The exhibits listed below are filed herewith and made a part hereof:

Exhibit
Number	Description of Document
10(a)	Amendment to NSS Service Agreement between Peoples Gas and Natural Gas Pipeline Company of America dated June 20, 2002.

10(b)	Amendment to NSS Service Agreement between Peoples Gas and Natural Gas Pipeline Company of America dated June 20, 2002.

10(c)	Employment Agreement between Peoples Energy Corporation and Thomas A. Nardi dated May 22, 2002.

10(d)	Confidentiality and Severance Agreement between Peoples Energy and Thomas A. Nardi dated May 22, 2002.

12	Statement re: Computation of Ratio of Earnings to Fixed charges for the Company, Peoples Gas and North Shore Gas.

23(a)	Consent of Deloitte & Touche to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 333-84594, 333-70702, and 333-62070.

23(b)	Consent of Netherland, Swell and Associates, Inc. to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 333-84594, 333-70702, and 333-62070

23(c)	Consent of Miller and Lents, Ltd. to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 333-84594, 333-70702, and 333-62070

23(d)	Prator Bett, L.L.C. consent to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 333-84594, 333-70702, and 333-62070

99(a)	Certification for the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification for the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(c)	Form 11-K for the Employee Stock Purchase Plan of the Company for the fiscal year ended September 30, 2002.

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

Exhibit
Number	Description of Document
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

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

Exhibit
Number	Description of Document

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

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

Exhibit
Number	Description of Document

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

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

Exhibit
Number	Description of Document

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

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

Exhibit
Number	Description of Document

fiscal year ended September 30, 2000, Exhibit 10), Credit Agreement between Peoples Gas and ABN Amro Bank N.V., dated September 29, 2000, (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to ETS Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and North Shore Gas- Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to FSS Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000 (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to FTS-1 Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to ETS Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000 (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), Amendment to FTS-1 Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10), ETS Service Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000, (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 2000, Exhibit 10).

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

10(i)

Credit Agreement between the Company and ABN Amro Bank N.V., dated March 10, 2000 (The Company - Form 10-Q for the quarter ended December 31, 2001, Exhibit 10); Credit Agreement between the Company and ABN Amro Bank N.V. dated March 10, 2000 (The Company - Form 10-Q for the quarter ended December 31, 2000, Exhibit 10).

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

Exhibit
Number	Description of Document

10(j)	Directors Deferred Compensation Plan, as amended, dated December 1, 1999 (The Company - Form 10-K for fiscal year ended September 30, 2001, Exhibit 10).

21(a)	Subsidiaries of the Company (The Company - Form 10-K for the fiscal year ended September 30, 2001, Exhibit 21).

21(b)	Subsidiaries of Peoples Gas and North Shore Gas (Peoples Gas and North Shore Gas - Form 10-K for the fiscal year ended September 30, 1998, Exhibit 21).