Form 10-Q
period 2002-12-31
NORTH SHORE GAS CO /IL/; PEOPLES GAS LIGHT & COKE CO; PEOPLES ENERGY CORP
filed 2003-02-11
CIK 110101, 77388, 77385

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2002
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (January 31, 2003):

Peoples Energy Corporation	Common Stock, No par value, 35,698,548 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, No par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, No par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

This combined Form 10-Q is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies. The Peoples Gas Light and Coke Company and North Shore Gas Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction I(2) of Form 10-K.

Part I - Financial Information

Item I. Financial Statements

The condensed, unaudited financial statements of Peoples Energy Corporation (the Company), The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Peoples Gas and North Shore Gas are wholly-owned subsidiaries of the Company.

This Quarterly Report on Form 10-Q is a combined report of the Company, Peoples Gas and North Shore Gas.

Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP), have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's, Peoples Gas' and North Shore Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period. Due to a number of factors, including seasonality of businesses and market price volatility, the quarterly results of operations and balances should not be considered indicative of the year as a whole.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's, Peoples Gas', and North Shore Gas' financial position, its results of operations and cash flows for the interim periods presented.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2002	2001
(In Thousands, except per-share amounts)
Revenues	$ 549,111	$ 377,548

Operating Expenses:
Cost of energy sold	329,505	186,503
Operation and maintenance	87,914	66,171
Depreciation, depletion and amortization	27,464	24,504
Taxes, other than income taxes	43,657	36,022
Total Operating Expenses	488,540	313,200

Operating Income	60,571	64,348

Equity Investment Income (Loss)	(253)	(3,509)

Total Operating Income
and Equity Investment Income	60,318	60,839

Other Income and (Expense)	716	2,106

Interest Expense	12,862	15,976

Earnings Before Income Taxes	48,172	46,969

Income Taxes	17,171	15,948

Net Income	$ 31,001	$ 31,021

Average Shares of Common Stock Outstanding
Basic	35,535	35,434
Diluted	35,582	35,485

Earnings Per Share of Common Stock
Basic	$ 0.87	$ 0.88
Diluted	$ 0.87	$ 0.87

Dividends Declared Per Share	$ 0.52	$ 0.51

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
(In Thousands)	2002	2002	2001
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	$ 2,507,170	$ 2,493,323	$ 2,446,106
Oil and gas	325,608	285,885	251,379
Other	15,853	15,422	17,259
Total property, plant and equipment	2,848,631	2,794,630	2,714,744
Less - Accumulated depreciation, depletion and amortization	1,045,963	1,020,729	969,988
Net property, plant and equipment	1,802,668	1,773,901	1,744,756
Investment in equity investees	149,993	154,857	102,965
Other investments	22,681	22,893	25,644
Total Capital Investments - Net	1,975,342	1,951,651	1,873,365

CURRENT ASSETS:
Cash and cash equivalents	13,669	5,433	7,532
Deposits with broker or trustee	34,663	28,726	2,474
Receivables -
Customers, net of reserve for uncollectible accounts
of $27,019, $34,669, and $39,275, respectively	350,026	180,601	336,461
Other	44,486	42,979	114,005
Materials and supplies, at average cost	13,282	12,691	14,644
Gas in storage	74,929	86,825	72,136
Gas costs recoverable through rate adjustments	24,083	10,218	6,302
Regulatory assets of utility subsidiaries	17,709	18,274	4,411
Other	8,467	6,122	3,833
Total Current Assets	581,314	391,869	561,798

OTHER ASSETS:
Prepaid pension costs	184,814	179,678	168,404
Noncurrent regulatory assets of utility subsidiaries	177,360	167,236	117,584
Deferred charges	35,857	33,213	36,251
Total Other Assets	398,031	380,127	322,239

Total Assets	$ 2,954,687	$ 2,723,647	$ 2,757,402

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
(In Thousands, except shares)	2002	2002	2001
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000,000 shares
Issued 35,815,527, 35,705,106, and
35,695,000 shares, respectively	$ 304,594	$ 301,699	$ 300,034
Retained earnings	534,885	522,381	519,532
Treasury stock (246,100, 246,100 and 247,300 shares,
respectively, at cost)	(6,760)	(6,760)	(6,793)
Accumulated other comprehensive income (loss)	(17,920)	(10,996)	(3,936)
Total Common Stockholders' Equity	814,799	806,324	808,837

Long-term debt, exclusive of sinking fund payments,
maturities due within one year and long-term maturities
classified as short-term debt	529,345	554,014	644,023
Total Capitalization	1,344,144	1,360,338	1,452,860

CURRENT LIABILITIES:
Commercial paper	229,590	85,871	74,610
Current maturities of long-term debt	90,000	90,000	-
Other short-term debt	202,000	202,000	302,000
Accounts payable	246,234	213,912	239,906
Regulatory liabilities of utility subsidiaries	56,345	29,976	-
Dividends payable	18,553	18,495	18,201
Customer deposits	62,401	70,641	62,644
Accrued taxes	68,489	47,283	61,177
Gas costs refundable through rate adjustments	1,797	28	21,724
Temporary LIFO liquidation credit	8,982	-	2,416
Accrued interest	13,495	11,582	14,513
Total Current Liabilities	997,886	769,788	797,191

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	384,213	378,225	340,740
Investment tax credits	28,140	28,340	28,863
Noncurrent regulatory liabilities of utility subsidiaries,
environmental and other	200,304	186,956	137,748
Total Deferred Credits and Other Liabilities	612,657	593,521	507,351

Total Capitalization and Liabilities	$ 2,954,687	$ 2,723,647	$ 2,757,402

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
(In Thousands)	2002	2001
Operating Activities:
Net Income	$ 31,001	$ 31,021
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization
Per statement of income	27,464	24,504
Charged to other accounts	1,193	1,126
Deferred income taxes and investment tax credits - net	6,868	8,857
Change in environmental and other liabilities	12,268	9,859
Change in prepaid pension costs	(5,136)	(12,838)
Change in noncurrent regulatory assets of utility subsidiaries	(10,124)	(3,202)
Change in undistributed earnings from equity investments	2,557	10,713
Major changes in key working capital accounts:
Receivables - net	(170,932)	(49,453)
Gas in storage	11,896	14,368
Gas costs recoverable through rate adjustments	(13,865)	539
Net regulatory assets/liabilities of utility subsidiaries	26,934	(530)
Customer deposits	(8,240)	22,274
Accounts payable	41,340	(62,032)
Accrued taxes	21,206	29,977
Gas costs refundable through rate adjustments	1,769	(25,615)
Temporary LIFO liquidation credit	8,982	2,416
Other	(9,432)	6,390
Net Cash Provided by (Used in) Operating Activities	(24,251)	8,374

Investing Activities:
Capital spending	(58,361)	(35,504)
Net change in advances to joint venture partnerships	-	147,616
Return of capital investments	2,297	55,045
Deposits with broker or trustee	(5,937)	851
Net Cash Provided by (Used in) Investing Activities	(62,001)	168,008

Financing Activities:
Proceeds from (payment of) overdraft facility	(9,018)	14,455
Short-term debt - net	143,719	(230,844)
Retirement of long-term debt	(24,669)	(285)
Proceeds from issuance of common stock	2,895	707
Dividends paid on common stock	(18,439)	(18,049)
Net Cash Provided by (Used in) Financing Activities	94,488	(234,016)

Net Increase (Decrease) in Cash and Cash Equivalents	8,236	(57,634)
Cash and Cash Equivalents at Beginning of Period	5,433	65,166
Cash and Cash Equivalents at End of Period	$ 13,669	$ 7,532

Supplemental information:
Income taxes paid, net of refunds	$ 187	$ 15,380
Interest paid, net of amounts capitalized	$ 10,582	$ 11,565

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2002	2001
(In Thousands)
Revenues	$ 352,415	$ 247,801

Operating Expenses:
Gas costs	184,769	101,039
Operation and maintenance	67,185	42,218
Depreciation and amortization	14,794	15,282
Taxes, other than income taxes	37,048	31,290
Total Operating Expenses	303,796	189,829

Operating Income	48,619	57,972

Other Income	698	611

Interest Expense	5,898	7,372

Earnings Before Income Taxes	43,419	51,211

Income Taxes	16,834	18,964

Net Income	$ 26,585	$ 32,247

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2002	2002	2001
(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,162,990	$ 2,150,825	$ 2,110,353
Less - Accumulated depreciation and amortization	826,799	813,909	787,868
Net property, plant and equipment	1,336,191	1,336,916	1,322,485
Other investments	11,722	11,724	10,601
Total Capital Investments - Net	1,347,913	1,348,640	1,333,086

CURRENT ASSETS:
Deposits with broker or trustee	27,743	21,802	-
Receivables -
Customers, net of reserve for uncollectible accounts
of $24,161, $31,569 and $37,552, respectively	235,481	119,660	248,052
Intercompany receivables	31,915	20,071	6,482
Other	9,297	13,053	57,570
Materials and supplies, at average cost	9,259	8,974	9,745
Gas in storage, at last-in, first-out cost	49,871	65,364	50,505
Gas costs recoverable through rate adjustments	21,668	7,058	4,579
Regulatory assets	16,004	17,747	3,756
Other	1,582	1,354	1,720
Total Current Assets	402,820	275,083	382,409

OTHER ASSETS:
Prepaid pension costs	184,813	182,339	166,095
Noncurrent regulatory assets	147,379	138,742	96,013
Deferred charges	16,431	15,706	18,617
Total Other Assets	348,623	336,787	280,725

Total Assets	$ 2,099,356	$ 1,960,510	$ 1,996,220

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2002	2002	2001
(In Thousands, except shares)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	479,055	471,070	472,717
Accumulated other comprehensive income (loss)	(491)	(491)	(3,015)
Total Common Stockholder's Equity	643,871	635,886	635,009

Long-term debt, exclusive of sinking fund payments, maturities due within one year and long-term maturities classified
as short-term debt	175,000	175,000	250,000
Total Capitalization	818,871	810,886	885,009

CURRENT LIABILITIES:
Commercial paper	121,000	82,671	74,610
Current maturities of long-term debt	75,000	75,000	-
Other short-term debt	202,000	202,000	202,000
Accounts payable	128,995	126,445	169,627
Intercompany payables	44,759	18,845	72,483
Regulatory liabilities	48,080	24,763	-
Dividends payable	18,600	11,913	17,869
Customer deposits	53,915	60,389	55,315
Accrued taxes	60,531	37,810	58,464
Gas costs refundable through rate adjustments	582	28	16,452
Temporary LIFO liquidation credit	6,868	-	2,416
Accrued interest	2,975	5,208	3,067
Total Current Liabilities	763,305	645,072	672,303

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	351,644	346,723	316,938
Investment tax credits	25,093	25,280	25,730
Noncurrent regulatory liabilities, environmental and other	140,443	132,549	96,240
Total Deferred Credits and Other Liabilities	517,180	504,552	438,908

Total Capitalization and Liabilities	$ 2,099,356	$ 1,960,510	$ 1,996,220

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2002	2001
(In Thousands)
Operating Activities:
Net Income	$ 26,585	$ 32,247
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	14,794	15,282
Charged to other accounts	1,074	1,021
Deferred income taxes and investment tax credits - net	3,402	8,999
Change in environmental and other liabilities	9,226	5,898
Change in prepaid pension costs	(2,474)	(11,380)
Change in noncurrent regulatory assets	(8,637)	(3,324)
Major changes in key working capital accounts:
Receivables - net	(123,909)	(28,504)
Gas in storage	15,493	16,647
Gas costs recoverable through rate adjustments	(14,610)	(110)
Net regulatory assets/liabilities	25,060	698
Customer deposits	(6,474)	19,898
Accounts payable	9,848	(56,485)
Accrued taxes	22,721	14,199
Gas costs refundable through rate adjustments	554	(19,186)
Temporary LIFO liquidation credit	6,868	2,416
Other	(3,472)	(2,488)
Net Cash Provided by (Used in) Operating Activities	(23,951)	(4,172)

Investing Activities:
Capital spending	(15,142)	(16,189)
Deposits with broker or trustee	(5,941)	-
Other	1	-
Net Cash Provided by (Used in) Investing Activities	(21,082)	(16,189)

Financing Activities:
Proceeds from (payment of) overdraft facility	(6,024)	14,455
Short-term debt - net	62,969	(54,915)
Dividends paid on common stock	(11,912)	-
Net Cash Provided by (Used in) Financing Activities	45,033	(40,460)

Net Increase (Decrease) in Cash and Cash Equivalents	-	(60,821)
Cash and Cash Equivalents at Beginning of Period	-	60,821
Cash and Cash Equivalents at End of Period	$ -	$ -

Supplemental information:
Income taxes paid, net of refunds	$ -	$ 18,210
Interest paid, net of amounts capitalized	$ 7,996	$ 9,027

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2002	2001
(In Thousands)
Revenues	$ 65,468	$ 41,927

Operating Expenses:
Gas costs	42,260	22,009
Operation and maintenance	7,987	6,943
Depreciation	1,713	1,609
Taxes, other than income taxes	4,625	3,553
Total Operating Expenses	56,585	34,114

Operating Income	8,883	7,813

Other Income and (Expense)	(11)	26

Interest Expense	1,154	1,348

Earnings Before Income Taxes	7,718	6,491

Income Taxes	2,958	2,479

Net Income	$ 4,760	$ 4,012

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2002	2002	2001
(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment	$ 344,180	$ 342,498	$ 335,753
Less - Accumulated depreciation	133,119	131,523	128,724
Net property, plant and equipment	211,061	210,975	207,029
Other investments	22	22	22
Total Capital Investments - Net	211,083	210,997	207,051

CURRENT ASSETS:
Cash and cash equivalents	-	-	1,929
Deposits with broker or trustee	4,798	5,062	-
Receivables -
Customers, net of reserve for uncollectible
accounts of $768, $493, and $598, respectively	37,671	13,479	30,093
Intercompany receivables	7,619	5,608	102
Other	1,024	670	1,001
Materials and supplies, at average cost	1,680	1,708	1,810
Gas in storage, at last-in, first-out cost	7,896	8,796	9,330
Gas costs recoverable through rate adjustments	2,415	3,160	1,724
Regulatory assets	1,705	527	655
Other	142	234	345
Total Current Assets	64,950	39,244	46,989

OTHER ASSETS:
Prepaid pension costs	-	-	2,309
Noncurrent regulatory assets	29,981	28,494	21,571
Deferred charges	2,309	3,353	4,509
Total Other Assets	32,290	31,847	28,389

Total Assets	$ 308,323	$ 282,088	$ 282,429

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2002	2002	2001
(In Thousands, except shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	80,086	77,726	77,338
Total Common Stockholder's Equity	104,843	102,483	102,095

Long-term debt, exclusive of sinking fund payments and
maturities due within one year	29,345	54,014	69,023
Total Capitalization	134,188	156,497	171,118

CURRENT LIABILITIES:
Commercial paper	21,300	-	-
Current maturities of long-term debt	15,000	15,000	-
Accounts payable	21,017	16,864	17,857
Intercompany payables	19,294	5,754	11,643
Regulatory liabilities	8,266	5,213	-
Dividends payable	2,400	-	2,611
Customer deposits	8,456	10,221	8,298
Accrued taxes	5,358	2,201	3,256
Gas costs refundable through rate adjustments	1,216	-	5,272
Temporary LIFO liquidation credit	2,114	-	-
Accrued interest	291	1,704	611
Total Current Liabilities	104,712	56,957	49,548

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	28,225	26,769	26,282
Investment tax credits	3,048	3,061	3,133
Noncurrent regulatory liabilities, environmental and other	38,150	38,804	32,348
Total Deferred Credits and Other Liabilities	69,423	68,634	61,763

Total Capitalization and Liabilities	$ 308,323	$ 282,088	$ 282,429

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2002	2001
(In Thousands)
Operating Activities:
Net Income	$ 4,760	$ 4,012
Adjustments to reconcile net income to net cash:
Depreciation
Per statement of income	1,713	1,609
Charged to other accounts	118	103
Deferred income taxes and investment tax credits - net	965	859
Change in environmental and other liabilities	(176)	77
Change in prepaid pension costs	-	(443)
Change in noncurrent regulatory assets	(1,487)	122
Major changes in key working capital accounts:
Receivables - net	(26,557)	(9,105)
Gas in storage	900	(556)
Gas costs recoverable through rate adjustments	745	647
Net regulatory assets/liabilities	1,875	168
Customer deposits	(1,765)	3,299
Accounts payable	7,127	(3,247)
Accrued taxes	3,157	2,343
Gas costs refundable through rate adjustments	1,216	(6,430)
Temporary LIFO liquidation credit	2,114	-
Other	(249)	(644)
Net Cash Provided by (Used in) Operating Activities	(5,544)	(7,186)

Investing Activities:
Capital spending	(1,917)	(1,980)
Deposits with broker or trustee	264	-
Net Cash Provided by (Used in) Investing Activities	(1,653)	(1,980)

Financing Activities:
Proceeds from (payment of) overdraft facility	(2,994)	-
Short-term debt - net	34,860	7,905
Retirement of long-term debt	(24,669)	(285)
Net Cash Provided by (Used in) Financing Activities	7,197	7,620

Net Increase (Decrease) in Cash and Cash Equivalents	-	(1,546)
Cash and Cash Equivalents at Beginning of Period	-	3,475
Cash and Cash Equivalents at End of Period	$ -	$ 1,929

Supplemental information:
Income taxes paid, net of refunds	$ -	$ 2,532
Interest paid, net of amounts capitalized	$ 2,471	$ 2,265

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Gas in Storage

The Gas Distribution segment's inventory is carried at cost on a last-in, first-out (LIFO) method on a fiscal year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. Any interim reductions in the LIFO layers are due to seasonality and are expected to be replenished by the fiscal year end.

Recovery of Gas Costs

Under the tariffs of Peoples Gas and North Shore Gas, all prudently incurred gas costs are recoverable from customers. The difference for any month between costs recoverable through the Gas Charge and the actual amount billed to customers under the Gas Charge is recovered from or refunded to customers through future adjustments to the Gas Charge. Such difference for any month is recorded either as a current asset or as a current liability (with a contra entry to Gas Costs). Gas Costs consist of two types - Commodity and Non-Commodity costs. The two types are tracked independently and may cause both an accounts receivable from and an accounts payable to customers.

For each utility subsidiary, the Illinois Commerce Commission (Commission) conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the Commission were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Gas Charge filings. The proceedings are typically initiated shortly after the close of the fiscal year and take at least a year to 18 months to complete. Proceedings regarding Peoples Gas and North Shore Gas for the fiscal year 2001 costs are currently pending before the Commission. In the proceeding regarding Peoples Gas, the Commission Staff (Staff) has raised concerns about the prudence of gas costs associated with gas that Peoples Gas resold as part of its normal operational practices. The Staff has not yet submitted evidence or made a specific recommendation, but as part of the discovery process, it filed a motion to compel the production of certain information about these transactions and their possible relationship to Peoples Gas' affiliates. The Commission's Administrative Law Judge has not ruled on the motion, which Peoples Gas is contesting. Peoples Gas submitted additional direct evidence on October 16, 2002. On January 23, 2003, the Administrative Law Judge set a status hearing for February 26, 2003, to address a schedule for further proceedings in this matter. An order from the Commission is not expected before the first quarter of fiscal 2004. Peoples Gas believes that its gas costs were prudently incurred but cannot predict the outcome of the proceedings.

The fiscal year 2002 gas charge reconciliation case for each utility subsidiary was initiated on November 7, 2002. On December 18, 2002, the Administrative Law Judge granted each utility subsidiary's motion to extend time to file its direct testimony to May 1, 2003. The Administrative Law Judge set a status hearing for both cases for May 15, 2003.

Stock Compensation Plans

The Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was amended to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the disclosure requirements of SFAS No. 123 were amended to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As allowed under SFAS No. 123, the Company has chosen to continue accounting for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25. Therefore, no compensation cost has been recognized for nonqualified stock options (under both the Long-Term Incentive Compensation Plan (LTIC) and Director Stock and Option Plan (DSOP)) and shares issued under the Employee Stock Purchase Plan (ESPP). There were 426,900 and 520,300 options granted in the first quarter of fiscal 2003 and 2002, respectively. There were 7,459 and 6,479 shares sold through the ESPP in the first quarter of fiscal 2003 and 2002, respectively. The compensation cost that has been charged against net income for restricted stock awards was $0.8 million and $1.0 million for the three months ended December 31, 2002 and 2001, respectively. Had compensation cost for stock options (under both LTIC and DSOP) and shares issued under the ESPP been determined consistent with SFAS No. 123, as amended, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

Three Months Ended
	December 31,
(In Thousands, except per-share amounts	2002	2001
Net income as reported	$31,001	$31,021
Pro forma stock option and ESPP compensation expense under SFAS 123	235	418
Pro forma net income	$30,766	$30,603
Earnings per average common share:
Basic	$ 0.87	$ 0.88
Diluted	0.87	0.87
Pro forma basic	$ 0.87	$ 0.86
Pro forma diluted	$ 0.86	$ 0.86

The fair value of each option grant used to determine pro forma net income is estimated as of the date of grant using a variation of the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three months ended December 31, 2002 and 2001.

Three Months Ended December 31,	2002	2001
Expected volatility	25.85%	24.76%
Dividend yield	5.4%	5.4%
Risk-free interest rate	2.09%	3.08%
Expected lives (years)	3	3
Weighted average fair value	$3.34	$4.82

Derivative Instruments and Hedging Activities

The Company has hedged various anticipated cash flow transactions through December 2006. The majority of these hedges are related to the Company's forecasted sales of produced oil and gas of its Oil and Gas subsidiary. During the three months ended December 31, 2002, the Company recorded in earnings a $1.9 million loss ($1.1 million, net of tax) related to hedge activity. The majority of this activity was previously recorded in accumulated other comprehensive income (AOCI) with the exception of gains and losses attributable to hedges entered into and settled during the first quarter of fiscal 2003, which accounted for an insignificant amount. The Company anticipates reclassifying, in the next 12 months, $15.8 million of deferred losses from AOCI into earnings, as calculated using commodity prices at December 31, 2002. As of December 31, 2002, the Company has $35.0 million of derivative liabilities, $10.2 million of derivative assets and has cumulative deferred losses in AOCI of $14.5 million, net of taxes. The Company also records adjustments to AOCI to reflect its share of AOCI amounts recorded by partnerships related to their hedging activity. The Company records an offsetting amount to its investment in the partnership.

Peoples Gas and North Shore Gas use derivative transactions to mitigate volatility in their respective gas charges. Since these derivative instruments are not designated as hedges and are employed to support gas costs charged to regulated gas customers, the accounting for these derivative instruments is subject to SFAS No. 71. Any realized gains or losses associated with this activity will be included in gas costs passed through to utility customers. As of December 31, 2002, Peoples Gas and North Shore Gas have net regulatory liabilities related to these transactions of $44.2 million and $7.5 million, respectively.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 2002. The Company, Peoples Gas and North Shore Gas adopted the standard on October 1, 2002 and did not record any significant adjustments.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." It is an amendment of SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and APB No. 28, Interim Financial Reporting. In addition, this Statement allows companies to continue to report using the intrinsic method. It amends the disclosure requirements of SFAS No. 123 for reporting under the intrinsic method to require prominent disclosures in both annual and interim financial statements about the pro forma stock option expense. The Company has continued to report based on the intrinsic method and reported stock option expense in Note 1.

In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and in certain circumstances requires recognition of a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company will not be required to recognize a liability for any of its existing guarantees.

2. BUSINESS SEGMENTS

Financial data by business segment is presented below.

The activities of Peoples Gas and North Shore Gas are mainly within the Gas Distribution segment with only immaterial amounts of activity in other segments. Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other assets.

				Retail			Corporate
(In Thousands)	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 12-31-02	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 415,751	$ -	$ 60,769	$ 54,673	$ 22,194	$ 43	$ (4,319)	$ 549,111
Depreciation, Depletion and Amortization	16,507	32	106	417	10,376	3	23	27,464
Operating Income (Loss)	58,292	(1,098)	2,564	2,102	5,498	(300)	(6,487)	60,571
Equity Investment Income (Loss)	-	(63)	-	-	(626)	436	-	(253)
Operating and Equity Investment Income	58,292	(1,161)	2,564	2,102	4,872	136	(6,487)	60,318
Segment Capital Assets	1,547,253	996	5,959	7,953	245,215	1,240	1,266	1,809,882
Investments in Equity Investees	-	121,101	-	-	24,863	4,029	-	149,993
Capital Spending	$ 17,059	$ 1,158	$ 15	$ (3)	$ 39,723	$ 1	$ 408	$ 58,361

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 12-31-01	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 290,733	$ -	$ 23,214	$ 50,249	$ 15,824	$ 10	$ (2,482)	$ 377,548
Depreciation, Depletion and Amortization	16,891	28	237	409	6,905	11	23	24,504
Operating Income (Loss)	68,449	(1,215)	2,820	1,402	3,279	(328)	(10,059)	64,348
Equity Investment Income (Loss)	-	(1,616)	(502)	-	(1,523)	132	-	(3,509)
Operating and Equity Investment Income	68,449	(2,831)	2,318	1,402	1,756	(196)	(10,059)	60,839
Segment Capital Assets	1,529,514	5,186	7,496	9,762	202,100	1,547	1,001	1,756,606
Investments in Equity Investees	-	70,431	2,164	-	25,852	4,518	-	102,965
Capital Spending	$ 18,168	$ 8,361	$ 297	$ (6)	$ 8,686	$ -	$ (2)	$ 35,504

3. EQUITY INVESTMENTS

The Company has a number of investments that are accounted for as unconsolidated equity method investments. During the second quarter of fiscal 2002, the Company acquired Enron's 50 percent interest in enovate, its partnership with Enron. Results from this business were recorded in the Midstream Services segment as a consolidated subsidiary from March 2002 until enovate was liquidated in September 2002. Individually, the Company's equity investments do not meet the requirements for financial disclosure. However, in aggregate these investments were material at December 31, 2002. The Company records its share of income gains and losses based on financial information it receives from the partnerships.

The following table describes total activity of equity method investees and the Company's pro rata share of financial results from unconsolidated equity method investments.

	Three Months Ended
	December 31,
(In Thousands)	2002	2001
Gross Results from Equity Investments
Revenues	$ 28,145	$ 47,854
Operating Income	9,685	59
Interest Expense	9,365	9,388
Net Income	724	(9,100)
Total Assets	881,326	802,152
Total Liabilities	$ 476,159	$ 567,535

Peoples Energy's Share
Total Equity Investments
Revenues	$ 10,757	$ 23,020
Operating Income	4,148	986
Interest Expense	4,603	4,593
Equity Investment Income (Loss)	(253)	(3,509)
Undistributed Partnership Income Included in Retained Earnings	2,557	10,713
Total Assets	383,367	369,078
Total Liabilities	$ 241,381	$ 268,618

4. ENVIRONMENTAL MATTERS

Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. Two of the manufactured gas sites are discussed in more detail below. The subsidiaries are addressing an additional 32 manufactured gas sites under a program supervised by the Illinois Environmental Protection Agency (IEPA). Investigations have been completed at all or portions of 27 sites. Remediations have been completed at all or portions of four sites.

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

In 1999, the EPA issued the Record of Decision (ROD) selecting the remedial action for the Waukegan Site. The remedy consists of on-site treatment of ground water, off-site treatment and disposal of soil containing polynuclear aeromatic hydrocarbons or creosote, and on-site solidification/stabilization of arsenic-contaminated soils. The EPA has estimated the present worth of the remedy to be $26.5 million (representing the present worth of estimated capital costs and of estimated operation and maintenance costs).

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

In October 2002, the City of Waukegan enacted an ordinance that purports to require the remediation of soil, at sites within a defined geographic area that includes the Waukegan Site, to levels more stringent than those set forth in the ROD.

At this time, management is unable to determine whether, or to what extent, the change in ownership, change in zoning or enactment of the ordinance will affect remedial costs at the Waukegan Site.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 2002, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $136.1 million; for North Shore Gas the total was $28.5 million; and for the Company on a consolidated basis the total deferred was $164.6 million. Each of these amounts includes the low end of a range of costs that management estimates the utilities will incur in investigating and remediating the manufactured gas sites. Management estimates that additional costs in the following amounts are reasonably possible: for Peoples Gas, $45.2 million; for North Shore Gas, $7.6 million; for the Company on a consolidated basis, $52.8 million. Management's estimates are based upon an ongoing review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, including updated estimates based on completed investigations or specific remedial plans. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their manufactured gas sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. The utilities have reached settlement agreements with several of the insurance carriers. The utilities are applying portions of the proceeds from these settlements to pay costs otherwise recoverable through rates. The costs deferred at December 31, 2002 have been reduced by the portions of the settlement proceeds that have yet to be applied to pay such costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at December 31, 2002 have not been reduced to reflect recoveries from other insurance carriers.

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

Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado (Denver site). Shattuck is a wholly-owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the

Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31.0 million. Salomon has provided financial assurance for the performance of the remediation of the site.

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

In 1998, the United States Court of Appeals, Seventh Circuit, reversed the District Court's decision and remanded the case for determination of what liability, if any, the former entity has, and therefore North Shore Gas has, for activities at the site.

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

5. ACCOUNTS RECEIVABLE

Accounts receivable balances for the Company includes accrued unbilled revenues of $103.9 million, $32.1 million and $80.3 million at December 31, 2002, September 30, 2002 and December 31, 2001, respectively, related primarily to Gas Distribution operations.

The following table presents the status of customer accounts receivable balances of the Company's utility subsidiaries.

	Peoples Gas			North Shore Gas
	Accounts Receivable Balance At			Accounts Receivable Balance At
	December 31,	September 30,	December 31,	December 31,	September 30,	December 31,
	2002	2002	2001	2002	2002	2001
	(Dollars In Millions)

Gross customer accounts receivable	$ 259.7	$ 151.2	$ 285.6	$ 38.5	$ 14.0	$ 30.7
Reserve for uncollectible accounts	24.2	31.5	37.5	0.8	0.5	0.6
Net customer accounts receivable	$ 235.5	$ 119.7	$ 248.1	$ 37.7	$ 13.5	$ 30.1

Reserve for uncollectible accounts as a percent of gross customer accounts receivable	9.3%	20.8%	13.1%	2.1%	3.6%	2.0%

The following table details Peoples Gas' aging of customer accounts receivable balances:

	Total
	Accounts		Past Due
	Receivable	Current	30-89 Days	90-149 Days	Over 150 Days
	(Dollars in Millions)

December 31, 2002	$259.7	$180.2	$31.0	$9.7	$38.8
Percentage	100	69	12	4	15

September 30, 2002	$151.2	$52.0	$21.7	$19.0	$58.5
Percentage	100	34	14	13	39

December 31, 2001	$285.6	$146.7	$32.8	$15.8	$90.3
Percentage	100	51	11	6	32

6. COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) recorded in the reported periods consists of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges. Total comprehensive income (loss) consisted of the following:

	Three months ended
	December 31,
	2002	2001
	(In Thousands)
Other comprehensive income
Net income	$ 31,001	$ 31,021
Other comprehensive income (loss), net of tax	(6,924)	(3,427)

Total other comprehensive income	$ 24,077	$ 27,594

Total Other Comprehensive Income for Peoples Gas and North Shore Gas is equal to Net Income as shown on the their respective Income Statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Summary

Net income for the Company for the three months ended December 31, 2002 totaled $31.0 million, or $.87 per diluted share, essentially unchanged from the previous period. Operating and equity investment income totaled $60.3 million for the first quarter, versus $60.8 million reported for the prior year. The Gas Distribution business benefited from a return to more normal weather, although that improvement was overshadowed by a significant reduction in pension credits and an increase in the provision for uncollectible accounts. All of the diversified energy businesses posted strong results, and the Company expanded the production base and earnings potential of the Oil and Gas Production segment with the purchase in November 2002 of additional gas reserves in Texas.

A summary of variations affecting net income between periods is presented below, followed by explanations of significant differences by segment.

	Three Months Ended
	December 31,		Increase /
	2002	2001	(Decrease)
(In Thousands)
Operating and Equity Investment Income:
Gas Distribution	$ 58,292	$ 68,449	$ (10,157)
Power Generation	(1,161)	(2,831)	1,670
Midstream Services	2,564	2,318	246
Retail Energy Services	2,102	1,402	700
Oil and Gas Production	4,872	1,756	3,116
Other	136	(196)	332
Corporate and Adjustments	(6,487)	(10,059)	3,572
Total Operating and Equity Investment Income	60,318	60,839	(521)
Other Income and (Expense)	716	2,106	(1,390)
Interest Expense	12,862	15,976	3,114
Income Taxes	17,171	15,948	(1,223)
Net Income	$ 31,001	$ 31,021	$ (20)

Gas Distribution Segment

The Company's core business is the distribution of natural gas. Peoples Gas and North Shore Gas purchase, store, distribute, sell and transport natural gas to approximately one million customers (816,000 for Peoples Gas and 151,000 for North Shore Gas). Peoples Gas' 4,000 mile distribution system serves the City of Chicago and North Shore Gas' 2,000 mile distribution system serves 54 communities in northeastern Illinois. The customer base includes residential, commercial and industrial retail sales and transportation accounts, and provides a broad foundation with no reliance on any particular group of customers. Peoples Gas also owns a storage facility in central Illinois and a pipeline that connects the storage facility and six major interstate pipelines to Chicago.

Revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers. In a normal gas price environment, the unit cost of gas does not have a significant direct effect on operating income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1 of the Notes to Consolidated Financial Statements.) However, significant changes in gas costs can materially affect the reserve for uncollectible accounts and working capital needs.

The following table sets forth net margin and degree day statistics for the Gas Distribution segment.

Gas Distribution Statistics

	Three Months Ended
Net Margin	December 31,
(In Thousands)	2002	2001	2002 vs. 2001

Gas Distribution Revenues:
Sales
Residential
Heating	$ 306,987	$ 204,020	$ 102,967
Non-heating	12,762	12,523	239
Commercial	47,383	28,145	19,238
Industrial	8,782	4,737	4,045
Total Sales	375,914	249,425	126,489

Transportation
Residential	11,157	9,020	2,137
Commercial	14,648	12,583	2,065
Industrial	5,906	5,451	455
Contract Pooling	3,386	2,375	1,011
Total Transportation	35,097	29,429	5,668

Other Gas Distribution Revenues	4,740	11,879	(7,139)

Total Gas Distribution Revenues	$ 415,751	$ 290,733	$ 125,018

Less: Gas Costs	227,029	123,048	103,981
Revenue Taxes	37,289	30,509	6,780
Environmental Costs Recovered	6,206	1,503	4,703
Net Margin Before Taxes	$ 145,227	$ 135,673	$ 9,554

Gas Distribution Deliveries (MDth):
Gas Sales
Residential
Heating	39,229	31,839	7,390
Non-heating	927	1,059	(132)
Commercial	6,408	4,790	1,618
Industrial	1,304	966	338
Total Gas Sales	47,868	38,654	9,214

Transportation
Residential	7,334	6,090	1,244
Commercial	12,967	11,111	1,856
Industrial	6,845	6,681	164
Total Transportation	27,146	23,882	3,264

Total Gas Distribution Deliveries	75,014	62,536	12,478

Margin per Dth Delivered	$ 1.94	$ 2.17	$ (0.23)

Degree Days as a Percent of Normal *	103	82

* Normal degree days for December 31, 2002 and 2001 (2,279) are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999.

The discussion of the Gas Distribution segment variations is primarily the result of Peoples Gas and North Shore Gas activity. Operating revenues also include the impact of the Company's weather insurance policy, which is recorded by Peoples Energy. Prior period revenue includes $4.3 million in weather insurance accruals. There were no weather insurance accruals reflected in the current period.

Revenues for Peoples Gas for the three-month period increased $105.7 million over the previous period due primarily to an increase in deliveries resulting from weather that was 26.5 percent or 494 heating degree days colder than the previous period and from the higher unit cost of gas. Operating income decreased $7.0 million compared with the previous period resulting from a $13.2 million reduction in first quarter pension credits. The decrease in pension credits was expected due primarily to the inclusion in the prior period of a $6.4 million credit associated with a special retirement program, as well as the ongoing effects of both lower pension plan returns and the effect of falling interest rates on the discount rate. Also affecting the variation was an increase in the provision for uncollectible accounts ($6.7 million). Partially offsetting these negative impacts is the effect of the colder weather in the current period as well as a reduction in the municipal and state utility tax accrual ($4.1 million) and a decline in labor costs ($1.5 million).

In addition to a normal increase in the provision for uncollectible accounts resulting from higher revenues, about $3.0 million of the increase relates to higher than expected first quarter net write offs, principally of older outstanding customer receivables related to the winter of fiscal 2001 and a large first quarter bankruptcy of one of the Company's customers. In addition, the provision rate for uncollectibles was increased from 2.0 percent of revenues to approximately 2.5 percent in order to conservatively manage the possible impact on future collections of higher customer bills resulting from colder weather and higher natural gas costs.

Revenues for North Shore Gas for the three-month period increased $23.5 million over the prior period due primarily to an increase in deliveries resulting from weather that was 26.5 percent or 494 heating degree days colder than the previous period and from the higher unit cost of gas. Operating income for the three-month period increased $1.1 million resulting from the effects of the colder weather, partially offset by a $0.8 million increase in first quarter pension expense and a $0.6 million increase in the provision for uncollectible accounts.

Power Generation Segment

The Power Generation segment, through Peoples Energy Resources, is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. Currently, the Company has an ownership interest in two electric generation facilities. The Company and Dominion Energy, Inc. (Dominion) are equal investors in Elwood, which owns and operates a 1,400-megawatt peaking facility near the City of Chicago. Power generated by Elwood is sold through long-term contracts with Exelon Generation Company, LLC (Exelon), Engage Energy America, LLC (Engage) and Aquila, Inc. (Aquila). The Company has a 30 percent interest in Southeast Chicago Energy Project, LLC (SCEP), a partnership with Exelon, that owns and operates a 350-megawatt facility. Commercial operations began in July 2002.

Revenue recognition for the Elwood facility is based on contract provisions, which assign higher value to summer capacity. The majority of Elwood's annual capacity revenues are recognized in the June to September period, resulting in operating losses in the first and second quarters. Revenue is recognized by SCEP evenly across the fiscal year based on contract provisions.

The operating and equity investment loss for the three-month period amounted to $1.2 million, compared to a $2.8 million loss in the previous period. The improvement was primarily due to equity investment income generated from the 350-megawatt SCEP project, which began commercial operations in July 2002 ($1.6 million). Because the majority of Elwood's capacity revenues are recognized in the June to September period, Elwood recorded a loss in the first quarter offsetting the income generated from SCEP.

Moody's Investors Service and Standard & Poor's Ratings Services recently downgraded Aquila's senior unsecured debt rating to below investment grade. As a result of Aquila's credit rating downgrades, Aquila has posted letters of credit equal to six months of capacity payments, as required under its contracts, for the benefit of Elwood. Aquila continues to make its monthly capacity payments to Elwood on time. In the event Aquila does not fulfill its payment obligations or terminates its power sales tolling agreements and Elwood cannot make adequate alternate arrangements, Elwood could suffer a revenue shortfall or an increase in its costs that could adversely affect the ability of Elwood to fully perform its obligations under the indenture related to its outstanding bonds. If Elwood is adversely affected by the failure of Aquila to make payments under its power sales agreements, the Company may receive substantially reduced or no investment income from Elwood. At this time, the Company cannot determine whether or to what extent Aquila's failure to pay Elwood would result in a material adverse effect on the Company.

Midstream Services Segment

The Midstream Services segment is engaged in wholesale activities that provide services to marketers, utilities, pipelines and gas-fired power generation facilities in the upper Midwest. Peoples Gas owns and operates a natural gas hub. Peoples Energy Resources owns a natural gas liquids peaking facility.

Revenues for December 31, 2002 increased $37.6 million as compared with the previous period. In previous periods, income from enovate, a former partnership with Enron, was reported as equity investment income, and therefore, related revenues were not recognized. All operations are now performed in a 100 percent owned subsidiary and therefore, recorded revenues and expenses have increased versus last year.

Operating and equity investment income increased $0.3 million in the first quarter compared with the prior period primarily due to losses incurred in the year-ago first quarter associated with enovate, which ceased operations in March 2002 ($1.0 million). Offsetting this effect was lower contributions from the hub ($1.2 million).

Retail Energy Services Segment

The Retail Energy Services segment provides energy, including energy alternatives, to industrial, commercial and residential customers regionally within Illinois. Residential customer choice for Illinois became available during the period of March through May 2002, for both gas and electricity.

Revenues for the three-month period increased $4.4 million compared with the previous period due to an increase in natural gas commodity prices. Operating income for the three-month period increased $0.7 million due mainly to lower operating costs.

The following table summarizes operating statistics for Peoples Energy Services, the main contributor to the Retail Energy Services segment:
	Three Months Ended December 31,
(In Thousands, except customers)	2002	2001
Gas sales sendout (Dth)	11,141	11,303
Number of gas customers	11,358	12,969
Electric sales sendout (Mwh)	209	226
Number of electric customers	1,102	1,049

Oil and Gas Production Segment

The Oil and Gas Production segment, through Peoples Energy Production, is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. Business is pursued through direct ownership interests in oil, gas and mineral leases. Peoples Energy Production also has an equity investment in EnerVest ($24.9 million as of December 31, 2002), which develops and manages a portfolio of oil and gas producing properties. Peoples Energy Production's primary focus is on natural gas, with growth coming from low-to-moderate-risk drilling opportunities and acquisition of proved reserves with upside potential, which can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by Peoples Energy Production qualified for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. The Section 29 income tax credits were computed based on units of production and recorded to income as earned. These credits expired on December 31, 2002.

In November 2002, the Company acquired an interest in five properties in south Texas and the upper Texas gulf area from a subsidiary of Magnum Hunter Resources, Inc. (Magnum Hunter). The reserves acquired, 99 percent of which are natural gas, were purchased for approximately $33.0 million and added approximately 11 MMcfe per day production at the time of the acquisition.

Revenues and operating and equity investment income for the three-month period increased $6.4 million and $3.1 million, respectively, compared with the previous period due mainly to an increase in net realized prices and higher production. Realized gas prices increased from $3.10 per Mcf in the previous quarter to $3.61 per Mcf in the current quarter. First quarter 2003 gas production increased 28 percent to 59.7 MMcf per day compared with 46.8 MMcf per day for the previous period. The properties acquired from Magnum Hunter during the first quarter added 7.4 MMcf per day of gas production for the quarter with the remaining 5.5 MMcf per day of the increase coming from the Company's drilling and workover programs and the East White Point acquisition closed in June 2002. Oil production was flat compared to the previous period at 1.2 MBbls per day. Results from the segment's equity investment in EnerVest, which is in the process of being liquidated, improved for the quarter.

As of December 31, 2002, the Company had hedges in place for 13,937 MMbtus of its remaining expected fiscal 2003 production. These hedges are a combination of swaps and no cost collars. As of December 31, 2002, the weighted average hedge price for the remainder of fiscal year 2003 was $3.53 utilizing the collar floors. In addition, as of December 31, 2002, the Company had hedges in place for 195,450 Bbls of its remaining expected fiscal 2003 oil production at an average price of $21.25 per Bbl. The majority of these hedges are valued against the New York Merchantile Exchange's Henry Hub Natural Gas Contract.

The Company anticipates quarterly earnings over this fiscal year to be impacted, either positively or negatively, as its equity investment is exited through the periodic sale of EnerVest's properties. The gains or losses on the sale of these properties will be recognized in the quarter in which they occur. The Company continues to work with EnerVest and the other partners to maximize the value of the partnership.

The following table summarizes operating statistics for the Oil and Gas Production segment:
	Three Months Ended December 31,
	2002	2001
Total production - gas equivalent (MMcfe) (1)	6,182	4,962
Daily average production - gas equivalent (MMcfed) (1)	67.2	53.9
Gas production (percentage)	89%	87%
Net realized gas prices received - ($/Mcf)	$3.61	$3.10
Net realized oil price received - ($/Bbl)	$20.57	$22.36
Depreciation, depletion and amortization rate ($/Mcfe)	$1.67	$1.39

(1) Oil production is converted to gas equivalents based on a conversion of six Mcf of gas per barrel of oil.

The increase in the depreciation, depletion and amortization rate was caused by the development of reserves that were previously classified as proved, undeveloped and the transfer of acquisition and development costs related to properties previously classified as probable, which are now classified as proved. Such costs have been added to the depreciation, depletion and amortization pool.

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

Operating and equity investment income for the three-month period remained relatively flat as compared with the year-ago period.

Corporate and Adjustments

Corporate activities that support the business segments, as well as consolidating adjustments, are included in Corporate and Adjustments.

The operating and equity investment loss for the three-month period was $6.5 million compared to $10.1 million in the previous period. The decrease was mainly a result of lower compensation costs and a reduction in outside services expense.

Other Income and Expense

Other income, net of other expense, for the three-month period for the Company decreased $1.4 million compared with the previous period due mainly to a reduction in interest income ($1.7 million).

Other income, net of other expense, for the three-month period for both Peoples Gas and North Shore Gas were insignificant compared with the prior period.

Interest Expense

Interest expense for the Company for the three-month period decreased $3.1 million as compared to the previous period, primarily due to lower average short-term borrowing requirements and to lower interest rates on the short-term borrowings. Average short-term borrowing requirements were reduced due to a combination of factors including lower working capital requirements at the utilities and advances to Elwood prior to project-financing at that facility.

For Peoples Gas, interest expense for the three-month period decreased $1.5 million as compared to the previous period, due primarily to reduced interest rates and lower average short-term borrowing requirements. The reduction in interest rates was primarily due to financing short-term needs principally with commercial paper in the current period and principally with higher cost notes in the prior period. Average short-term borrowings were reduced due to lower working capital needs.

For North Shore Gas, the variation in interest expense for the three-month period was insignificant.

Critical Accounting Policies

See Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) in the Company's Annual Report on Form 10-K for the year ended September 30, 2002 for a detailed discussion of the Company's critical accounting policies. These policies include Regulated Operations, Environmental Activities Relating to Former Manufactured Gas Operations, Retirement and Postretirement Benefits, Derivative Instruments and Hedging Activities and Depreciation, Depletion and Amortization.

Other Matters

Accounting Standards. In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." The Company does not expect FIN 46 to significantly affect the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company for the three months ended December 31:

	For the Three Months Ended December 31,
(In Thousands)	2002	2001
Net cash provided by (used in) operations	($24,251)	$8,374
Net cash provided by (used in) investing activities	($62,001)	$168,008
Net cash provided by (used in) financing activities	$94,488	($234,016)

The primary decrease in cash from operations at December 31, 2002 over 2001 is due to an increase in utility receivables caused by colder weather and higher gas prices. The net cash provided by investing activities in the prior period was due to the repayment of advances made in connection with the expansion of the Elwood facility. The net cash used in investing activities for the current period reflects normal capital spending, including an oil and gas acquisition. The increase in net cash provided by financing activities is primarily due to the increased use of commercial paper to meet working capital needs in the current period as compared to a reduction in short term debt in the prior period resulting from the project financing of the Elwood facility. Partially offsetting this increase was a reduction in long-term debt in the current period.

See the Consolidated Statement of Cash Flows and the discussion of major balance sheet variations for more detail.

Balance Sheet Variations

The Company's total assets at December 31, 2002 increased $231.0 million compared to September 30, 2002.

The increase in total assets was primarily due to an increase in customer accounts receivable of $169.4 million as a result of colder weather and higher gas prices. Also, an increase in the oil and gas property, plant and equipment of $39.7 million was primarily a result of the Company acquiring an interest in five properties in south Texas and the upper Texas gulf area.

Short-term debt increased $143.7 million resulting from an increase in commercial paper borrowing to meet working capital needs. The increase in current regulatory liabilities primarily reflects the impact of the Gas Distribution segment entering into derivative contracts to protect the price of expected natural gas purchases. The current mark-to-market value of the contracts is recorded in other receivables with a contra entry to current regulatory liabilities. Partially offsetting the mark-to-market effect on other receivables was the previous year weather insurance accrual.

The increase in the debit balance in AOCI is due to larger deferred losses on cash flow hedges in place related to future oil and gas production at Peoples Energy Production. These losses result from higher natural gas and oil commodity prices and will be amortized to income when production is sold.

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

In addition to cash generated internally by operations, as of December 31, 2002, the Company had credit facilities of $257.7 million which primarily support its commercial paper borrowing, of which $170.3 million was available. The Company's credit facilities provide that the lenders under such facilities may terminate the credit commitments and declare any outstanding amounts due and payable if the Company's debt-to-total capital ratio exceeds 65 percent during any period of time that the Company's senior unsecured debt rating falls below A- (Standard & Poor's) or A3 (Moody's Investor Services). Also, Peoples Gas has $142.3 million of credit facilities of which up to $41.0 million may be utilized by North Shore Gas. As of December 31, 2002, none of the $142.3 million was available. As of December 31, 2002, Peoples Gas and North Shore Gas had outstanding loans from the Company of $40.1 million and $15.8 million, respectively. The credit facilities of the Company as well as those of the utilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current levels.

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

Off-balance sheet debt at December 31, 2002 and December 31, 2001 consists of the Company's pro rata share of nonrecourse debt of various equity investments, including Trigen-Peoples ($15.6 million and $15.8 million), EnerVest ($2.7 million and $18.4 million) and Elwood ($196.9 million and $201.0 million). At December 31, 2002 and 2001, this debt amounted to $215.2 million and $235.2 million, respectively.

The Company has amended its shelf registration statement to allow for the issuance from time-to-time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or "at-the-market" offerings.

Financial Uses

Capital Spending. In the three-month period, the Company spent $58.4 million on capital projects and investments in equity investees. The Gas Distribution segment spent $17.1 million on property, plant and equipment of which $15.2 million was spent by Peoples Gas and $1.9 million was spent by North Shore Gas. The remaining $41.3 million was spent by the diversified business segments. The Oil and Gas segment spent $39.7 million on drilling projects, the exploitation of existing assets and the acquisition of properties from a subsidiary of Magnum Hunter. Total forecasted capital spending for fiscal 2003 is approximately $200.0 million.

Retirement of Debt. In the first quarter of 2002, Peoples Gas retired short-term debt of $200.0 million that was issued in the first quarter of 2001 using cash on hand, intercompany loans and commercial paper.

On December 5, 2002, North Shore Gas redeemed $24.6 million of its First Mortgage Bonds, Series J, using cash on hand, intercompany loans and commercial paper.

On January 9, 2003, Peoples Gas received authorization from the Illinois Development Finance Authority (IDFA) to issue $100.0 million of tax-exempt debt to refinance its $50.0 million of First and Refunding Mortgage Bonds, Series X, which will result in the redemption of the City of Chicago Gas Supply Revenue Bonds, 1985 Series A (The Peoples Gas Light and Coke Company Project), and $50.0 million of First and Refunding Mortgage Bonds, Series GG, which will result in the redemption of the City of Chicago Gas Supply Revenue Bonds, 2000 Series A (The Peoples Gas Light and Coke Company Project). The $50.0 million of First and Refunding Mortgage Bonds, Series X, were called for redemption on February 6, 2003.

Issuance of Bonds. On February 6, 2003 the IDFA issued $50.0 million aggregate principal amount of 5.00% Gas Supply Refunding Revenue Bonds, Series 2003A, which are secured by an equal amount of Peoples Gas' 30-year first mortgage bonds, Series KK. The net proceeds will be used for the redemption of the First and Refunding Mortgage Bonds, Series X.

Dividends. On February 5, 2003, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock from 52 cents per share to 53 cents per share.

Commitments and Contingencies

Contractual Obligations. Since the filing of the September 30, 2002 Annual Report on Form 10-K there have been no significant change to commitments and contingencies.

Guarantees of Unconsolidated Equity Investees and Standby Letters of Credit. As of December 31, 2002, there were $55.4 million of guarantees for debt service and operational guarantees of the Company's unconsolidated equity investments. Standby letters of credit were $5.9 million.

Commitments Due by Period
Total
(In millions)	Amounts	Less than	1 to 3	4 to 5	More than
Other commercial commitments	Committed	1 Year	Years	Years	5 Years
Standby letters of credit	$ 5.9	$ 3.8	$ -	$ -	$ 2.1
Guarantees of unconsolidated equity investees	55.4	-	12.5	-	42.9
Total other commercial commitments	$ 61.3	$ 3.8	$ 12.5	$ -	$ 45.0

Peoples Gas has two standby letters of credit totaling $3.9 million as of December 31, 2002. North Shore Gas has none.

		As of December 31, 2002
		(In Millions)
Guarantees of unconsolidated equity investees
Elwood	- Debt service reserve account	$13.9
	- Operational	22.5
Trigen-Peoples	- Operational	19.0
Total guarantees of unconsolidated equity investees		$55.4

In connection with Elwood's project financing, the Company and Dominion have each guaranteed 50 percent of the amount required to be maintained by Elwood in a debt service reserve account. The amount of the Company's guarantee varies over the life of the loan but will not exceed $16.5 million. Subject to the Company's right to terminate the guarantee upon Elwood's depositing sufficient cash in the debt service reserve account, the guarantee continues until Elwood's payment of its outstanding bonds in full, expected to occur July 5, 2026.

The Company has guaranteed 50 percent of Elwood's financial obligations to Aquila in connection with the Aquila power sales agreements. The Company's aggregate liability under the guarantees is limited to $10.0 million. The guarantees terminate August 31, 2016 and August 31, 2017. The Company has also guaranteed 50 percent of Elwood's financial obligations to Engage in connection with the Engage power sales agreement. The Company's aggregate liability under this guarantee is limited to $12.5 million. The guarantee terminates December 31, 2004.

The Company and Trigen Energy Corporation (Trigen) are equal partners in Trigen-Peoples, which provides heating and cooling services to the Metropolitan Pier and Exposition Authority (MPEA) at the McCormick Place Exposition Center in Chicago pursuant to a Development and Energy Services Agreement (MPEA Agreement). Under the MPEA Agreement, Trigen-Peoples must deliver to MPEA and maintain a standby letter of credit to secure Trigen-Peoples' obligations. In addition, the Company and Trigen have provided MPEA with a joint and several guarantee of Trigen-Peoples' obligations under the MPEA Agreement. The guarantee is limited to $11.0 million, plus providing from $4.0 million to $8.0 million in replacement letters of credit, of which the Company would be entitled to collect half of such amounts from Trigen. The guarantee continues for the term of the MPEA Agreement, which ends January 1, 2022.

The Company and Trigen are also party to a Sponsor Support and Equity Contribution Agreement (Sponsor Agreement) with Trigen-Peoples' lender, Prudential Insurance Company of America (Prudential). Under the Sponsor Agreement, the Company and Trigen each agree to pay Prudential 50 percent of Trigen-Peoples' outstanding loan obligations only upon the occurrence of certain events relating to material destruction of the plant, taking of the plant by eminent domain, purchase of the plant by MPEA or default by Trigen-Peoples, the Company or Trigen of certain obligations under the MPEA Agreement and only to the extent that proceeds received by Trigen-Peoples as a result of any such events, plus other cash of Trigen-Peoples, are not sufficient to pay the Prudential loan obligations. None of such events is currently expected to occur. Trigen-Peoples outstanding loan from Prudential was $31.2 million at December 31, 2002. The guarantee continues until payment of the Prudential loan in full, expected to occur December 31, 2017. The Company is not able to estimate the maximum potential amount of future payments under the Sponsor Agreement, if any, because it cannot ascertain the amount of eminent domain proceeds that would be available to the partnership in the unlikely event of a government taking of the plant, nor can it estimate the amount of yield maintenance premium payable with respect to the partnership's loan obligations as such amount is a function of the outstanding loan balance and interest rates at the time the event occurs.

Environmental Matters. The Company's Gas Distribution utility subsidiaries are conducting environmental investigations and remedial work at certain sites that were the location of former manufactured gas operations. (See Note 4 of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under CERCLA, for environmental costs associated with a former mineral processing site in Denver, Colorado. The demand alleged that North Shore Gas is a successor to the liability of a former entity that allegedly disposed of mineral processing wastes there between 1934 and 1941. (See Note 4 of the Notes to Consolidated Financial Statements.)

Risk Management

Market Risk. The Company's earnings may vary due to changes in commodity prices (market risk) through its subsidiaries operations and investments. To manage this market risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps, no cost collars and options contracts. These instruments are commonly referred to as derivatives because they derive their values from the price of an underlying physical commodity or security.

The following table presents the valuation of outstanding contracts at December 31, 2002 and 2001:

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
(In Thousands)	2003	2002	2003	2002	2003	2002
Value of contracts outstanding at the beginning of the quarter	$ (13,720)	$ 14,246	$ (201)	$ -	$ 31,042	$ -
Less: contracts realized or otherwise settled during the period	(1,947)	2,805	(40)	-	7,513	-
Plus: value of new contracts entered into during the period
and outstanding at year-end	(2,648)	2,479	(325)	-	7,004	-
Plus: changes in fair value attributable to changes in valuation
techniques and assumptions	-	-	-	-	-	-
Plus: other changes in fair values	(8,802)	1,020	57	-	21,955	-
Value of contracts outstanding at the end of the quarter	$ (23,223)	$ 14,940	$ (429)	$ -	$ 52,488	$ -

The maturity of the fair value hedges and the mark-to-market contracts fall within the next 12 months. Included in the value of mark-to-market contracts are amounts relating to the utility subsidiaries' gas price protection program ($51.7 million). All gains or losses from these contracts at maturity will be included in the gas charge to customers. The maturities of the cash flow hedges are detailed in the table below. All valuations are based on NYMEX closing prices at December 31, 2002.

Cash Flow Hedges
Value by Year of Maturity
(In Thousands)

		Less than	1 to 2	2 to 3	3 to 4	4 to 5	More than
	Total	1 Year	Years	Years	Years	Years	5 Years
Value at December 31, 2002	$ (23,223)	$ (14,285)	$ (5,811)	$ (1,583)	$ (1,544)	$ -	$ -
MMbtue	41,324	19,223	11,226	7,989	2,886	-	-
Average Hedge Price	$ 3.46	$ 3.45	$ 3.48	$ 3.58	$ 3.12	$ -	$ -

Value at December 31, 2001	$ 14,940	$ 8,790	$ 3,953	$ 2,059	$ 1,315	$ (1,177)	$ -
MMbtue	36,947	15,290	8,650	5,829	5,138	2,040	-
Average Hedge Price	$ 3.35	$ 3.28	$ 3.36	$ 3.41	$ 3.65	$ 2.94	$ -

Interest Rate Risk. The Company periodically utilizes derivative instruments to reduce interest rate risk associated with the issuance of debt. At December 31, 2002, the Company held treasury lock agreements that hedge the 10-year treasury component of $80.0 million of anticipated 2003 debt financings.

Indenture Restrictions

Peoples District Energy owns a 50 percent equity interest in Trigen-Peoples. The Sponsor Support and Equity Contribution Agreement related to Trigen-Peoples' project financing prohibits any distribution that would result in the partners' total capital account in Trigen-Peoples to be less than $7.0 million. At December 31, 2002, the partners' capital account was $7.8 million.

Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions, unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At January 6, 2003, the most recent semi-annual distribution date, the minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood's actual debt service coverage ratio was approximately 1.5 to 1.0.

FORWARD-LOOKING INFORMATION

This MD&A contains statements that may be considered forward-looking, such as: management's expectations, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds, financing activities, market risk, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the Gas Distribution subsidiaries, the adequacy of the Gas Distribution segment's reserves for uncollectible accounts, capital expenditures of the Company's subsidiaries and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Generally, the words "may," "could," "project," "believe," "anticipate," "estimate," "plan," "forecast," "will be" and similar words identify forward-looking statements. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

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
  weather related energy demand; and
  terrorist activities.

Some of these uncertainties that may affect future results are discussed in more detail in Item 1 - Business of the Annual Report on Form 10-K. All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk are reported in Item 2. MD&A - Risk Management Activities.

ITEM 4. Controls and Procedures

The Company, Peoples Gas and North Shore Gas maintain disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended) which are designed to ensure that information required to be disclosed by the Company, Peoples Gas and North Shore Gas in the reports that are submitted or filed with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Thomas M. Patrick, principal executive officer and Thomas A. Nardi, principal financial officer of the Company, Peoples Gas and North Shore Gas, have evaluated the disclosure controls and procedures within 90 days of the filing of this report. Based upon that evaluation, Messrs. Patrick and Nardi have concluded that the disclosure controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of Messrs. Patrick's and Nardi's most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.
Item 2. Changes in Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Submission of Matters to a Vote of Security Holders

None.
Item 5. Other Information

None.
Item 6. Exhibits and Reports on Form 8-K

Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document

3(a)	Amendment to the By-Laws of the Registrant, dated December 4, 2002

3(b)	By-Laws of the Registrant, amended as of December 4, 2002

10(a)	Amendment to Transportation Rate Schedule DSS Agreement between Peoples Gas and Natural Gas Pipeline Company of America dated February 22, 2002

10(b)	Amendment to Transportation Rate Schedule DSS Agreement between North Shore Gas and Natural Gas Pipeline Company of America dated February 22, 2002

10(c)	Executive Deferred Compensation Plan, amended as of December 4, 2002

10(d)	Long-Term Incentive Compensation Plan, amended as of December 4, 2002

10(e)	Long-Term Incentive Plan for Diversified Business Units, amended as of December 4, 2002

10(f)	Short Term Incentive Compensation Plan, amended as of December 4, 2002

12	Statement re: Computation of Ratio of Earnings to Fixed Charges for the Company

99(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
b. Reports on Form 8-K filed or furnished during the quarter ended December 31, 2002

Date of Report - October 25, 2002
Item 9 - Regulation FD Disclosure
Press Release and Conference Call Script

Date of Report - October 25, 2002
Item 5 - Other Events
Forward Looking Financial Information

Date of Report - November 13, 2002
Item 9 - Regulation FD Disclosure
Item 7 - Financial Statements and Exhibits
Security Analyst Presentation

The Peoples Gas Light and Coke Company:

a. Exhibits

Exhibit
Number	Description of Document

10(a)	Amendment to Transportation Rate Schedule DSS Agreement between Peoples Gas and Natural Gas Pipeline Company of America dated February 22, 2002

99(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed during the quarter ended December 31, 2002

None

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document

10(b)	Amendment to Transportation Rate Schedule DSS Agreement between North Shore Gas and Natural Gas Pipeline Company of America dated February 22, 2002

99(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed during the quarter ended December 31, 2002

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

February 11, 2003	By: /s/ THOMAS A. NARDI
(Date)	Thomas A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

February 11, 2003	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

February 11, 2003	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer

CERTIFICATIONS

I, Thomas M. Patrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Thomas M. Patrick
Thomas M. Patrick
Chairman of the Board, President
and Chief Executive Officer

I, Thomas A. Nardi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Thomas A. Nardi
Thomas A. Nardi
Senior Vice President,
Chief Financial Officer and Treasurer

I, Thomas M. Patrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Peoples Gas Light and Coke Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Thomas M. Patrick
Thomas M. Patrick
Chairman of the Board
and Chief Executive Officer

I, Thomas A. Nardi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Peoples Gas Light and Coke Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Thomas A. Nardi
Thomas A. Nardi
Senior Vice President,
Chief Financial Officer and Treasurer

I, Thomas M. Patrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of North Shore Gas Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Thomas M. Patrick
Thomas M. Patrick
Chairman of the Board
and Chief Executive Officer

I, Thomas A. Nardi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of North Shore Gas Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Thomas A. Nardi
Thomas A. Nardi
Senior Vice President,
Chief Financial Officer and Treasurer