Form 10-Q
period 2005-12-31
NORTH SHORE GAS CO /IL/; PEOPLES GAS LIGHT & COKE CO; PEOPLES ENERGY CORP
filed 2006-02-08
CIK 110101, 77388, 77385

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended DECEMBER 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Exact Name of Registrant as
Specified in Charter, State of
Incorporation, Address of
Commission	Principal Executive	IRS Employer
File Number	Office and Telephone Number	Identification Number
1-5540	PEOPLES ENERGY CORPORATION	36-2642766
2-26983	THE PEOPLES GAS LIGHT AND COKE COMPANY	36-1613900
2-35965	NORTH SHORE GAS COMPANY	36-1558720

(Illinois Corporations)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Peoples Energy Corporation	Yes [x] No [ ]
The Peoples Gas Light and Coke Company	Yes [ ] No [x]
North Shore Gas Company	Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (January 31, 2006):

Peoples Energy Corporation	Common Stock, no par value, 38,347,808 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, no par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, no par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

This combined Form 10-Q is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies. The Peoples Gas Light and Coke Company and North Shore Gas Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H(2) of Form 10-Q.

Part I - Financial Information

Item I. Financial Statements
Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
(In Thousands, Except Per-Share Amounts)
Revenues	$ 1,052,386	$ 737,411

Operating Expenses:
Cost of energy sold	796,427	508,892
Gas charge settlement	91,668	-
Operation and maintenance, excluding
restructuring and environmental costs	87,979	79,343
Restructuring costs	-	11,207
Environmental costs	11,296	8,982
Depreciation, depletion and amortization	29,014	30,344
Taxes, other than income taxes	68,734	53,046
Impairments and losses on property sales	2,182	72
Total Operating Expenses	1,087,300	691,886

Equity investment income	10,483	888

Operating Income (Loss)	(24,431)	46,413

Other income	1,351	971

Other expense	38	58

Interest expense	13,223	12,510

Income (Loss) Before Income Taxes	(36,341)	34,816

Income tax expense (benefit)	(16,860)	12,340

Net Income (Loss)	$ (19,481)	$ 22,476

Average Shares of Common Stock Outstanding
Basic	38,245	37,816
Diluted	38,378	37,993

Earnings (Loss) Per Share of Common Stock
Basic	$ (0.51)	$ 0.59
Diluted	$ (0.51)	$ 0.59

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
(In Thousands)	2005	2005	2004
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	$ 2,647,600	$ 2,634,629	$ 2,628,054
Oil and gas	574,744	555,365	501,225
Other	23,351	23,647	21,083
Total property, plant and equipment	3,245,695	3,213,641	3,150,362
Less - Accumulated depreciation, depletion and amortization	1,291,208	1,266,352	1,247,190
Net property, plant and equipment	1,954,487	1,947,289	1,903,172
Investment in equity investees	114,144	136,019	124,633
Other investments	24,269	26,041	24,288
Total Capital Investments - Net	2,092,900	2,109,349	2,052,093

CURRENT ASSETS:
Cash and cash equivalents	17,512	18,186	16,502
Deposits with broker or trustee	30,640	25,327	18,148
Receivables -
Customers, net of reserve for uncollectible accounts
of $36,868, $34,954, and $26,177, respectively	668,331	246,393	480,371
Other	2,626	4,092	1,829
Derivative assets, at fair value - current	75,975	247,612	15,217
Materials and supplies, at average cost	10,890	10,468	11,691
Gas in storage	236,052	236,995	178,251
Gas costs recoverable through rate adjustments	7,354	8,608	4,391
Regulatory assets of utility subsidiaries	24,919	30,062	48,116
Prepayments and other	53,751	70,887	26,029
Total Current Assets	1,128,050	898,630	800,545

OTHER ASSETS:
Prepaid pension costs	152,319	152,720	169,176
Noncurrent regulatory assets of utility subsidiaries	321,895	322,163	237,288
Derivative assets, at fair value - noncurrent	6,496	7,021	10,566
Deferred charges and other	49,333	47,908	50,624
Total Other Assets	530,043	529,812	467,654

Total Assets	$ 3,750,993	$ 3,537,791	$ 3,320,292

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
(In Thousands, Except Shares)	2005	2005	2004
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholders' Equity:
Common stock, no par value -
Authorized 60,000,000 shares
Issued 38,535,868, 38,400,318 and
38,110,647 shares, respectively	$ 412,935	$ 409,060	$ 396,352
Treasury stock - 243,100 shares	(6,677)	(6,677)	(6,677)
Retained earnings	505,821	546,237	553,015
Accumulated other comprehensive loss	(109,974)	(148,466)	(58,897)
Total Common Stockholders' Equity	802,105	800,154	883,793

Long-term debt	895,210	895,583	897,207
Total Capitalization	1,697,315	1,695,737	1,781,000

CURRENT LIABILITIES:
Commercial paper	177,269	8,148	172,049
Accounts payable	418,029	236,212	210,943
Regulatory liabilities of utility subsidiaries	5,165	198,550	-
Dividends payable	20,870	20,791	20,448
Customer deposits	33,735	29,803	30,128
Customer credit balances	49,206	59,635	60,879
Accrued taxes	62,511	26,096	54,372
Gas deliverable to customers	46,718	56,129	36,071
Derivative liabilities, at fair value - current	151,475	186,854	61,943
Other accrued liabilities	88,049	67,702	47,145
Gas costs refundable through rate adjustments	1,219	293	1,044
Accrued interest	15,953	11,474	15,489
Temporary LIFO liquidation credit	14,282	-	4,919
Total Current Liabilities	1,084,481	901,687	715,430

DEFERRED CREDITS AND LONG-TERM LIABILITIES:
Deferred income taxes	432,478	446,382	431,715
Investment tax credits	26,259	26,373	26,373
Derivative liabilities, at fair value - noncurrent	55,192	68,895	34,867
Environmental	281,708	282,411	200,361
Pension	47,948	42,593	71,570
Other	125,612	73,713	58,976
Total Deferred Credits and Other Liabilities	969,197	940,367	823,862

Total Capitalization and Liabilities	$ 3,750,993	$ 3,537,791	$ 3,320,292

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
(In Thousands)	2005	2004
Operating Activities:
Net income (loss)	$ (19,481)	$ 22,476
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	30,437	31,742
Deferred income taxes and investment tax credits - net	(20,998)	5,261
Gas charge settlement	91,668	-
Change in undistributed earnings from equity investments	(1,769)	641
Mark-to-market gain or loss included in net income	(4,142)	(669)
Pension funding less than expense	5,721	14,324
Other adjustments	(16,261)	1,617
Net changes in:
Receivables - net	(420,472)	(288,670)
Gas in storage, excluding fair value adjustments	7,587	12,801
Gas costs recoverable/refundable through rate adjustments	2,180	17,236
Accounts payable	166,390	71,401
Gas deliverable to customers	(9,411)	148
Other accrued liabilities	(21,320)	(14,318)
Accrued interest	4,479	4,182
Accrued taxes	36,415	28,316
Prepayments and other	5,715	13,052
Net Cash Provided by (Used in) Operating Activities	(163,262)	(80,460)

Investing Activities:
Capital spending	(38,033)	(31,275)
Return of capital investments	23,643	10,545
Decrease (increase) in deposits with broker or trustee,
excluding fair value adjustments	11,353	7,638
Other	61	1,061
Net Cash Provided By (Used in) Investing Activities	(2,976)	(12,031)

Financing Activities:
Proceeds from (payment of) overdraft facility	15,428	642
Issuance of commercial paper	169,121	116,424
Retirement of long-term debt	(450)	-
Proceeds from issuance of common stock	2,261	5,066
Dividends paid on common stock	(20,796)	(20,367)
Net Cash Provided by (Used in) Financing Activities	165,564	101,765

Net Increase (Decrease) in Cash and Cash Equivalents	(674)	9,274
Cash and Cash Equivalents at Beginning of Period	18,186	7,228
Cash and Cash Equivalents at End of Period	$ 17,512	$ 16,502

Supplemental information:
Income taxes paid, net of refunds	$ -	$ -
Interest paid, net of amounts capitalized	$ 7,962	$ 7,808

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
(In Thousands)
Revenues	$ 613,525	$ 438,852

Operating Expenses:
Gas costs	426,860	272,433
Gas charge settlement	74,668	-
Operation and maintenance, excluding
restructuring and environmental costs	65,012	57,949
Restructuring costs	-	6,955
Environmental costs	10,502	8,606
Depreciation and amortization	13,699	15,276
Taxes, other than income taxes	58,591	45,147
Impairments and losses on property sales	-	122
Total Operating Expenses	649,332	406,488

Operating Income (Loss)	(35,807)	32,364

Other income	1,004	817

Other expense	107	20

Interest expense	6,279	5,942

Income (Loss) Before Income Taxes	(41,189)	27,219

Income tax expense (benefit)	(16,949)	9,950

Net Income (Loss)	$ (24,240)	$ 17,269

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2005	2005	2004
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,283,061	$ 2,271,716	$ 2,270,017
Less - Accumulated depreciation and amortization	914,386	904,200	914,319
Net property, plant and equipment	1,368,675	1,367,516	1,355,698
Other investments	1,484	1,548	1,788
Total Capital Investments - Net	1,370,159	1,369,064	1,357,486

CURRENT ASSETS:
Cash and cash equivalents	-	-	6
Deposits with broker or trustee	1,179	38	-
Receivables -
Customers, net of reserve for uncollectible accounts
of $33,516, $31,947 and $23,285, respectively	402,212	113,946	299,047
Intercompany receivables	30,328	189,794	7,096
Other	90	2	39
Materials and supplies, at average cost	9,682	9,238	9,489
Gas in storage, at last-in, first-out cost	96,437	106,242	98,028
Gas costs recoverable through rate adjustments	7,329	6,889	3,822
Regulatory assets	22,793	28,061	42,347
Other	9,768	9,127	7,565
Total Current Assets	579,818	463,337	467,439

OTHER ASSETS:
Prepaid pension costs	153,260	153,110	167,185
Noncurrent regulatory assets	256,266	256,180	183,431
Deferred charges and other	36,289	35,490	37,432
Total Other Assets	445,815	444,780	388,048

Total Assets	$ 2,395,792	$ 2,277,181	$ 2,212,973

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2005	2005	2004
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	437,007	469,447	474,797
Accumulated other comprehensive loss	(21,805)	(21,482)	(19,265)
Total Common Stockholder's Equity	580,509	613,272	620,839

Long-term debt	502,000	502,000	502,000
Total Capitalization	1,082,509	1,115,272	1,122,839

CURRENT LIABILITIES:
Commercial paper	119,933	-	114,964
Other short-term debt - intercompany	-	360	-
Accounts payable	206,264	98,069	105,622
Intercompany payables	11,581	22,573	23,449
Regulatory liabilities	5,690	166,745	-
Customer deposits	30,764	27,314	27,768
Customer credit balances	41,076	49,873	50,242
Accrued taxes	55,868	24,089	52,890
Gas deliverable to customers	42,269	51,456	32,886
Other accrued liabilities	62,793	30,647	31,587
Gas costs refundable through rate adjustments	30	29	29
Accrued interest	5,308	5,559	5,227
Dividends payable	8,200	-	13,900
Temporary LIFO liquidation credit	10,615	-	4,031
Total Current Liabilities	600,391	476,714	462,595

DEFERRED CREDITS AND LONG-TERM LIABILITIES:
Deferred income taxes	346,669	365,016	366,869
Investment tax credits	23,407	23,514	23,534
Environmental	217,828	217,611	146,243
Pension	29,298	26,342	48,889
Other	95,690	52,712	42,004
Total Deferred Credits and Other Liabilities	712,892	685,195	627,539

Total Capitalization and Liabilities	$ 2,395,792	$ 2,277,181	$ 2,212,973

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
(In Thousands)
Operating Activities:
Net income (loss)	$ (24,240)	$ 17,269
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	14,897	16,466
Deferred income taxes and investment tax credits - net	(19,067)	(1,663)
Gas charge settlement	74,668	-
Pension funding less than expense	2,805	7,793
Other adjustments	5,277	6,478
Net changes in:
Receivables - net	(288,354)	(188,387)
Intercompany receivables	11,089	(1,990)
Gas in storage	9,805	9,247
Gas costs recoverable/refundable through rate adjustments	(440)	14,128
Accounts payable	108,856	52,812
Intercompany accounts payable	(10,992)	(25,488)
Gas deliverable to customers	(9,187)	422
Other accrued liabilities	(1,021)	(19,615)
Accrued interest	(251)	(305)
Accrued taxes	31,779	30,347
Other	3,319	11,499
Net Cash Provided by (Used in) Operating Activities	(91,057)	(70,987)

Investing Activities:
Capital spending	(16,034)	(15,719)
Intercompany note receivable	(9,875)	-
Decrease (increase) in deposits with broker or trustee,
excluding fair value adjustments	(1,895)	-
Other	26	1,120
Net Cash Provided by (Used in) Investing Activities	(27,778)	(14,599)

Financing Activities:
Proceeds from (payment of) overdraft facility	(662)	1,623
Issuance of commercial paper	119,933	83,963
Retirement of short-term debt	(360)	-
Issuance of long-term debt	(76)	-
Net Cash Provided by (Used in) Financing Activities	118,835	85,586

Net Increase (Decrease) in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	6
Cash and Cash Equivalents at End of Period	$ -	$ 6

Supplemental information:
Income taxes paid, net of refunds	$ -	$ -
Interest paid, net of amounts capitalized	$ 6,065	$ 5,842

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
(In Thousands)
Revenues	$ 115,464	$ 80,096

Operating Expenses:
Gas costs	90,290	57,171
Gas charge settlement	17,000	-
Operation and maintenance, excluding
restructuring and environmental costs	9,170	8,102
Restructuring costs	-	521
Environmental costs	794	376
Depreciation	1,426	1,716
Taxes, other than income taxes	5,575	4,856
Total Operating Expenses	124,255	72,742

Operating Income (Loss)	(8,791)	7,354

Other income	79	50

Other expense	24	37

Interest expense	977	939

Income (Loss) Before Income Taxes	(9,713)	6,428

Income tax expense (benefit)	(4,054)	2,335

Net Income (Loss)	$ (5,659)	$ 4,093

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2005	2005	2004
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 364,539	$ 362,912	$ 358,037
Less - Accumulated depreciation	145,729	144,504	142,888
Net property, plant and equipment	218,810	218,408	215,149

CURRENT ASSETS:
Cash and cash equivalents	1,244	10,545	2
Receivables -
Customers, net of reserve for uncollectible
accounts of $1,676, $1,455 and $978, respectively	68,932	14,209	47,137
Intercompany receivables	1,836	39,815	2,385
Materials and supplies, at average cost	1,208	1,230	2,202
Gas in storage, at last-in, first-out cost	9,330	14,231	10,909
Gas costs recoverable through rate adjustments	25	1,719	569
Regulatory assets	2,126	2,001	5,769
Other	266	371	1,439
Total Current Assets	84,967	84,121	70,412

OTHER ASSETS:
Noncurrent regulatory assets	65,628	65,983	53,857
Deferred charges and other	2,636	2,677	2,918
Total Other Assets	68,264	68,660	56,775

Total Assets	$ 372,041	$ 371,189	$ 342,336

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2005	2005	2004
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	65,397	80,555	81,351
Accumulated other comprehensive loss	(2,371)	(2,376)	(2,038)
Total Common Stockholder's Equity	87,783	102,936	104,070

Long-term debt	69,250	69,250	69,250
Total Capitalization	157,033	172,186	173,320

CURRENT LIABILITIES:
Other short-term debt - intercompany	9,875	-	7,815
Accounts payable	41,090	21,879	20,506
Intercompany payables	3,546	2,722	4,480
Regulatory liabilities	-	32,485	-
Customer deposits	2,769	2,489	2,360
Customer credit balances	6,587	8,761	7,591
Accrued taxes	4,233	2,904	4,817
Gas deliverable to customers	4,449	4,673	3,185
Other accrued liabilities	12,171	3,504	1,579
Gas costs refundable through rate adjustments	1,190	264	1,014
Accrued interest	460	1,284	446
Dividends payable	1,500	-	3,000
Temporary LIFO liquidation credit	3,667	-	888
Total Current Liabilities	91,537	80,965	57,681

DEFERRED CREDITS AND LONG-TERM LIABILITIES:
Deferred income taxes	36,420	39,061	36,094
Investment tax credits	2,852	2,859	2,840
Environmental	63,880	64,800	54,118
Pension	4,218	3,293	11,193
Other	16,101	8,025	7,090
Total Deferred Credits and Other Liabilities	123,471	118,038	111,335

Total Capitalization and Liabilities	$ 372,041	$ 371,189	$ 342,336

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
(In Thousands)
Operating Activities:
Net income (loss)	$ (5,659)	$ 4,093
Adjustments to reconcile net income to cash provided by operations:
Depreciation	1,651	1,924
Deferred income taxes and investment tax credits - net	(2,812)	1,008
Pension funding less than expense	925	1,470
Gas charge settlement	17,000	-
Other adjustments	(964)	(2,065)
Net changes in:
Receivables - net	(54,723)	(39,365)
Intercompany receivables	5,642	18,245
Gas in storage	4,901	4,012
Gas costs recoverable/refundable through rate adjustments	2,620	3,107
Accounts payable	19,582	9,316
Intercompany accounts payable	824	(4,255)
Gas deliverable to customers	(224)	(274)
Other accrued liabilities	166	(2,413)
Accrued interest	(824)	(824)
Accrued taxes	1,329	3,138
Other	1,814	659
Net Cash Provided by (Used in) Operating Activities	(8,752)	(2,224)

Investing Activities:
Capital spending	(2,053)	(1,943)
Other	-	9
Net Cash Provided by (Used in) Investing Activities	(2,053)	(1,934)

Financing Activities:
Proceeds from (payment of) overdraft facility	(371)	233
Issuance of short-term debt	9,875	4,005
Retirement of long-term debt	-	(80)
Dividends paid on common stock	(8,000)	-
Net Cash Provided by (Used in) Financing Activities	1,504	4,158

Net Increase (Decrease) in Cash and Cash Equivalents	(9,301)	-
Cash and Cash Equivalents at Beginning of Period	10,545	2
Cash and Cash Equivalents at End of Period	$ 1,244	$ 2

Supplemental information:
Income taxes paid, net of refunds	$ -	$ -
Interest paid, net of amounts capitalized	$ 1,716	$ 1,784

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

1: BASIS OF PRESENTATION

The condensed, unaudited financial statements of Peoples Energy Corporation (the Company or Peoples Energy), The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Peoples Gas and North Shore Gas are wholly-owned subsidiaries of the Company.

This Quarterly Report on Form 10-Q is a combined report of the Company, Peoples Gas and North Shore Gas. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K, as amended, for the Company, Peoples Gas and North Shore Gas for the fiscal year ended September 30, 2005. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period. Due to a number of factors, including seasonality of businesses and market price volatility, the quarterly results of operations and statements of financial position and cash flows should not be considered indicative of the year as a whole.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments unless otherwise noted, necessary to present fairly the financial position of the Company, Peoples Gas and North Shore Gas and their results of operations and cash flows for the interim periods presented.

Beginning in fiscal 2006, the Company restructured the management and operations of certain of its businesses and has realigned its segment reporting to match these changes. The Company's reportable segments are Gas Distribution (including Peoples Gas hub operations, formerly included as part of Midstream Services), Oil and Gas Production, Energy Assets (primarily power generation), Energy Marketing (both retail and wholesale activity, formerly included as Retail Energy Services and part of Midstream Services, respectively), and Corporate and Other.

2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gas Charge Settlement

On January 17, 2006, Peoples Gas, North Shore Gas and certain of their affiliates, the Illinois Attorney General (AG) and the city of Chicago (the "settling parties") entered into a Settlement Agreement and Release, which is subject to approval by the Illinois Commerce Commission (Commission). The settlement, if approved by the Commission, would settle the Gas Charge proceedings for Peoples Gas and North Shore Gas for fiscal 2001, 2002, 2003 and 2004 (including the issue of re-opening the fiscal 2000 proceeding) described in Note 7A as well as the lawsuits described in Note 7B. Under the settlement, Peoples Gas and North Shore Gas would credit $100 million to customers on a per capita basis. The first half of the credit would be applied beginning thirty days after Commission approval of the settlement and the second half would be applied to customer accounts twelve months later. The settlement also requires payments by the Company to the AG and Chicago, in an amount of up to $5 million in each of the next six years, for conservation and weatherization programs. On January 31, the Commission Staff filed a response opposing the settlement. On February 3, the ALJ served a proposed interim order which in general opposes the settlement and recommends several modifications to the settlement, including limiting it to Peoples Gas' and North Shore Gas' fiscal 2001 cases. The Commission could render an order with respect to the settlement and/or the Peoples Gas fiscal 2001 case at any time. See Note 7A for a complete discussion of the gas charge cases and the settlement agreement.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" (SFAS No. 5), the Company has recorded a first quarter charge and accrued a liability as of December 31, 2005 reflecting the terms of the settlement. This charge totaled $91.7 million pretax or $1.44 per share after tax. The charge reflects $100 million in expected credits to customers and $5 million related to the first year funding of

Notes to Consolidated Financial Statements (Unaudited)

conservation program costs and is net of approximately $13.3 million in previously recorded liabilities related to the cases. Accrued liabilities totaling $105 million are reflected in the consolidated balance sheet captions "other accrued liabilities" ($55 million) under current liabilities and in "other" ($50 million) under deferred credits and long-term liabilities. The charge has been allocated $74.7 million to Peoples Gas and $17.0 million to North Shore Gas based on number of customers, as called for in the settlement. If the Commission does not approve the settlement, or requires a different allocation of the credits, the amounts recorded by the Company, or the allocation between Peoples Gas and North Shore Gas, could change and such changes could be material to the financial statements of the Company, Peoples Gas or North Shore Gas. Although the Company cannot predict the final outcome of these proceedings, the amounts recorded reflect a reasonable estimate of the liability accrued in accordance with SFAS No. 5 based on the settlement agreement.

Gas in Storage

Peoples Gas and North Shore Gas price storage injections at the fiscal year average of the costs of natural gas supply purchased. Withdrawals from storage for the utilities are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. Due to seasonality requirements, the Company expects interim reductions in LIFO layers to be replenished by the fiscal year end. The Energy Marketing segment accounts for gas in inventory primarily using the lower of average cost or market method. A portion of gas in storage for Energy Marketing is reported at fair value to reflect the effects of fair value hedge accounting in accordance with SFAS 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133).

Derivative Instruments and Hedging Activities

The Company's earnings may vary due to changes in commodity prices and interest rates (market risk) that affect its operations and investments. To manage this risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps and options. It is the policy of the Company to use these instruments solely for the purpose of managing risk and not for any speculative purpose. The Company accounts for derivative financial instruments pursuant to SFAS No. 133. Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception.

Cash Flow Hedges. In connection with its Oil and Gas Production and Energy Marketing businesses, the Company uses derivative financial instruments to protect against loss of value of future anticipated cash transactions caused by commodity price changes in the marketplace. These instruments are designated as cash flow hedges, which allow for the effective portion of unrealized changes in value during the life of the hedge to be recorded in other comprehensive income. Realized gains and losses from commodity cash flow hedges are recorded in revenues or cost of energy sold in the income statement in the same month the related physical sales or purchases are recorded in the income statement.

Cash flow hedge accounting is discontinued when it is no longer probable that the original forecasted transactions will occur. The carrying value of contracts which no longer qualify for hedge accounting are prospectively marked-to-market, with the change in value recorded in each reporting period in the income statement. If the original forecasted transactions are probable of not occurring, any amounts previously recorded in other comprehensive income are immediately recorded in the income statement. In addition, cash flow hedge ineffectiveness can result from differences in critical terms (such as location) between the hedging instrument and the hedged transaction and result in the immediate recognition of gains or losses recorded in revenues.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes selected information related to cash flow hedges included in the Consolidated Income Statement and Balance Sheets for the periods ended December 31, 2005 and 2004, respectively.

		Interest	Partnership
Periods ended December 31, 2005	Commodities	Rate	Transactions	Total
(In Thousands)
Portion of after-tax gains (losses) on hedging instruments
determined to be ineffective and included in net income	$ 1,177	$ -	$ -	$ 1,177

Accumulated other comprehensive income (loss) after tax at
December 31, 2005	$ (78,717)	$ (481)	$ (4,933)	$ (84,131)

Portion of accumulated other comprehensive income (loss)
expected to be reclassified to earnings during the next
12 months based on prices at December 31, 2005	$ (53,628)	$ (65)	$ -	$ (53,693)
Maximum term	57 months	88 months

Periods ended December 31, 2004
(In Thousands)
Portion of after-tax gains (losses) on hedging instruments
determined to be ineffective and included in net income	$ (714)	$ -	$ -	$ (714)

Accumulated other comprehensive income (loss) after tax at
December 31, 2004	$ (31,800)	$ (546)	$ (5,044)	$ (37,390)

Fair Value Hedges. The Company uses financial hedges to protect the value of a portion of Energy Marketing's gas in storage and these are accounted for as fair value hedges. The change in value of these hedges, along with the offsetting change in value of the inventory hedged (to the extent the hedge is effective), are recorded on the income statement in each reporting period's cost of energy sold.

The Energy Marketing segment recorded in the first quarter of fiscal 2006 a $3.7 million mark-to-market gain related to the application of fair value hedge accounting to certain storage inventory transactions. The segment uses derivatives to mitigate commodity price risk and substantially lock in the profit margin that it will ultimately realize when inventory volumes are withdrawn from storage. Under fair value accounting, which this segment is using for certain storage activity, the mark-to-market adjustment to inventory is computed using spot prices, while the derivatives used to mitigate the risk of changes in inventory value are marked-to-market using forward prices. When the spot price of natural gas changes disproportionately to the forward price, the difference is recorded in operating results. As a result, earnings are subject to volatility, even when the underlying expected profit margin over the duration of the contracts is unchanged. The volatility resulting from this accounting can be significant from period to period. As volumes are withdrawn from storage, these mark-to-market accounting impacts are reversed.

The Company also uses certain financial instruments to adjust the portfolio composition of its debt from fixed-rate to floating-rate debt. These derivative instruments are accounted for as fair value hedges. The change in value of these hedges along with the offsetting change in value of the debt hedged (to the extent the hedge is effective) are recorded in each reporting period in interest expense in the income statement.

Mark-To-Market Derivative Instruments. Peoples Gas and North Shore Gas use derivative instruments to manage each utility's cost of gas supply and mitigate price volatility. All such derivative instruments are measured at fair value. The regulated utilities' tariffs allow for full recovery from their customers of prudently incurred gas supply costs, including gains or losses on these derivative instruments. As a result, SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", allows for these mark-to-market derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the

Notes to Consolidated Financial Statements (Unaudited)

cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas.

The Energy Marketing segment uses certain contracts (such as financial basis swaps) to hedge location differentials associated with its wholesale natural gas transportation contracts. Such contracts are derivative instruments and do not qualify for cash flow hedge accounting under SFAS No. 133. In the first quarter of fiscal 2006, the Energy Marketing segment recognized mark-to-market pretax losses of $4.8 million related to these derivatives. Energy Marketing also accounts for derivatives associated with certain gas storage activity on a mark-to-market basis because these derivatives do not qualify for hedge accounting. In the first quarter of fiscal 2006, the Energy Marketing segment recognized mark-to-market pretax gains of $2.3 million related to these derivatives. As physical volumes are delivered under natural gas transportation contracts or withdrawn under certain gas storage contracts, these mark-to-market accounting impacts are reversed.

The following table reflects the mark-to-market value of these contracts and other miscellaneous derivative contracts that do not qualify for hedge accounting.

	December 31,
(In Thousands)	2005	2004
Peoples Gas mark-to-market asset (liability)	$ 23,031	$ (18,829)
North Shore Gas mark-to-market asset (liability)	3,108	(3,989)
Other mark-to-market asset (liability)	(4,189)	39
Total	$ 21,950	$ (22,779)

Derivative Summary. The following table summarizes the changes in valuation of all outstanding derivative contracts during the three months ended December 31, 2005 and 2004. All amounts are based on fair values at the end of the period and do not necessarily indicate that a gain or loss on the derivative will be recognized in income in future periods. Generally, hedges are held to maturity, which coincides with recognition of the transaction being hedged (e.g., anticipated sales or cost of purchases in earnings), thereby achieving the realization of prices contemplated by the underlying risk management strategies.

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
(In Thousands)	2005	2004	2005	2004	2005	2004
Value of contracts outstanding at October 1	$ (202,904)	$ (89,306)	$ (21,457)	$ 908	$ 204,276	$ 27,678
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(39,065)	(19,391)	624	(113)	64,592	10,353
Plus: Unrealized gain (loss) on new contracts entered
into during the period and outstanding at end of period	(4,896)	3,751	435	75	(1,705)	(4,449)
Plus: Other unrealized gain (loss), primarily changes
in market prices on contracts outstanding at the
beginning of the period	31,843	12,007	15,375	(72)	(116,029)	(35,655)
Value of contracts outstanding at December 31	$ (136,892)	$ (54,157)	$ (6,271)	$ 1,024	$ 21,950	$ (22,779)

Notes to Consolidated Financial Statements (Unaudited)

The following table is a summary of the fair market value of commodity derivatives by type at December 31, 2005. Valuations are based on the New York Mercantile Exchange (NYMEX) closing prices for the respective NYMEX Henry Hub futures contracts and on the closing prices published in various commodity pricing publications for the geographical differential between a specific location price and the NYMEX Henry Hub futures contract closing price where applicable.

Commodity Derivatives
(Fair Value amounts in thousands)

Futures/Forwards	Maturity	Volumes (Mmbtus)	Fair Value
Natural Gas	Less than 1 Year	47,522,790	$ (7,395)
Natural Gas	1 to 3 Years	3,011,649	(164)
		50,534,439	$ (7,559)

Options	Maturity	Volumes (Mmbtus)	Fair Value
Natural Gas	Less than 1 Year	67,020,000	$ (11,068)
Natural Gas	1 to 3 Years	6,093,000	(12,529)
		73,113,000	$ (23,597)

Swaps (NG)	Maturity	Volumes (Mmbtus)	Fair Value
Natural Gas	Less than 1 Year	88,210,087	$ (42,427)
Natural Gas	1 to 3 Years	30,386,516	(32,241)
Natural Gas	4 to 5 Years	194,711	60
		118,791,314	$ (74,608)

Swaps (OIL)	Maturity	Volumes (Bbls)	Fair Value
WTI Crude Oil	Less than 1 Year	319,000	$ (10,517)
WTI Crude Oil	1 to 3 Years	209,700	(3,892)
		528,700	$ (14,409)

Total (NG)	Maturity	Volumes (Mmbtus)	Fair Value
Natural Gas	Less than 1 Year	202,752,877	$ (60,890)
Natural Gas	1 to 3 Years	39,491,165	(44,934)
Natural Gas	4 to 5 Years	194,711	60
		242,438,753	$ (105,764)

Total (OIL)	Maturity	Volumes (Bbls)	Fair Value
WTI Crude Oil	Less than 1 Year	319,000	$ (10,517)
WTI Crude Oil	1 to 3 Years	209,700	(3,892)
		528,700	$ (14,409)

Notes to Consolidated Financial Statements (Unaudited)

Revenue Recognition

Natural gas and electricity sales and transportation revenues for the utilities and Peoples Energy Services Corporation are recorded on the accrual basis for all gas and electricity delivered during the month, including an estimate for gas and electricity delivered but unbilled at the end of each month. The amount of accrued unbilled revenue included in gross receivables from customers is summarized below:

	December 31,	September 30,	December 31,
(In Thousands)	2005	2005	2004
Peoples Gas	$ 184,548	$ 32,282	$ 145,031
North Shore Gas	35,126	6,136	26,289
Peoples Energy Services	68,212	19,362	44,450
Consolidated Peoples Energy	$ 287,886	$ 57,780	$ 215,770

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utilities Act provides that the tax may be recovered from utility customers by adding an additional charge to customers' bills. These taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. As a result, most revenue taxes are reported on a gross basis, whereby the billed amounts for the recovery of these taxes are included in revenues and an offsetting expense amount (net of an administrative fee) representing the expected cash payment of the taxes is included in taxes, other than income taxes on the income statement. Revenue tax amounts included in utility revenues are as follows:

	Three Months Ended
	December 31,
(In Thousands)	2005	2004
Peoples Gas	$ 55,393	$ 41,568
North Shore Gas	4,958	4,040
Consolidated Peoples Energy	$ 60,351	$ 45,608

In the Oil and Gas Production segment, natural gas and crude oil production revenues are recorded on the entitlement method. Under the entitlement method, revenue is recorded when title is transferred based on the Company's net interest. The Company records its entitled share of revenues based on estimated monthly production volumes. Subsequently, these estimated volumes are adjusted to reflect actual volumes that are supported by third party statements and/or cash receipts.

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity at the date of purchase of three months or less to be cash equivalents. Under the Company's cash management practices, checks issued pending clearance that result in overdraft balances for accounting purposes are included in accounts payable and total $24.5 million, $9.1 million and $6.9 million as of December 31, 2005, September 30, 2005 and December 31, 2004, respectively. For Peoples Gas, the amounts in accounts payable at December 31, 2005, September 30, 2005 and December 31, 2004 were $6.5 million, $7.1 million and $6.5 million, respectively. North Shore Gas' amounts in accounts payable at December 31, 2005, September 30, 2005 and December 31, 2004 were immaterial.

Notes to Consolidated Financial Statements (Unaudited)

3: BUSINESS SEGMENTS

Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other investments. Results for the three months ended December 31, 2004 have been restated to conform with the new segment organization described in Note 1. Financial data by business segment is presented below.

					Corporate
	Gas	Oil and Gas	Energy	Energy	and
(In Thousands)	Distribution	Production	Marketing	Assets	Other	Adjustments	Total
Three Months Ended December 31, 2005
Revenues (1)	$ 728,989	$ 27,058	$ 294,870	$ 2,607	$ -	$ (1,138)	$ 1,052,386
Cost of energy sold	517,151	-	280,339	336	-	(1,399)	796,427
Gas charge settlement	91,668	-	-	-	-	-	91,668
Operation and maintenance, excluding
environmental costs	70,538	8,105	4,227	1,079	3,769	261	87,979
Environmental costs	11,296	-	-	-	-	-	11,296
Depreciation, depletion and amortization	15,125	13,053	442	110	284	-	29,014
Taxes, other than income taxes	64,165	4,091	98	43	337	-	68,734
Impairments and losses on property
sales	-	-	-	2,089	93	-	2,182
Equity investment income	-	9,585	-	831	67	-	10,483
Operating income (loss)	$ (40,954)	$ 11,394	$ 9,764	$ (219)	$ (4,416)	$ -	$ (24,431)

Segment capital assets - net	$ 1,587,735	$ 353,931	$ 5,077	$ 15,850	$ 6,217	$ -	$ 1,968,810
Investments in equity investees	$ -	$ -	$ -	$ 114,144	$ -	$ -	$ 114,144
Capital spending	$ 18,087	$ 19,360	$ 24	$ 314	$ 248	$ -	$ 38,033

Three Months Ended December 31, 2004
Revenues (1)	$ 520,058	$ 29,200	$ 187,547	$ 2,517	$ -	$ (1,911)	$ 737,411
Cost of energy sold	329,604	-	180,896	696	-	(2,304)	508,892
Operation and maintenance, excluding
restructuring and environmental costs	64,682	6,213	3,835	1,234	2,986	393	79,343
Restructuring costs	-	-	-	-	11,207	-	11,207
Environmental costs	8,982	-	-	-	-	-	8,982
Depreciation, depletion and amortization	16,992	12,586	430	122	214	-	30,344
Taxes, other than income taxes	50,002	2,896	72	(2)	78	-	53,046
Impairments and losses (gains) on
property sales	122	-	(50)	-	-	-	72
Equity investment income (loss)	-	1,086	-	(460)	262	-	888
Operating income (loss)	$ 49,674	$ 8,591	$ 2,364	$ 7	$ (14,223)	$ -	$ 46,413

Segment capital assets - net	$ 1,571,095	$ 319,465	$ 6,860	$ 16,923	$ 4,176	$ -	$ 1,918,519
Investments in equity investees	$ -	$ 10,290	$ -	$ 110,607	$ 3,736	$ -	$ 124,633
Capital spending	$ 17,662	$ 12,998	$ 70	$ 540	$ 5	$ -	$ 31,275

(1) Oil and Gas Production revenues are net of gains and losses from hedging activities.

4: RESTRUCTURING COSTS

During the fourth quarter of fiscal 2004, the Company commenced a restructuring plan to enhance operating efficiency and customer service and to mitigate the impact of rising operating costs on utility customers, while maintaining solid financial results for the Company. The restructuring activities were designed to result in a reduction of over 100 nonunion permanent positions at all levels in the utility business and corporate support functions. An enhanced voluntary termination severance package was offered to nonunion employees including a termination allowance of three weeks' pay for each completed year of service up to a maximum of 52 weeks of pay, outplacement assistance, enhanced educational assistance, and reduced Consolidated Omnibus Budget Reconciliation Act (COBRA) rates. Approximately 300 employees accepted the package, resulting in about 200 open positions, some of which have been filled in fiscal 2005 with the remainder expected to be filled in fiscal 2006.

Notes to Consolidated Financial Statements (Unaudited)

The restructuring activities were substantially completed by September 30, 2004. The restructuring plan resulted in aggregate charges of $17.0 million to the Consolidated Statement of Income for fiscal 2004. Included in this amount were charges of $9.7 million and $0.9 million related to Peoples Gas and North Shore Gas, respectively, based primarily upon severance payments and related employer payroll taxes at each respective utility.

A total of approximately $16.6 million and $6.0 million for severance payments, program expenses, employer taxes and legal fees had been paid through December 31, 2005 and 2004, respectively. In addition, approximately $0.4 million in severance costs originally expensed was reversed in connection with the revocation of severance agreements. The Company had approximately $11.0 million of unpaid liabilities related to the restructuring costs included in accounts payable on the Consolidated Balance Sheet at December 31, 2004 and no remaining liabilities as of December 31, 2005.

In the first quarter of fiscal 2005, the Company recorded $11.2 million for pension settlements and curtailments, net of capitalized amounts, associated with the restructuring plan described above (see Note 10). Included in this amount were charges of $7.0 million and $0.5 million for Peoples Gas and North Shore Gas, respectively. As the Company's pension plan measurement year ends June 30, these restructuring costs for settlements and curtailments subsequent to June 30, 2004 were required to be recognized in fiscal 2005.

5: EQUITY INVESTMENTS

The Company has several investments in the form of partnerships that are accounted for as unconsolidated equity method investments. Individually, the Company's equity investments do not meet the requirements for separate financial statement disclosure. However, in aggregate these investments are material. The Company records its share of equity investment income based on financial information it receives from the partnerships. All information is current or based on estimated results for the quarter. The Company is not a managing partner in any of these investments.

On October 31, 2005 Peoples Energy Production, through its equity investment in the EnerVest partnership, recognized a $9.6 million gain in equity investment income related to the sale of all remaining properties in the partnership. It is expected that the partnership will be liquidated sometime during 2006.

On September 30, 2005, Trigen-Peoples District Energy Company (Trigen-Peoples), a 50%-50% partnership between the Company and Trigen Energy Company ("Trigen"), sold its district heating and cooling plant. The Company liquidated its partnership with Trigen effective with the sale of the plant.

The following table summarizes the combined partnership financial results and financial position of the Company's unconsolidated equity method investments.

	Three Months Ended
	December 31,
(In Thousands)	2005	2004
Revenues	$ 28,599	$ 47,406
Operating income	14,805	21,144
Interest expense	8,602	9,766
Net income	$ 4,136	$ 3,754

Current assets	$ 79,881	$ 75,470
Noncurrent assets	690,171	724,383
Current liabilities	53,435	58,886
Noncurrent liabilities	$ 398,028	$ 451,678

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the Company's equity method investment ownership percentage and its equity share of the net income shown in the previous table.

				Equity Investment
		Ownership Percentage		Income (Loss)
				Three Months Ended
(In Thousands)		At December 31,		December 31,
Investment	Segment	2005	2004	2005	2004
EnerVest	Oil and Gas	30%	30%	$ 9,585	$ 1,086
Elwood	Energy Assets	50	50	(476)	(1,842)
SCEP	Energy Assets	28	29	1,307	1,382
Trigen-Peoples	Corporate and Other	0	50	67	262

Total equity investment income				$ 10,483	$ 888

Undistributed partnership income included in the
Company's retained earnings at the end of each period				$ 32,017	$ 19,458

6: ENVIRONMENTAL MATTERS

A. Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. The subsidiaries are addressing these sites under a program supervised by the Illinois Environmental Protection Agency.

Peoples Gas is addressing 29 manufactured gas sites, including several sites described in more detail below. Investigations have been completed at all or portions of 25 sites. Remediations have been completed at all or portions of nine sites.

North Shore Gas is addressing five manufactured gas sites, including one site described in more detail below. Investigations have been completed at all or portions of three sites (including one site which the Company formerly considered to be two separate sites). Remediations have not yet been completed at these sites.

The United States Environmental Protection Agency (EPA) has identified North Shore Gas as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site). The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site. The EPA also has identified OMC, General Motors Corporation and certain other parties as PRPs at the Waukegan Site. The EPA has issued a record of decision (ROD) selecting the remedial action for the Waukegan Site. The selected remedy consists of on-site treatment of groundwater and off-site disposal of soil containing polynuclear aromatic hydrocarbons and arsenic. North Shore Gas and the other PRPs have executed a remedial action consent decree which has been entered by the federal district court. The consent decree requires North Shore Gas and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27 million. The soil component of the remedial action was completed in August 2005. The groundwater component of the remedial action is undergoing design and is expected to begin in 2006. The EPA has agreed to reduce the financial assurance requirement to $21 million to reflect completion of the soil component of the remedial action.

Notes to Consolidated Financial Statements (Unaudited)

In 2004, the owners (River Village West) of a property in the vicinity of the former Pitney Court Station filed suit against Peoples Gas in the United States District Court for the Northern District of Illinois under the Resource Conservation and Recovery Act (RCRA). The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Company, No. 04-C-3392 (N.D. Ill. 2004), seeks an order directing Peoples Gas to remediate the site. In December 2005, Peoples Gas and the plaintiffs settled and the litigation has been dismissed with prejudice. Pursuant to the terms of the settlement agreement, Peoples Gas has agreed to remediate the site and to investigate and, if necessary, remediate sediments in the area of the Chicago River adjacent to the site. At this time, management is unable to determine the effect, if any, of the settlement upon the recorded liability for the Pitney Court site.

With respect to portions of certain other sites in Chicago, Peoples Gas has received demands from site owners and others asserting standing regarding the investigation or remediation of their parcels. Some of these demands seek to require Peoples Gas to perform extensive investigations or remediations. These demands include notice letters sent to Peoples Gas by River Village West. These letters informed Peoples Gas of River Village West's intent to file suit under RCRA seeking an order directing Peoples Gas to remediate seven former manufactured gas plant sites located on or near the Chicago River. In April 2005, River Village West filed suit against Peoples Gas in the United States District Court for the Northern District of Illinois under RCRA. The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Company, No. 05-C-2103 (N.D. Ill. 2005), seeks an order directing Peoples Gas to remediate three of the seven sites: the former South Station, the former Throop Street Station and the former Hough Place Station. Peoples Gas is currently engaged in settlement discussions with River Village West.

In January 2006, an individual notified Peoples Gas of his intent to file suit under RCRA seeking an order directing Peoples Gas to remediate the Willow Street Station site, one of the sites described in the preceding paragraph. At this time, management is unable to determine the effect, if any, of the notice letter upon the recorded liability for the Willow Street Station site.

The utility subsidiaries are accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At December 31, 2005, regulatory assets (stated in current year dollars) were recorded in the following amounts: for Peoples Gas, $243 million; for North Shore Gas, $65 million; and for the Company on a consolidated basis, $308 million. Each of the foregoing amounts reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and from customers, and (4) management's best estimates of the costs the utilities will spend in the future for investigating and remediating the manufactured gas sites. Management has recorded liabilities for the amounts described in clause (4) of the preceding sentence as follows: for Peoples Gas, $218 million; for North Shore Gas, $64 million; and for the Company on a consolidated basis, $282 million. Management also estimates that additional costs in excess of the recorded liabilities are reasonably possible in the following amounts: for Peoples Gas, $112 million; for North Shore Gas, $77 million; and for the Company on a consolidated basis, $189 million.

Management's foregoing estimates are developed with the aid of probabilistic modeling. They are based upon an ongoing review and judgment by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, and of the likelihood of incurring such costs. The liabilities recorded reflect the costs of all activities estimated, as a result of this analysis, to have a 75% or greater likelihood of occurrence. The additional costs described above as reasonably possible reflect the difference between the costs reflected in the liabilities for manufactured gas sites and costs that would result from the use of a lower probability threshold determined for each subsidiary by management after considering the sites included for that subsidiary. Because these estimates reflect future expenditures, they are sensitive to changes in assumptions with respect to the probability and magnitude of the various factors used in the modeling. The estimates are also affected by changes that result from the Company's actual experience in remediating the sites.

Actual costs, which may differ materially from these estimates, will depend on several factors including whether contamination exists at all sites, the nature and extent of contamination and the level of remediation that may be required. Other factors that may affect such costs include, but are not limited to, changes in remediation

Notes to Consolidated Financial Statements (Unaudited)

technology, fluctuations in unit costs and changes in environmental laws and regulations. With respect to certain sites or portions of sites, the subsidiaries have received demands to investigate and remediate to extensive levels. Management does not believe that the utility subsidiaries are legally required to comply with such demands. However, if the subsidiaries were required to do so at all of the sites that have not been remediated, the Company currently estimates that its aggregate maximum potential liability would be approximately $375 million higher than the total of the recorded liabilities and estimates of additional reasonably possible costs indicated above.

Each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, but the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Illinois Commerce Commission (Commission) which authorize recovery of prudently incurred costs. Costs incurred in each fiscal year are subject to a prudence review by the Commission during a reconciliation proceeding for such fiscal year. Costs are expensed in the income statement in the same period they are billed to customers and recognized as revenues.

Management believes that any costs incurred by Peoples Gas and North Shore Gas for environmental activities relating to former manufactured gas operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are therefore recoverable through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. However, any changes in the utilities' approved rate mechanisms for recovery of these costs, or any adverse conclusions by the Commission with respect to the prudence of costs actually incurred, could materially affect the utilities' recovery of such costs through rates.

B. Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at Shattuck's Denver site. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation of the site.

North Shore Gas filed a declaratory judgment action against Salomon in the U.S. District Court for the Northern District of Illinois. The suit asked the court to declare that North Shore Gas is not liable for response costs at the Denver site. Salomon filed a counterclaim for costs incurred by Salomon and Shattuck with respect to the site. In 1997, the district court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site.

In 1998, the United States Court of Appeals, Seventh Circuit, reversed the district court's decision and remanded the case for determination of what liability, if any, the former entity has, and therefore North Shore Gas has, for activities at the site.

In 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA's announcement followed a six-month scientific/technical review by the agency of the remedy's effectiveness. In 2000, the EPA amended the ROD to require removal of the radioactive wastes from the site to a licensed off-site disposal facility. The EPA estimates that this action will cost an additional $22.0 million (representing the present worth of estimated capital costs and estimated operation and maintenance costs). The remediation of the site is currently in progress. According to the EPA, project completion is scheduled for the end of 2006.

Notes to Consolidated Financial Statements (Unaudited)

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

North Shore Gas does not believe that it has liability for the response costs, but cannot determine the matter with certainty. At this time, North Shore Gas cannot reasonably estimate what range of loss, if any, may occur. In the event that North Shore Gas incurs liability, it would pursue reimbursement from insurance carriers, other responsible parties, if any, and through its rates for utility service.

7: GAS CHARGE RECONCILIATION PROCEEDINGS AND RELATED MATTERS

A. Illinois Commerce Commission Proceedings

For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the Commission were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the Commission would order the utility to credit the affected amount to customers through subsequent Gas Charge filings. The proceedings are initiated shortly after the close of the fiscal year and historically take at least a year to 18 months to complete.

Proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 costs are currently pending before the Commission. In August 2003, three intervenors (Citizens Utility Board (CUB), Illinois Attorney General (AG) and City of Chicago (Chicago)) filed direct testimony in Peoples Gas' proceeding and one intervenor (CUB) filed testimony in North Shore Gas' proceeding. Peoples Gas and North Shore Gas submitted rebuttal testimony in response to the Commission's Staff (the Staff) and the intervenors on November 13, 2003. In that testimony, Peoples Gas stated that it would not oppose two disallowances proposed by the Staff, totaling approximately $5.2 million. One of these proposed disallowances, totaling $4.7 million, results in a change in the treatment for accounting and rate making purposes of gas used to support operational capabilities of Peoples Gas' underground storage. During the first quarter of fiscal 2004, this amount was capitalized as property, plant and equipment and will be depreciated over the asset's useful life. An offsetting liability for this amount, which is expected to be credited to customers, was recorded. During the first quarter of fiscal 2004, Peoples Gas also recorded property, plant and equipment and liabilities totaling $5.9 million for similar amounts recovered through the Gas Charge in fiscal 2003 and fiscal 2002. A liability was also established for the second proposed disallowance of $0.5 million, resulting in a charge to income. Peoples Gas opposed all other proposed disallowances and North Shore Gas opposed all disallowances in its case.

In January 2005, CUB and Chicago jointly filed additional direct testimony in the Peoples Gas proceeding. No intervenor filed additional direct testimony in the North Shore Gas proceeding.

Issues raised by the Staff and intervenors in the Peoples Gas proceeding related primarily to not having financially hedged gas costs during the winter of 2000-2001, the use of its Manlove storage field to support transactions with third parties ("hub" transactions), its gas purchase agreement with Enron North America Corp. (Enron), transactions conducted and income earned by an affiliated company (enovate L.L.C. (enovate)) and the level of lost and unaccounted for gas costs Peoples Gas recovered through its Gas Charge. Each of the intervenors requested disallowances, which vary in amount depending upon the issues raised and the assumptions and methodologies used to measure the impact of the issues. In the Peoples Gas proceeding, the intervenors requested disallowances, on a variety of issues other than financial hedging, that range in their initial testimony from $8 million to $56 million and in their additional testimony from $8 million to $150 million. CUB requested an

Notes to Consolidated Financial Statements (Unaudited)

additional disallowance of $53 million and Chicago requested a disallowance of $230 million based on the financial hedging issue. In the North Shore Gas proceeding, CUB raised only the hedging issue and recommended a disallowance of $10 million. The Staff, based on additional direct and rebuttal testimony submitted in January 2005, increased the requested disallowance from $31 million to $92 million in the Peoples Gas proceeding and from $1.4 million to approximately $4.0 million in the North Shore Gas proceeding covering a variety of alleged issues. The Staff stated in both the Peoples Gas and North Shore Gas proceedings that it did not recommend a disallowance based on allegations related to financial hedging. The Staff also recommended that the Commission should reopen the fiscal year 2000 Gas Charge reconciliation cases for Peoples Gas and North Shore Gas and other non-monetary measures, including requirements that the utilities conduct or have conducted internal and external audits related to gas purchasing practices.

Peoples Gas and North Shore Gas submitted additional rebuttal testimony on January 28, 2005, which rejected the proposed disallowances by the intervenors and the Staff in their respective additional direct and rebuttal testimony. Peoples Gas' additional rebuttal testimony responded to all issues raised by the Staff and intervenors, including countering criticisms of the gas purchase agreement with Enron, defending the operation of the storage field as prudent, explaining why enovate transactions are unrelated to this proceeding and pointing out numerous errors in the proposed disallowance related to lost and unaccounted for gas. North Shore Gas' additional rebuttal testimony responded to all issues raised by the Staff, in particular, countering criticisms of the gas purchase agreement with Enron. In a joint initial brief filed June 30, 2005, in the Peoples Gas case by CUB, Chicago and the AG, these intervenors recommended a gas cost disallowance of $381 million, and in its brief the Staff recommended a gas cost disallowance of $92 million. In initial briefs in the North Shore Gas case, CUB recommended a gas cost disallowance of $9.7 million, the Staff recommended an approximate $4.0 million disallowance, and the AG, adopting Staff's positions, recommended an approximate $4.0 million disallowance.

On September 20, 2005, the Administrative Law Judge (ALJ) issued a proposed order (the ALJPO) in the Peoples Gas case. The ALJ has not issued a proposed order in the North Shore Gas case. In the Peoples Gas ALJPO, the ALJ recommended that the Commission accept all of the Staff's proposed gas cost disallowances ($92 million) plus a $26.6 million disallowance for Peoples Gas' decision not to use financial hedges during the 2000-2001 winter. The total recommended disallowance is approximately $118.6 million. The ALJPO also recommended adoption of all non-monetary recommendations such as re-opening the fiscal 2000 proceeding and the internal and external audit requirements. In October 2005, Peoples Gas, Staff and intervenors filed briefs and replies to exceptions to the ALJPO. In its briefs, Peoples Gas conceded an additional adjustment of $2.2 million (resulting in a charge to income in the fourth quarter of fiscal 2005); together with its previous testimony, Peoples Gas is not contesting a total of $13.3 million of the recommended gas cost disallowance ($7.4 million for fiscal 2001 and $5.9 million for subsequent years). Peoples Gas also requested oral argument before the Commissioners, and the Commission held oral argument on December 21, 2005.

Typically, following briefing of the ALJPO, the ALJ submits a post-exceptions proposed order to the Commission, after which the Commission issues an order that is subject to applications for rehearing and, if rehearing is denied, appeal to the Illinois appellate court. In addition to briefs, Peoples Gas has filed a pleading that is pending before the Commission requesting the Commission to reverse the ALJ's ruling not admitting certain evidence.

On January 17, 2006, Peoples Gas, North Shore Gas and certain of their affiliates, the AG and Chicago (the "settling parties") entered into a Settlement Agreement and Release, which is subject to approval by the Commission. CUB stated that it did not oppose the settlement, but it is not a settling party. The settlement, if approved by the Commission, would settle the Gas Charge proceedings for Peoples Gas and North Shore Gas for fiscal 2001, 2002, 2003 and 2004 (including the issue of re-opening the fiscal 2000 proceeding) as well as the lawsuits described in Note 7B. Under the settlement, Peoples Gas and North Shore Gas would credit $100 million to customers on a per capita basis. The first half of the credit would be applied beginning thirty days after Commission approval of the settlement and the second half would be applied to customer accounts twelve months later. The settlement also requires: payments by the Company to the AG and Chicago, in the amount of up to $5 million in each of the next six years, for conservation and weatherization programs; Peoples Gas and North Shore Gas to implement recommendations of the Staff concerning internal and external audits of their gas

Notes to Consolidated Financial Statements (Unaudited)

purchasing practices; and reconnection and debt forgiveness for hardship cases identified within a group of approximately 12,000 past customers of Peoples Gas and North Shore Gas who have had their services disconnected. On January 31, the Commission Staff filed a response opposing the settlement. On February 3, the ALJ served a proposed interim order which in general opposes the settlement and recommends several modifications to the settlement, including limiting it to Peoples Gas' and North Shore Gas' fiscal 2001 cases. The Commission could render an order with respect to the settlement and/or the Peoples Gas fiscal 2001 case at any time.

As a result of the settlement, the Company recorded a $91.7 million pretax charge ($1.44 per share after tax) in the first quarter reflecting expected credits to customers over the next two years. The charge reflects $100 million in expected credits to customers over the next two years and $5 million related to the first year funding of conservation program costs and is net of approximately $13.3 million in previously recorded liabilities related to the cases. Of the pretax charge amount, Peoples Gas recorded a $74.7 million charge and North Shore Gas recorded a $17.0 million charge. See Note 2.

The Company believes that its fiscal 2001 purchasing practices were consistent with the standards applied by the Commission in its past orders and upheld by the Illinois courts and that it conducted business prudently and in the best interest of customers within these established standards. The settlement does not constitute an admission by or finding against the Company or its subsidiaries that the conduct alleged in the 2001 proceeding was wrongful, unlawful or in violation of any law or regulation. If the Commission does not approve the settlement, Peoples Gas and North Shore Gas will continue to defend the prudence of their gas purchasing practices at the Commission and, if necessary, in the appropriate court of appeals.

Fiscal 2002 Gas Charge reconciliation cases were initiated on November 7, 2002. Peoples Gas and North Shore Gas each filed direct testimony on August 1, 2003. Fiscal 2003 Gas Charge reconciliation cases were initiated on November 12, 2003. Peoples Gas and North Shore Gas each filed direct testimony on April 1, 2004. Fiscal 2004 Gas Charge reconciliation cases were initiated on November 10, 2004. Peoples Gas and North Shore Gas each filed direct testimony on April 7, 2005. Status hearings are scheduled for February 15, 2006 in the 2002 cases and for March 21 in the fiscal 2003 and 2004 cases. If approved by the Commission, the proposed Settlement Agreement and Release regarding the 2001 proceedings would also resolve the fiscal 2002, 2003 and 2004 proceedings. The Company believes that its purchasing practices during each of the periods were consistent with standards applied by the Commission in its past orders and upheld by the Illinois courts and that it conducted business prudently and in the best interests of customers within established standards.

Fiscal 2005 Gas Charge reconciliation cases were initiated on November 22, 2005. Direct testimony from Peoples Gas and North Shore Gas is due to be filed in April 2006. The proposed settlement of the prior fiscal years' Gas Charge reconciliation proceedings does not affect these cases.

B. Illinois Attorney General and the City of Chicago Lawsuits

On March 21, 2005, the AG and Chicago filed separate lawsuits in the Circuit Court of Cook County, Illinois against the Company and several of its subsidiaries, including Peoples Gas and, in the case of the AG's lawsuit, North Shore Gas. The AG's lawsuit alleges that during the period 1999 to 2002 the Company and four of its subsidiaries engaged in midstream gas transactions with Enron and certain of its affiliates in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. Chicago's lawsuit alleges that during the period from 2000 to the present, the Company and three of its subsidiaries engaged in similar transactions in violation of certain consumer protection provisions of the City of Chicago Municipal Code. Both lawsuits seek to impose fines and damages and seek injunctive orders to cease further violations. On April 12, 2005, the Court granted a motion to consolidate the proceedings. On May 13, 2005, the Company filed Motions to Dismiss or, in the alternative, stay the complaints filed by the AG and Chicago pending the resolution of the fiscal year 2001 gas charge reconciliation proceedings pending before the Commission. On August 17, 2005, the Court granted the motion to stay these cases pending the ruling by the Commission on the fiscal year 2001 reconciliation matter.

Notes to Consolidated Financial Statements (Unaudited)

The Company believes that the issues raised in complaints filed by the AG and Chicago are substantially the same as those already under consideration by the Commission in proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 gas costs, as described in Note 7A. The Company believes it has meritorious defenses to the lawsuits. The settlement of the gas charge proceedings described in Note 7A would also settle these lawsuits. On January 18, the Court approved the settlement and stayed the proceedings pending action by the Commission on the settlement. As described in Note 7A, the Company recorded a $91.7 million pretax charge ($1.44 per share after tax) in the first quarter associated with the settlement.

C. Class Action

In February 2004, a purported class action was filed in Cook County Circuit Court against the Company and Peoples Gas by Stephen Alport, a Peoples Gas customer, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in Peoples Gas' gas charge reconciliation proceedings. The suit seeks unspecified compensatory and punitive damages. The Company and Peoples Gas deny the allegations made in the suit and intend to vigorously defend against the suit. On September 22, 2004, the Court granted a motion to dismiss all counts against Peoples Gas. On October 21, 2004, the plaintiffs filed an amended complaint against the Company. On November 22, 2004, the Company filed a motion to dismiss the amended complaint. On April 6, 2005, the Court denied the Company's motion in part, by allowing to stand the plaintiffs' claims for violation of the Consumer Fraud and Deceptive Business Practices Act and claims that the Company acted in concert with others to commit a tortious act, and granted the Company's motion in part by dismissing all of the plaintiffs' other claims, though without prejudice to plaintiffs' ability to amend their complaint. The plaintiffs filed a response to the motions to dismiss on September 13, 2005, and Peoples Gas filed replies on September 22, 2005. The hearing on the motions to dismiss is scheduled for February 28, 2006. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

D. CFTC Subpoena

In February 2005, the Company received a subpoena from the U.S. Commodity Futures Trading Commission (CFTC) requesting information regarding price reporting of transactional data to the energy trade press, other information related to gas supply, the Energy Marketing business for the years 2000 through 2002 and a copy of certain documents produced in response to a separate subpoena issued by the AG. The Company has produced the requested information and is cooperating with the CFTC. The Company has not been charged by the CFTC with any violation nor does it have any knowledge of any violations concerning the matters covered by the subpoena.

8: OTHER LITIGATION

A. Oil and Gas Production Royalties Dispute

The Oil and Gas Production segment pays royalties and overriding royalties (collectively, royalties) to parties who own the mineral rights on wells operated by the Company. The royalties are computed based upon the amount of oil and gas produced and terms and conditions specified in certain agreements, which may provide the recipient with certain rights to review and challenge the royalties received. Pursuant to an audit, a claim was made against the Company by Coates Energy Trust and Coates Energy Interests, Ltd. for underpayment of royalties totaling approximately $2.4 million. In accordance with the agreements (which were assigned to a subsidiary of Peoples Energy Production Company pursuant to an acquisition) the Company was required to pay the claim in December of 2004 while disputing the audit findings. In December 2004, the claimant filed suit in the District Court of Starr County, Texas, seeking a declaratory judgment that the $2.4 million is owed to the claimant and that the Company cannot contest the audit's findings. The parties are attempting to resolve the dispute through mediation. The Company believes that the lawsuit and the matters asserted by the claimant are not consistent with the terms of the agreements or applicable laws. The Company intends to vigorously defend the suit and believes, but cannot assure, that it will prevail in this matter and that the amounts will be refunded. Pending resolution of these matters, the Company has not recorded a royalty expense for these claims.

Notes to Consolidated Financial Statements (Unaudited)

9: COMPREHENSIVE INCOME

Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in equity. Comprehensive income (loss) recorded includes net income (loss) plus the effect of unrealized hedge gains or losses on derivative instruments and the effect of the minimum pension liability adjustment. Total comprehensive income (loss) is summarized below.

	Peoples Energy		Peoples Gas		North Shore Gas
	Three Months Ended		Three Months Ended		Three Months Ended
	December 31,		December 31,		December 31,
(In Thousands)	2005	2004	2005	2004	2005	2004
Comprehensive income (loss)
Net income (loss)	$ (19,481)	$ 22,476	$ (24,240)	$ 17,269	$ (5,659)	$ 4,093
Other comprehensive income (loss), net of tax
Minimum pension liability adjustment	-	(13,609)	-	(12,196)	(1)	(708)
Unrealized hedge gain (loss)	38,492	20,019	(323)	11	6	6

Total comprehensive income (loss)	$ 19,011	$ 28,886	$ (24,563)	$ 5,084	$ (5,654)	$ 3,391

10: RETIREMENT AND POSTRETIREMENT BENEFITS

The Company and its subsidiaries participate in two noncontributory defined benefit pension plans, the Retirement Plan and the Service Annuity System, covering substantially all employees. These plans provide pension benefits that generally are based on an employee's length of service, compensation during the five years preceding retirement and social security benefits. Employees who began participation in the Retirement Plan July 1, 2001, and thereafter will have their benefits determined based on their compensation during the five years preceding termination of employment and an aged-based percentage credited to them for each year of their participation. The Company and its subsidiaries make contributions to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law. The Company also has a non-qualified pension plan (Supplemental Plan) that provides certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law. Effective October 1, 2004, the Company began including amounts related to executive deferred compensation (EDC) in the calculation of supplemental pension expense. Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.

The Company follows SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" (SFAS No. 88), to account for unrecognized gains and losses related to the settlement of its pension plans' Projected Benefit Obligations (PBO). During fiscal 2006, as in past fiscal periods, a portion of each plan's PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88 for the Retirement Plan, Service Annuity System and Supplemental Plan.

In addition, the Company and its subsidiaries currently provide certain contributory health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. These plans, like the pension plans, are funded based upon actuarial determinations, consideration of tax regulations and the Company's funding policy. The Company accrues the expected costs of such benefits over the service lives of employees who meet the eligibility requirements of the plan.

The Company determined that the benefits provided by the Plan are actuarially equivalent to Medicare Part D under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The impact of the Act on the Company's postretirement benefit plan was considered a significant event and a remeasurement of plan assets and obligations was performed as of February 28, 2005. The impact of the Act was reflected in the benefit

Notes to Consolidated Financial Statements (Unaudited)

cost effective with the quarter ended June 30, 2005. Amortization of the actuarial gain, before consideration of capitalized costs, resulted in a $1.6 million reduction in net periodic benefit cost for the quarter ended December 31, 2005.

For fiscal 2006 the Company expects to contribute $30 million to its pension plans and $0.4 million to its other post-retirement plans.

Net pension benefit cost and net postretirement benefit cost (before consideration of capitalized costs) for all plans include the following components:

			Other Postretirement
	Pension Benefits		Benefits
(In Millions) Three Months Ended December 31	2005	2004	2005	2004
Service cost	$ 5.2	$ 4.0	$ 1.8	$ 1.6
Interest cost	6.4	6.8	1.6	2.1
Expected return on plan assets	(10.2)	(10.8)	(0.7)	(0.9)
Amortization of:
Net transition (asset)/obligation	-	(0.2)	0.3	0.4
Prior service cost	0.7	0.7	-	-
Net actuarial (gain)/loss	1.5	0.5	0.2	0.5
Net periodic benefit cost	3.6	1.0	3.2	3.7

Effect of lump sum settlements upon retirement-restructuring (See Note 4)	-	8.0	-	-
Effect of lump sum settlements upon retirement-other	2.2	1.4	-	-
Curtailment recognition (See Note 4)	-	5.1	-	0.4
Net benefit cost	$ 5.8	$ 15.5	$ 3.2	$ 4.1

Weighted-average assumptions used to
determine net benefit cost:
Discount rate (1)	5.25%	6.13%	5.00%	6.02%
Expected return on plan assets	8.75%	8.75%	8.75%	8.75%
Rate of compensation increase	3.75%	3.75%

(1) For plans impacted by the September 2004 restructuring, a 6.00% discount rate was utilized for valuing the plan re-measurement at August 31, 2004.

In addition to the defined benefit pension plans, the Company has defined contribution plans that allow eligible employees to contribute a portion of their income in accordance with specified guidelines. The Company matches a percentage of the employee contribution up to certain limits. The cost of the Company's matching contribution to the plans for the three-month period ended December 31, 2005 and 2004 totaled $0.9 million and $1.0 million, respectively.

Notes to Consolidated Financial Statements (Unaudited)

11: STOCK COMPENSATION PLANS

The 2004 Incentive Compensation Plan (Plan) is comprised of two sub-plans, the Long-Term Incentive Compensation Plan and the Short-Term Incentive Compensation Plan. The Plan does not provide for the grant of stock options or stock appreciation rights (SARs), as under the prior plan, but instead provides for the issuance of restricted stock, restricted stock units and performance shares. All outstanding options from the prior plan became fully vested as of December 31, 2003, and no options or restricted stock units were granted in the three-month periods ended December 31, 2005 and 2004.

Under the Plan, up to 700,000 shares of the Company's common stock are available for issuance for awards under the Long-Term Incentive Compensation Plan. However, no more than 350,000 shares may be granted for restricted stock and for awards of restricted stock units.

Restricted stock awards (RSAs) are shares of the Company's common stock awarded to eligible employees and are subject to forfeiture. RSAs granted vest in equal annual increments over a five-year period from the date of grant and are subject to forfeiture if the recipient fails to remain employed, other than by reason of death, disability or retirement on or after attaining age 65 (or such earlier date as determined by the Compensation Committee of the Board of Directors (Compensation Committee)), until the applicable vesting date. Additionally, in the event of a change in control any grants of restricted stock under the Plan will become immediately fully vested. RSAs have no exercise price and compensation cost is measured based upon the fair market value of the Company's common stock at the date of grant. Such cost is recognized as expense over the vesting period.

A performance share is a contingent right to receive a share of common stock of the Company in the future, pursuant to the terms of a grant made under the Plan and the related award agreement. One or more performance goals and a performance cycle (period) of not less than one year is established for any grant of performance shares. At the expiration of the performance cycle, the Compensation Committee will determine the extent to which the performance goals were achieved. The Compensation Committee will then determine the number of performance shares to which a recipient of performance shares under the grant is entitled, based upon the number of performance shares originally granted to the recipient and the level of performance achieved. Performance shares will be settled by the delivery of shares of common stock of the Company as soon as practicable after the close of the performance cycle.

If a performance share recipient's employment with the Company terminates other than by reason of death, disability, or retirement on or after attaining age 65 (or such earlier date as determined by the Compensation Committee) prior to the last day of a performance cycle, the recipient will forfeit the performance shares granted with respect to such performance cycle. If a performance share recipient's employment with the Company terminates by reason of death or disability prior to the last day of a performance cycle, the performance goals for the recipient's performance shares will be deemed to have been achieved at target levels, and the recipient will be entitled to a pro rata distribution of shares of common stock in settlement of the performance shares. If a performance share recipient's employment with the Company terminates by reason of retirement on or after attaining age 65 (or such earlier date as determined by the Compensation Committee) prior to the last day of a performance cycle, the recipient will be entitled to a pro rata distribution of shares of common stock in settlement of the performance shares, based upon the performance goals achieved. Performance shares have no exercise price.

Under the Plan, performance goals may be based on various criteria measuring the performance of the Company generally or relative to peer company performance, and may be based on a comparison of actual performance during a performance period against budget for such period.

The Company's prior plan awarded grants of options enabling the recipient to purchase Company common stock at a price equal to the fair market value of the shares on the date the option was granted. The grant of a SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Company common stock on the date the SAR is exercised over the fair market value of one

Notes to Consolidated Financial Statements (Unaudited)

share on the date the SAR was granted. Before an option or SAR may be exercised, the recipient must generally complete 12 months of continuous employment subsequent to the grant of the option or SAR. Options and SARs may be exercised within 10 years from the date of grant, subject to earlier termination in case of death, retirement or termination of employment for other reasons.

The Company also offers employees periodic opportunities to purchase shares of its common stock at a discount from the then current market price under its Employee Stock Purchase Plan (ESPP). As of December 31, 2005, the Company may sell up to 865,937 shares of common stock to its employees under the ESPP. Under the terms of this plan, all employees are eligible to purchase shares at 90% of the stock's market price at the date of purchase.

Nonemployee directors participate in the Company's Director's Stock and Option Plan (DSOP). Under the DSOP, as amended by the Board of Directors in December 2002, each nonemployee director of the Company will receive, as part of his or her annual retainer, an annual award of 1,000 deferred shares of common stock of the Company. With certain exceptions under the DSOP, shares are automatically deferred until the director's retirement. The director is entitled to receive amounts representing dividends from such deferred shares equal to dividends paid with respect to a like number of shares of common stock of the Company. Compensation expense is based upon the fair market value of the Company's common stock at the date of issuance.

Nonemployee directors also have an opportunity to defer their compensation in the form of cash or Company common stock. Compensation expense in the form of common stock is based upon the fair market value of the Company's common stock at the date of issuance.

The Company has a policy of issuing additional shares to satisfy the exercises or conversions under its share-based compensation arrangements.

Effective October 1, 2005, the Company adopted SFAS No. 123 (R), Share-base Payment(SFAS 123 (R)), requiring compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost is measured based on the grant-date fair value of the equity or liability instrument issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that the employee provides service in exchange for the award. SFAS 123 (R) replaces SFAS No. 123 and supersedes APB Opinion No. 25.

The Company applied the modified prospective method of adopting SFAS 123 (R), which requires the new standard to be applied to unexercised SARs and unvested performance shares as of October 1, 2005 and prospectively. The method requires SFAS 123 (R) to be applied prospectively to the ESPP, new awards under the Plan and existing awards if modified, repurchased or cancelled.

Adoption of SFAS 123 (R) resulted in the Company recognizing immaterial compensation expense upon adoption and related primarily to the Company's unvested performance shares and unexercised SARs.

Share-based employee compensation expense relative to performance shares, SARs, RSAs and directors fees paid in stock included in reported net income for the three-month periods ended December 31, 2005 and 2004 (not restated for adoption of SFAS 123 (R)) totaled $1.5 million and $1.4 million, respectively (tax benefit of $0.6 million and $0.5 million, respectively).

There were 7,992 shares and 5,924 shares sold through the ESPP in the three-month periods ended December 31, 2005 and 2004, respectively. Had compensation cost for shares issued under the ESPP been determined consistent with the requirements under the prior SFAS No. 123, the pro forma effect on the Company's 2004 net income and earnings per share would not be material.

For the three months ended December 31, 2005, options to purchase 388,200 shares of common stock were excluded from the computation of diluted earnings per share because the option exercise prices were greater than

Notes to Consolidated Financial Statements (Unaudited)

the average market price of the common shares, and therefore were antidilutive. For the three months ended December 31, 2004, all outstanding options were included in the computation of diluted earnings per share.

As the Company's SARs meet the SFAS 123 (R) definition of a share-based liability, the fair value of each SAR award is estimated on the date of grant and updated on a quarterly basis using the Black-Scholes-Merton valuation model. Compensation expense for SARs is recognized over the vesting period. The model uses the assumptions in the following table. The expected term of the SARs represents the period of time the granted SARs are expected to be outstanding based on historical experience, subject to remaining contractual term. The risk-free rate for periods within the contractual life of the SARs is based on the U.S. Treasury yield curve in effect at the time of the grant or subsequent quarter-end measurement date.

For the Three Months Ended December 31, 2005
Expected volatility	16% - 20%
Weighted-average volatility	17.52%
Expected dividends	6.2%
Expected term (in years)	1 - 5
Risk-free rate	4.3% - 4.35%

At December 31, 2005, 137,475 total performance shares were outstanding and remained unvested under the Plan for the 2004-2006, 2005-2007 and 2006-2008 performance cycles. As vesting and conversion of performance shares to Company common stock depends upon achieving certain goals represented by a combination of market and performance measures, the Company estimated the fair value of such awards based on historical input into a Monte Carlo simulation model, three year business plan data and grant date fair market value of the Company's common stock. The calculated compensation cost is recognized as expense over each of the respective three-year cycles.

Notes to Consolidated Financial Statements (Unaudited)

A summary of share-based payment activity during the first quarter of fiscal 2006 is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic Value
Options	Shares	Exercise Price	Contractual Term	(000's)

Outstanding at September 30, 2005	593,400	$38.37
Granted	-	-
Exercised	-	-
Forfeited or expired	(3,000)	41.16
Outstanding at December 31, 2005	590,400	38.35	5.8 years	$ -
Exercisable at December 31, 2005	590,400	38.35	5.8 years	$ -

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic Value
SARs	Shares	Exercise Price	Contractual Term	(000's)

Outstanding at September 30, 2005	35,700	$36.45
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2005	35,700	$ 36.45	3.2 years	$ 49
Exercisable at December 31, 2005	35,700	$ 36.45	3.2 years	$ 49

		Weighted-Average	Aggregate
		Remaining	Intrinsic Value
RSAs	Shares	Contractual Term	(000's)

Outstanding at September 30, 2005	114,220
Granted	65,550
Converted	(33,120)
Forfeited or expired	(330)
Outstanding at December 31, 2005	146,320	3.8 years	$ 5,131

		Weighted-Average	Aggregate
		Remaining	Intrinsic Value
Performance Shares	Shares	Contractual Term	(000's)

Outstanding at September 30, 2005	81,575
Granted	55,900
Converted	-
Forfeited or expired	-
Outstanding at December 31, 2005	137,475	1.9 years	$ 4,821

		Aggregate
		Intrinsic Value
Director Plans	Shares	(000's)

Outstanding at September 30, 2005	114,424
Granted	3,945
Converted	(3,603)
Forfeited or expired	-
Outstanding at December 31, 2005	114,766	$ 4,025

Notes to Consolidated Financial Statements (Unaudited)

A summary of certain share-based payment activity during the first quarter of fiscal 2006 and 2005 is presented below:

	Non-Qualified			Performance
(In Thousands, Except Per-Share Amounts)	Stock Options	SARs	RSAs	Shares	Director Plans
2006
Weighted-average grant-date fair value of options or shares granted	$ -	$ -	$ 36.49	18.37	$ 36.24
Total intrinsic value of options exercised, liabilities paid or shares converted	-	-	1,275	-	131
Total fair value of options or shares vested	-	-	1,287	-	-
Actual tax benefit realized from options exercised or shares converted	$ -	$ -	$ 507	$ -	$ -

2005
Weighted-average grant-date fair value of options or shares granted	$ -	$ -	$ 42.30	$ 0.55	$ 42.67
Total intrinsic value of options exercised, liabilities paid or shares converted	202	396	1,188	-	-
Total fair value of options or shares vested	-	-	1,040	-	-
Total cash received from options exercised or shares converted	1,491	-	-	-	-
Total cash used to settle equity instruments granted	-	396	-	-	-
Actual tax benefit realized from options exercised or shares converted	$ 80	$ 157	$ 472	$ -	$ -

A summary of the status of the Company's nonvested shares as of December 31, 2005 and the changes during the first quarter of fiscal 2006 is presented below:

		RSA		Performance Shares
		Weighted-Average		Weighted-Average
	RSA	Grant-Date	Performance	Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at September 30, 2005	114,220	$ 39.95	81,575	$ 0.55
Granted	65,550	36.49	55,900	$18.37
Vested	(33,120)	38.85	-	-
Forfeited	(330)	39.38	-	-
Nonvested at December 31, 2005	146,320	$ 38.65	137,475	$ 7.80

As of December 31, 2005, there was $6.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 Plan. That cost is expected to be recognized over a period of 5 years.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

The tables and discussion below summarize first quarter highlights as reported in accordance with generally accepted accounting principles (GAAP) and on a non-GAAP basis before the impact of a $91.7 million pretax charge related to the settlement of the Company's gas charge proceedings for 2001 through 2004 that have been pending before the Illinois Commerce Commission (Commission) (including the issue of re-opening the fiscal 2000 proceeding), as well as related civil litigation, and before the impact of the $11.2 million charge related to the Company's fiscal year 2004 organizational restructuring:

Three Months Ended December 31,
Restructuring
	Ongoing		and Settlement		As Reported
	(non-GAAP)		Charges		(GAAP)
(In Thousands, except per share amounts)	2005	2004	2005	2004	2005	2004
Operating Income (Loss)	$ 67,237	$ 57,620	$ (91,668)	$ (11,207)	$ (24,431)	$ 46,413
Net Income (Loss)	$ 35,753	$ 29,229	$ (55,234)	$ (6,753)	$ (19,481)	$ 22,476
Net Income (Loss) per diluted share	$ 0.93	$ 0.77	$ (1.44)	$ (0.18)	$ (0.51)	$ 0.59

Management believes that ongoing results are useful for year over year comparisons since charges of the magnitude associated with the settlement and 2004 organizational restructuring are infrequent and affect the comparability of operating results. Ongoing results are used internally to measure performance and in reports for management and the Board of Directors.

Notable items for the first quarter period of fiscal 2006 include the following -

  The Company reached a settlement with certain intervenors in its gas charge proceedings for years 2000 through 2004 that have been pending before the Commission, as well as related civil litigation. The settlement is subject to Commission approval. As a result of the settlement, the Company recorded a $91.7 million pretax charge ($1.44 per share after tax) in the first quarter. The charge reflects $100 million in expected credits to customers over the next two years and $5 million related to the first year funding of conservation program costs and is net of approximately $13.3 million in previously recorded liabilities related to the cases.
  Gas Distribution segment deliveries increased 6% from the year-ago period, reflecting 10% colder weather and slightly lower weather-normalized demand. The positive impact of higher gas deliveries on operating income was mostly offset by higher Gas Distribution operating expenses, most notably higher bad debt expense primarily attributable to record high natural gas prices and their corresponding impact on revenues.
  Energy Marketing segment operating income increased $7.4 million compared to the year-ago period, primarily due to higher wholesale marketing margins partially offset by a $2.4 million net increase in unrealized fair value accounting losses.
  Oil and Gas Production average daily production was 9% below the year-ago period, primarily reflecting the normal decline rate of existing production and the increased number of wells drilled which are lower rate, longer life opportunities.
  The Company realized a pretax gain of $9.6 million from the sale of oil and gas assets by its 30%-owned equity investment, EnerVest. The Company also recorded a $1.8 million pretax impairment charge related to the pending sale of its Valencia power development site in New Mexico.
  Effective in fiscal 2006, the Company's business segments were reorganized and will be reported as follows: Gas Distribution (including Peoples Gas hub operations, formerly included as part of Midstream Services), Oil and Gas Production, Energy Assets (primarily power generation), Energy Marketing (both retail and wholesale activity, formerly included as Retail Energy Services and part of Midstream Services, respectively) and Corporate and Other. All periods have been reclassified to conform with the current presentation.

Rate Case. The Company announced in September 2005 that Peoples Gas and North Shore Gas will file rate proposals with the Commission requesting increases in delivery rates. The Company expects to file the two rate cases in mid to late February.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Income Statement Variations

The Company's revenues and cost of energy sold increased $315.0 million and $287.5 million, respectively, for the three-month period ended December 31, 2005 compared to the same year-ago period. The increase in the period is due to higher commodity prices, increased Gas Distribution deliveries (6%) resulting from 10% colder weather and increased sales volumes in the Energy Marketing segment. However, average daily production volumes at the Oil and Gas Production segment were down 9% for the quarter ended December 31, 2005.

In the three-month period ended December 31, 2005, the Company recorded a $91.7 million pretax charge related to a settlement of the Company's gas charge proceedings for 2001 through 2004 pending before the Commission, as discussed in Note 7A of the Notes to Consolidated Financial Statements.

In the three-month period ended December 31, 2004, the Company recorded $11.2 million in pension-related charges resulting from its organizational restructuring commenced last fall (as described in Note 4 of the Notes to the Consolidated Financial Statements).

Utility environmental costs increased $2.3 million for the three-month period ended December 31, 2005 and relate to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 6 of the Notes to Consolidated Financial Statement for further discussion). These costs are recovered through the utilities' rate mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

Operation and maintenance expense for the three-month period ended December 31, 2005, excluding the above mentioned organizational restructuring and environmental costs, increased $8.6 million (11%). Significant items to note in the three-month period ended December 31, 2005, compared to the corresponding prior year period were:

  Increased bad debt expense at the Gas Distribution segment of $4.7 million due to high natural gas prices and their corresponding impact on revenues.
  Increased pension expense at Corporate and the Gas Distribution segment totaling $2.5 million due to a lower discount rate assumption to value the pension liability
  Increased lease operating expenses of $1.0 million at the Oil and Gas Production segment

Depreciation, depletion and amortization for the three-month period decreased $1.3 million mainly due to the implementation of new depreciation rates in the third quarter of fiscal 2005.

Taxes, other than income taxes, for the three-month period increased $15.7 million primarily due to higher revenue taxes in the Gas Distribution segment, reflecting higher revenue in the current period.

Equity investment income for the three-month period increased $9.6 million. The increase in the three-month period was due to the sale of oil and gas assets by the Company's 30% equity investment, EnerVest Energy, L.P. ("EnerVest").

Interest expense for the three-month period increased $0.7 million due to higher interest rates, offset by lower short-term borrowings.

Income tax expense for the three-month period decreased $29.2 million primarily due to the $91.7 million charge related to the settlement of the Company's gas charge proceedings and related tax benefit of $36.4 million. While the actual overall effective tax benefit rate for the fiscal 2006 three-month period was 46.4%, the ongoing effective tax rate, excluding the impact of the charge, was about 35% compared to 36.5% last year.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Segment Discussion

The table below summarizes first quarter operating results for Peoples Energy's business segments and provides a reconciliation of GAAP and non-GAAP operating income. See Item 2 - MD&A - Executive Summary for a discussion of management's use of non-GAAP financial measures.

	Three Months Ended December 31,
			Restructuring
	Ongoing		and Settlement		As Reported
(In Thousands)	(non-GAAP)		Charges		(GAAP)
Operating Income (Loss)	2005	2004	2005	2004	2005	2004
Gas Distribution	$ 50,714	$ 49,674	$(91,668)	$ -	$ (40,954)	$ 49,674
Oil and Gas Production	11,394	8,591	-	-	11,394	8,591
Energy Marketing	9,764	2,364	-	-	9,764	2,364
Energy Assets	(219)	7	-	-	(219)	7
Corporate and Other	(4,416)	(3,016)	-	(11,207)	(4,416)	(14,223)
Total Operating Income (Loss)	$ 67,237	$ 57,620	$(91,668)	$(11,207)	$ (24,431)	$ 46,413

The Company's financial results and applicable operating statistics by segment are discussed in this section.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Gas Distribution Segment. The following table summarizes revenue, deliveries and other statistics for the Gas Distribution segment.

Gas Distribution Statistics

	Three Months Ended
	December 31,		Increase/
Margin Data (In Thousands)	2005	2004	(Decrease)
Gas Distribution revenues:
Sales
Residential	$ 572,747	$ 404,876	$ 167,871
Commercial	93,130	62,904	30,226
Industrial	17,574	11,603	5,971
Total sales	683,451	479,383	204,068
Transportation
Residential	10,819	9,677	1,142
Commercial	15,334	14,221	1,113
Industrial	5,449	5,475	(26)
Contract pooling	6,649	4,021	2,628
Total transportation	38,251	33,394	4,857
Total Hub revenues	2,813	2,278	535
Other Gas Distribution revenues (3)	4,474	5,003	(529)
Total Gas Distribution revenues	728,989	520,058	208,931
Less: Gas costs	517,151	329,604	187,547
Gross margin (1)	211,838	190,454	21,384
Less: Revenue taxes	59,997	45,964	14,033
Environmental costs recovered	11,296	8,982	2,314
Net margin (1)	$ 140,545	$ 135,508	$ 5,037
Gas Distribution deliveries (MDth):
Gas sales
Residential	37,183	35,037	2,146
Commercial	6,262	5,793	469
Industrial	1,235	1,146	89
Total gas sales	44,680	41,976	2,704
Transportation
Residential	6,638	6,217	421
Commercial	13,423	12,489	934
Industrial	6,032	6,162	(130)
Total transportation	26,093	24,868	1,225
Total Distribution deliveries	70,773	66,844	3,929
Hub delivery volumes	5,070	6,745	(1,675)

Gross margin per Dth delivered	$ 2.95	$ 2.82	$ 0.13

Net margin per Dth delivered	$ 1.95	$ 1.99	$ (0.04)

Average cost per Dth of gas sold	$ 11.57	$ 7.85	$ 3.72

Actual heating degree days (HDD)	2,299	2,083	216
Normal heating degree days (2)	2,290	2,279

Actual heating degree days as a percent
of normal (actual/normal)	100	91

(1) As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment's operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(2) The normal heating degree days for fiscal 2004 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1970-1999. The normal heating degree days for fiscal 2005 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1975-2004.

(3) Includes accruals for weather insurance recoveries.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Revenues for the Gas Distribution segment for the three-month period ended December 31, 2005 increased $208.9 million primarily due to the impact of higher commodity prices ($156.0 million) that are recovered on a dollar-for-dollar basis. Increases in deliveries due to 10% colder weather ($68.5 million) also contributed to increased revenues, partially offset by lower weather-normalized demand ($25.0 million).

Operating loss for the first quarter was $41.0 million, compared to $49.7 million of income last year. Results reflect the $91.7 million pretax settlement charge noted earlier. Absent this impact, ongoing operating income totaled $50.7 million, up $1.0 million compared to the year-ago period, due primarily to colder weather offset by higher operating expenses.

Weather for the quarter, which approximated normal, was 10% or 216 degree days colder than the same period last year. Deliveries increased 6% to 71 Bcf, with estimated weather-normalized demand down 2% from a year ago. The increase in operating expenses was due primarily to higher bad debt expense ($4.7 million) and higher pension expense ($2.0 million). Bad debt expense was negatively impacted by record high natural gas prices and their corresponding impact on revenues, which were approximately $200 million higher than last year. Higher pension expense primarily reflects a lower discount rate used to value the pension liability as of the Company's June 30, 2005 valuation date, as previously disclosed. Results for the quarter benefited from lower depreciation expense ($1.9 million) due to the implementation of new depreciation rates in the third quarter of fiscal 2005.

Oil and Gas Production Segment. Revenues for the three-month period ended December 31, 2005 decreased $2.1 million. On an equivalent basis, average daily production volumes were 9% lower when compared to the prior year three-month period, primarily reflecting the normal decline rate of existing production and the increased number of wells drilled which are lower rate, longer life opportunities. Lingering adverse impacts from last September's hurricanes also affected production results for the current quarter. During the first quarter, the Company drilled 12 wells with a success rate of 100%. Operating income increased to $11.4 million from $8.6 million a year ago due to a $9.6 million gain associated with the sale of assets at the Company's EnerVest partnership, partially offset by lower production volumes and increased operating costs. Higher commodity prices continue to put upward pressure on the cost structure of the business. Lease operating expenses, general and administrative expenses, depreciation, depletion and amortization, severance and ad valorem taxes increased by about $3.6 million over the first quarter of 2005.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following table summarizes hedges in place for the remainder of fiscal 2006 and 2007 for the Oil and Gas Production segment as of January 1, 2006. Hedges in place are net of approximately 49 Mbl of open oil swaps that are excluded as a result of hedge dedesignation. These swaps have been dedesignated as hedges due to higher than anticipated hedge percentages relative to current production estimates.

	Remaining
	Fiscal 2006	Fiscal 2007
Gas hedges in place (MMbtus)	12,177,000	11,825,000
Gas hedges as a percent of estimated fiscal production (1)	70%-80%	50%-60%
Percent of gas hedges that are swaps	61%	68%
Average swap price ($/MMbtu)	$5.09	$ 5.37
Percent of gas hedges that are no cost collars	39%	32%
Weighted average floor price ($/MMbtu)	$4.47	$ 5.07
Weighted average ceiling price ($/MMbtu)	$5.56	$ 5.80
Oil hedges in place (MBbls)	224	182
Oil hedges as a percent of estimated fiscal production (1)	75%-85%	50%-60%
Average hedge price ($/Bbl)	$27.65	$ 37.50

(1) Based on expected production for fiscal 2006 and assumes fiscal 2007 production is flat with fiscal 2006 levels.

Despite a significant increase in NYMEX gas prices, the average gas sales price increased only slightly due to a high percentage of hedged production and the impact of much wider than normal basis differentials, including a $3.0 million ($2.0 million unrealized and $1.0 million realized) mark-to-market accounting loss related to hedge ineffectiveness. The following table summarizes operating statistics from the Oil and Gas Production segment.

	Three Months Ended December 31,
	2005	2004
Total production - gas equivalent (MMcfe)(1)	5,889	6,501
Daily average gas production (MMcfd)	58.0	62.5
Daily average oil production (MBd)	1.0	1.4
Daily average production - gas equivalent (MMcfed)(1)	64.0	70.7
Gas production as a percentage of total production	91	88
Percent of production hedged during the period - gas	86	96
Percent of production hedged during the period - oil(2)	81	83
Gas average sales price ($/Mcf)	$ 4.56	$ 4.42
Oil average sales price ($/Bbl)	$ 29.78	$ 30.03
Depreciation, depletion and amortization rate ($/Mcfe)(3)	$ 2.20	$ 1.93
Average lease operating expense ($/Mcfe)	$ 0.69	$ 0.46
Average production taxes ($/Mcfe)	$ 0.69	$ 0.44

(1) Oil production is converted to gas equivalents based on a conversion of six Mcf of gas per barrel of oil.

(2) Due to higher than anticipated hedge percentages, a small amount of open hedges have been dedesignated, reflecting current production estimates.

(3) 2005 increase due to production mix and the addition of unproved capital and costs associated with the development of unproved reserves.

Energy Marketing Segment. Revenues for the three-month period ended December 31, 2005 increased $107.3 million due to higher commodity prices and increased sales volumes. Operating income for the three-month period totaled $9.8 million, an increase of $7.4 million from a year ago. Retail marketing results were essentially flat. Wholesale marketing results increased approximately $10.1 million, reflecting the margin benefit from high gas price volatility on transportation and storage activity as well as entry into new markets in the Northeast. Results for the segment also included a net unrealized $2.2 million fair value accounting loss associated with

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

certain wholesale and retail marketing activities. This $2.2 million amount includes the net change in value of derivatives and gas inventory accounted for under fair value hedge accounting ($3.7 million gain), net mark-to-market losses of $2.5 million for derivatives associated with certain storage activity and basis swap financial contracts related to natural gas transportation, and a write-down of a certain gas storage value to the lower of cost or market ($3.4 million). The earnings volatility resulting from fair value accounting can be significant from period to period, even when the underlying economic position is unchanged. Most of these losses are expected to reverse over the course of the year as the underlying transactions are settled and the intended profit margin is realized. The following table summarizes operating statistics for the Energy Marketing segment.

	Three Months Ended December 31,
	2005	2004
Wholesale gas volumes sold (MDth)	9,908	10,907
Retail gas volumes sold (MDth)	15,086	14,788
Number of retail gas customers	23,552	24,663
Retail electric volumes sold (Mwh)	399,715	333,401
Number of retail electric customers	2,307	1,954

Energy Assets Segment. The operating loss for the three-month period ended December 31, 2005 totaled $0.2 million, compared to break-even in the year-ago period. Results included a $1.8 million asset impairment provision related to the pending sale of the Company's Valencia power generation development site in the second quarter. Most of the capacity revenues related to electric power generation are recognized in the June to September period, typically resulting in seasonal operating losses for this segment during the first two fiscal quarters.

The costs of activities related to the development of power generation sites are either expensed as incurred or are capitalized as specific site development assets, as appropriate. At December 31, 2005, $9.8 million related to this activity was capitalized or deferred as investments.

The electric capacity of Elwood Energy LLC (Elwood) has been sold through long-term contracts with Exelon Generation Company, LLC (Exelon), Engage Energy America LLC (Engage) and Aquila, Inc. (Aquila). Effective December 31, 2004, the contract with Engage terminated and the related electric capacity is being purchased by Exelon. In September 2005, Standard & Poor's Rating Services (S&P) placed Aquila on CreditWatch Positive and Moody's revised Aquila's credit outlook to positive. Aquila has provided Elwood with security in the form of letters of credit and a cash escrow equal to one year of capacity payments of approximately $37.6 million. The letters of credit and the cash escrow agreement expire in March of 2006. On January 20, 2006, S&P affirmed the B+ rating on Elwood's bonds and revised the outlook from negative to stable. Moody's ratings on Elwood's bonds remain at Ba2 with a stable outlook.

Critical Accounting Policies

See the Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2005 for a detailed discussion of the Company's critical accounting policies. These policies include Regulated Operations, Environmental Activities Relating to Former Manufactured Gas Operations, Retirement and Postretirement Benefits, Derivative Instruments and Hedging Activities, and Provision for Uncollectible Accounts.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company:

Three Months Ended December 31,
(In Thousands)	2005	2004
Net cash provided by (used in) operating activities	$ (163,262)	$(80,460)
Net cash provided by (used in) investing activities	$ (2,976)	$(12,031)
Net cash provided by (used in) financing activities	$ 165,564	$101,765

Cash used in operating activities increased for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004, primarily due to unfavorable net changes in working capital. In the accompanying cash flow statements, balance sheet changes in current deferred tax assets, gas in storage and deposits with broker or trustee exclude certain noncash transactions (primarily the effects of mark-to-market accounting). Additionally, balance sheet changes in intercompany assets/liabilities of Peoples Gas and North Shore Gas exclude the noncash effects of derivative activity conducted on their behalf by Peoples Energy. Net cash used in investing activities decreased as a result of an increase in the return of capital from the Company's equity method investments, primarily related to the sale of properties by the EnerVest partnership. This activity was partially offset by an increase in capital spending, primarily in the Oil and Gas Production segment. Net cash provided by investing activities increased primarily due to additional commercial paper borrowing driven by the impact of high gas prices on working capital for the current heating season.

See the Consolidated Statements of Cash Flows and the discussion of major balance sheet variations for more detail.

Balance Sheet Variations

Total assets at December 31, 2005 increased $213.2 million compared to September 30, 2005 due to an increase in customer receivables primarily due to seasonality and higher gas prices. This increase was partially offset by a decrease in derivative assets that are marked-to-market and largely relate to utility hedge activity. The decrease in derivative assets reflects price declines during the first quarter of fiscal 2006 relative to utility long positions. The increase in current liabilities was driven by seasonal increases in commercial paper, accounts payable, accrued taxes and the increase in other accrued liabilities reflecting the $55 million short-term portion of the gas charge settlement described in Note 2 of the Notes to Consolidated Financial Statements. This increase was partially offset by a decrease in utility regulatory liabilities. The decrease in utility regulatory liabilities largely corresponds with the above decrease in derivative assets that are marked-to-market. Settlement of these assets are included as an adjustment to gas costs included in customer bills. Deferred credits and long-term liabilities also increased primarily due to the recognition of the $50 million noncurrent portion of the gas charge settlement. The Company's capitalization did not change significantly, with the decrease in the accumulated other comprehensive loss being offset by the reduction in retained earnings due primarily to the $55.2 million after tax charge related to the gas charge settlement. The decrease in the accumulated other comprehensive loss reflects price declines related to short position derivatives accounted for as cash flow hedges at the Company's Oil and Gas Production and Energy Assets segments.

Total assets at December 31, 2005 increased $430.7 million compared to December 31, 2004 due to increases in customer receivables and gas in storage due to higher gas prices, increases in the value of derivative assets that are marked-to-market and primarily relate to utility hedge activity, and higher noncurrent regulatory assets reflecting increases in environmental liabilities. The increase in derivative assets reflects price increases since December 31, 2004 relative to utility long positions. The increase in current liabilities was driven by higher accounts payable and derivative liabilities that are marked-to-market and relate to the hedge activity of the Oil and Gas Production and Energy Marketing segments. The increase in current liabilities is also attributable to higher other accrued liabilities reflecting the $55 million short-term portion of the gas charge settlement. Deferred credits and long-

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

term liabilities increased with higher environmental costs and recognition of the $50 million noncurrent portion of the gas charge settlement. The Company's capitalization decreased due to an increase in the accumulated other comprehensive loss and from the reduction in retained earnings due primarily to the $55.2 million after tax charge related to the gas charge settlement. The increase in the accumulated other comprehensive loss reflects price increases related to short position derivatives accounted for as cash flow hedges at the Company's Oil and Gas Production and Energy Marketing segments.

Financial Sources

In addition to cash generated internally by operations, as of December 31, 2005, the Company had committed credit facilities of $525 million (Peoples Energy, $275 million; Peoples Gas, $250 million). These various facilities primarily support the Company's ability to borrow using commercial paper. As of December 31, 2005, $217.7 million of Peoples Energy's and $130.0 million of Peoples Gas' facilities were available. The Peoples Energy credit facilities expire in May 2006 ($50 million) and March 2007 ($225 million) and the Peoples Gas' facility expires in July 2010. The credit facilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current levels. North Shore Gas intends to meet its future short term borrowing requirements through loans from Peoples Energy or Peoples Gas.

The Company's and Peoples Gas' credit facilities contain debt triggers that permit the lenders to terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company's debt-to-total capital ratio exceeds 65%. At December 31, 2005, the Company's ratio of total debt-to-total debt plus equity was 57%, compared to 55% a year ago. The increase is primarily attributable to the impact of the settlement charge on equity balances and higher unrealized losses reflected in accumulated other comprehensive loss. The current debt-to-total capital ratio for Peoples Gas is 52%. The current debt-to-total capital ratio for North Shore Gas is 47%. Management does not believe the gas reconciliation settlement will materially impact the Company's liquidity or its ability to fund its strategic initiatives and capital expenditures.

Due to expected high gas prices for the upcoming heating season, in November 2005 the Company arranged for seasonal credit facilities with three banks under which the Company may borrow up to an additional $50 million through May 1, 2006, for general corporate purposes and commercial paper backup.

In addition to the committed credit facilities discussed above, the Company has an uncommitted lines of credit and letters of credit backup of $25.0 million, of which $6.0 million was used for letters of credit backup and $19.0 million was unused as of December 31, 2005. Peoples Gas and North Shore Gas also have the authority to borrow up to $150 million and $50 million, respectively, from Peoples Energy. As of December 31, 2005, Peoples Gas and North Shore Gas had no loans outstanding from Peoples Energy.

Peoples Gas and North Shore Gas also have the ability to loan between themselves as utilities up to $50.0 million. As of December 31, 2005, North Shore Gas had $9.9 million in loans from Peoples Gas.

The current credit ratings for the Company, Peoples Gas and North Shore Gas have not changed since the filing of the September 30, 2005 Annual Report on Form 10-K, as amended. However, Moody's Investor Service placed under review for possible downgrade the long-term rating of debt issued and supported by Peoples Energy (A3 senior unsecured), Peoples Gas (Aa3 senior secured) and North Shore Gas (Aa3 senior secured). The Company's Prime-2 and Peoples Gas' Prime-1 commercial paper ratings are not under review.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Changes in Equity Securities

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or "at-the-market" offerings. As of December 31, 2005, a total of 1,235,700 shares of common stock had been issued through the continuous equity offering. Proceeds, net of issuance costs, totaled $47.9 million. No shares have been issued subsequent to March 31, 2004. However, the Company did issue common stock through its 2004 Incentive Compensation Plan, Direct Purchase and Investment Plan and its Employee Stock Purchase Plan (ESPP).

	Three Months Ended
	December 31, 2005
(Dollars in Thousands)	Shares	Dollars
Shares outstanding - beginning of period	38,157,218	$ 402,383
Shares issued:
Employee Stock Purchase Plan	7,992	260
2004 Incentive Compensation Plan, net	54,509	986
Directors Deferred Compensation Plan	-	(5)
Direct Purchase and Investment Plan	73,049	2,634
Total activity for the period	135,550	3,875

Shares outstanding - end of period	38,292,768	$ 406,258

Financial Uses

Capital Spending. In the three-month period ended December 31, 2005, the Company spent $38.0 million on capital projects. The Gas Distribution segment spent $18.1 million on property, plant and equipment of which $16.0 million was spent by Peoples Gas and $2.1 million was spent by North Shore Gas. The majority of the remaining $20.0 million was spent by the Oil and Gas Production segment, which spent $19.4 million on drilling projects, and the exploitation of existing assets. Management currently estimates that fiscal 2006 capital spending will total approximately $260 million, with about $133 million of expenditures estimated for the Oil and Gas Production segment and most of the remaining balance targeted for the Gas Distribution segment.

Gas Charge Settlement. The after tax cash impact of the $100 million credit required by the Settlement Agreement and Release described in Notes 2 and 7 of the Notes to Consolidated Financial Statements will approximate $30-$35 million in both fiscal 2006 and in fiscal 2007. The Company intends to finance the credit initially with short-term borrowing by the parent company, Peoples Energy. On a longer term basis, financing of the charge will be based on maintaining an average ratio of consolidated debt-to-total debt plus equity of 50% to 55%, Peoples Energy's consolidated target. S&P's and Fitch have commented on the settlement and indicated it will not likely affect their ratings. As described in the Financial Sources section above, Moody's Investor Service recently put the Company on "review for possible downgrade".

Dividends. On January 31, 2006, the Company's Board of Directors voted to maintain the regular quarterly dividend on the Company's common stock at 54 1/2 cents per share.

Commitments, Contractual Obligations and Uncertainties

Off-balance Sheet Arrangements. Off-balance sheet debt at December 31, 2005 and 2004 consists of the Company's pro rata share of nonrecourse debt of various equity investments, including Elwood ($174.3 million and $182.7 million), Trigen-Peoples District Energy Company ($0 and $14.9 million), and EnerVest ($0 and $2.5 million). The Company believes this off-balance sheet financing will not have a material effect on the Company's future financial condition. The Company also has commercial obligations of $24.1 million in guarantees and $10.4 million in letters of credit at December 31, 2005. The Company enters into these

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

arrangements to secure financing and facilitate commercial transactions by its investees and subsidiaries with third parties.

Contractual Obligations. Since the filing of the September 30, 2005 Annual Report on Form 10-K, as amended, there have been no significant changes to contractual obligations with the exception of the following items. The Company is required under the Settlement Agreement and Release, as described in Note 7A to the Notes to Consolidated Financial Statements, to make payments to the Illinois Attorney General and the City of Chicago, in the amount of up to $5 million in each of the next six years, for conservation and weatherization programs. The Gas Distribution segment has committed up to a combined $2 million to help low-income customers in the winter of 2005/2006 under its Share the Warmth and Low Income Housing Energy Assistance programs. The Energy Marketing segment has entered into net additional purchase obligations for the supply of gas and electricity totaling approximately $49 million.

Environmental Matters. Peoples Gas and North Shore Gas are conducting environmental investigations and remedial work at certain sites that were the locations of former manufactured gas operations. (See Note 6A of the Notes to Consolidated Financial Statements.) North Shore Gas received a demand from a responsible party under CERCLA for environmental costs associated with a site in Denver, Colorado. (See Note 6B of the Notes to Consolidated Financial Statements.)

Gas Charge Reconciliation Proceedings and Related Matters. For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. Proceedings regarding Peoples Gas and North Shore Gas for fiscal year 2001, 2002, 2003, 2004 and 2005 costs are currently pending before the Commission. In September 2005, the ALJ in the Peoples Gas 2001 gas charge reconciliation case issued a proposed order which recommends a $118.6 million credit to customers. The ALJ has not issued a proposed order in the 2001 North Shore Gas reconciliation case. On March 21, 2005, the Illinois Attorney General (AG) and Chicago filed lawsuits against the Company and several of its subsidiaries alleging violations against its customers under certain state and city consumer fraud laws, respectively. On January 17, 2006, the Company, Peoples Gas, North Shore Gas and certain of their affiliates, the AG and Chicago entered into a Settlement Agreement and Release, which is subject to approval by the Commission and which would resolve the fiscal year 2001, 2002, 2003 and 2004 proceedings (including the issue of re-opening the fiscal 2000 proceeding) for Peoples Gas and North Shore Gas. On January 31, the Commission Staff filed a response opposing the settlement. On February 3, the ALJ served a proposed interim order which in general opposes the settlement and recommends several modifications to the settlement, including limiting it to Peoples Gas' and North Shore Gas' fiscal 2001 cases. The Commission could render an order with respect to the settlement and/or the Peoples Gas fiscal 2001 case at any time. (See Notes 7A and 7B of the Notes to Consolidated Financial Statements.)

In February 2004, a purported class action was filed against the Company and Peoples Gas by a Peoples Gas customer alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to maters at issue in Peoples Gas' gas charge reconciliation proceedings. The Company has also received a subpoena from the U.S. Commodity Futures Trading Commission. (See Note 7C and 7D of the Notes to Consolidated Financial Statements.)

Indenture Restrictions

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 2005, such restrictions amounted to $6.9 million of North Shore Gas' total retained earnings of $65.4 million.

Peoples Energy Resources owns a 50% equity interest in Elwood. Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At January 5, 2006, the most recent semi-annual distribution date, a minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood's actual debt service coverage ratio was approximately 1.5 to 1.0.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PEOPLES GAS AND NORTH SHORE GAS DISCUSSIONS

The financial results of Peoples Gas (including its hub activity) and North Shore Gas are reported primarily within the Gas Distribution segment. A portion of each companies' results are included in the Corporate and Other segment. Operating income (loss) (GAAP) and ongoing operating income (non-GAAP) by business segment for Peoples Gas and North Shore Gas is presented below.

	Peoples Gas			North Shore Gas
	Gas			Gas
(In Thousands)	Distribution	Corporate	Total	Distribution	Corporate	Total
For the Three Months Ended
December 31, 2005 (GAAP)	$ (32,543)	$ (3,264)	$ (35,807)	$ (8,355)	$ (436)	$ (8,791)
December 31, 2005 (non-GAAP) (1)	42,125	(3,264)	38,861	8,645	(436)	8,209
December 31, 2004 (GAAP)	41,334	(8,970)	32,364	8,144	(790)	7,354
December 31, 2004 (non-GAAP) (1)	41,334	(2,015)	39,319	8,144	(269)	7,875

(1) Fiscal 2006 ongoing operating income (non-GAAP) is defined as GAAP operating (loss) adjusted to exclude the effects of a charge of $74.7 million and $17.0 million at Peoples Gas and North Shore Gas, respectively, associated with the settlement of gas charge proceedings. Fiscal 2005 ongoing operating income (non-GAAP) is defined as GAAP operating income adjusted to exclude the effects of pension expense related restructuring costs of $7.0 million and $0.5 million at Peoples Gas and North Shore Gas, respectively. See Item 2- MD&A- Executive Summary for a discussion of management's use of non-GAAP financial measures and a reconciliation of GAAP and non-GAAP earnings.

The following discussions supplement Peoples Gas' and North Shore Gas' information included in Liquidity and Capital Resources and in the Company's Gas Distribution segment discussion within this MD&A.

Peoples Gas Discussion

Income Statement Variations

GAAP net loss for Peoples Gas for the three months ended December 31, 2005 was $24.2 million compared to net income of $17.3 million for the three months ended December 31, 2004. Excluding the charge ($45.0 million, after tax), related to the settlement of gas charge proceedings, on-going net income (non-GAAP) for the three months ended December 31, 2005 was $20.8 million. Excluding pension-related charges ($4.2 million, after tax) resulting from the fiscal year 2004 organizational restructuring, on-going net income (non-GAAP) for the three months ended December 31, 2004 was $21.5 million.

Revenues for the three-month period ended December 31, 2005 increased $174.7 million compared with the same year-ago period. The increase was due to the impact on revenues of higher gas prices ($129.0 million) and increased deliveries due to weather ($60.0 million) that was 10% colder compared with the same year-ago period. The $68.2 decrease in operating income for the three-month period ended December 31, 2005 was primarily due to the charge ($74.7 million) related to the settlement of gas charge proceedings. Partially offsetting the impact of this settlement was a decrease in depreciation expense ($1.6 million) primarily due to the Commission order, and the fiscal 2005 three-month period restructuring-related pension charge of $7.0 million.

Balance Sheet Variations

Total assets at December 31, 2005 increased $118.6 million compared to September 30, 2005 due to an increase in customer receivables primarily due to seasonality and higher gas prices. This increase was partially offset by a decrease in intercompany receivables made up largely of a decrease in derivative assets contracted by Peoples Energy on behalf of Peoples Gas that are marked-to-market. The decrease in derivative assets reflects price declines during the first quarter of fiscal 2006 relative to utility long positions. The increase in current liabilities was driven by seasonal increases in commercial paper, accounts payable, accrued taxes and the increase in other accrued liabilities reflecting the $46.1 million short-term portion of the gas charge settlement described in Note 2

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

of the Consolidated Notes to Financial Statements. These increases were partially offset by a decrease in regulatory liabilities. The decrease in regulatory liabilities largely corresponds with above decrease in derivative assets that are marked-to-market. Settlement of these assets are included as an adjustment to gas costs included in customer bills. Deferred credits and long-term liabilities decreased primarily due to a decrease in deferred income taxes partially offset by the recognition of the $41.9 million noncurrent portion of the gas charge settlement in other long-term liabilities. The Company's capitalization decreased with the reduction in retained earnings due primarily to the $45.0 million after tax charge related to the gas charge settlement.

Total assets at December 31, 2005 increased $182.8 million compared to December 31, 2004 due to increases in customer receivables due to higher gas prices, increases in intercompany receivables made up largely of increases in the value of derivative assets that are marked-to-market, and higher noncurrent regulatory assets reflecting increases in environmental liabilities. The increase in derivative assets reflects price increases since December 31, 2004 relative to utility long positions. The increase in current liabilities was driven by higher accounts payable and higher other accrued liabilities reflecting the $46.1 million short-term portion of the gas charge settlement. Deferred credits and long-term liabilities increased with higher environmental costs and recognition of the $41.9 million noncurrent portion of the gas charge settlement. The Company's capitalization decreased due to the reduction in retained earnings due primarily to the $45.0 million after tax charge related to the gas charge settlement.

North Shore Gas Discussion

Income Statement Variations

GAAP net loss for North Shore Gas for the three months ended December 31, 2005 was $5.7 million compared to net income of $4.1 million for the three months ended December 31, 2004. Excluding the charge ($10.2 million, after tax), related to the settlement of gas charge proceedings, on-going net income (non-GAAP) for the three months ended December 31, 2005 was $4.6 million. Excluding pension-related charges ($0.3 million, after tax) resulting from the fiscal year 2004 organizational restructuring, on-going net income (non-GAAP) for the three months ended December 31, 2004 was $4.4 million.

Revenues for the three-month period ended December 31, 2005 increased $35.4 million from the previous period. The increase was due to the impact on revenues of higher gas prices ($27.0 million) and increased deliveries due to weather ($9.0 million) that was 10% colder compared with the same year-ago period. The $16.1 million decrease in operating income for the three-month period ended December 31, 2005 was primarily due to the charge ($17.0 million) related to the settlement of gas charge proceedings. Partially offsetting the impact of this settlement was a decrease in depreciation expense ($0.3 million), primarily due to the Commission order, and the fiscal 2005 three-month period restructuring-related pension charge of $0.5 million.

Balance Sheet Variations

Total assets at December 31, 2005 increased $0.9 million compared to September 30, 2005 due to an increase in customer receivables primarily due to seasonality and higher gas prices. This increase was partially offset by a decrease in intercompany receivables made up largely of a decrease in derivative assets contracted by Peoples Energy on behalf of North Shore Gas that are marked-to-market. The decrease in derivative assets reflects price declines during the first quarter of fiscal 2006 relative to utility long positions. The increase in current liabilities was driven by seasonal increases in short-term intercompany borrowing, accounts payable, accrued taxes and the increase in other accrued liabilities reflecting the $8.9 million short-term portion of the gas charge settlement described in Note 2 of the Consolidated Notes to Financial Statements. These increases were partially offset by a decrease in regulatory liabilities. The decrease in regulatory liabilities largely corresponds with above decrease in derivative assets that are marked-to-market. Settlement of these assets are included as an adjustment to gas costs included in customer bills. Deferred credits and long-term liabilities increased primarily due to the recognition of the $8.1 million noncurrent portion of the gas charge settlement in other long-term liabilities. The Company's capitalization decreased with the reduction in retained earnings due primarily to the $10.2 million after tax charge related to the gas charge settlement.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Total assets at December 31, 2005 increased $29.7 million compared to December 31, 2004 due to increases in customer receivables due to higher gas prices and higher noncurrent regulatory assets reflecting increases in environmental liabilities. The increase in current liabilities was driven by higher accounts payable and higher other accrued liabilities reflecting the $8.9 million short-term portion of the gas charge settlement. Deferred credits and long-term liabilities increased with higher environmental costs and recognition of the $8.1 million noncurrent portion of the gas charge settlement. The Company's capitalization decreased due to the reduction in retained earnings due primarily to the $10.2 million after tax charge related to the gas charge settlement.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The Peoples Gas Light and Coke Company
Gas Distribution Statistics

	Three Months Ended
	December 31,		Increase/
Margin Data (In Thousands)	2005	2004	(Decrease)
Gas Distribution revenues:
Sales
Residential	$ 480,706	$ 340,976	$ 139,730
Commercial	78,016	52,820	25,196
Industrial	14,011	9,169	4,842
Total sales	572,733	402,965	169,768
Transportation
Residential	10,249	9,193	1,056
Commercial	13,246	12,427	819
Industrial	4,684	4,727	(43)
Contract pooling	5,710	3,674	2,036
Total transportation	33,889	30,021	3,868
Total Hub revenues	2,813	2,278	535
Other Gas Distribution revenues	4,090	3,588	502
Total Gas Distribution revenues	613,525	438,852	174,673
Less: Gas costs	426,860	272,433	154,427
Gross margin (1)	186,665	166,419	20,246
Less: Revenue taxes	54,793	41,655	13,138
Environmental costs recovered	10,502	8,606	1,896
Net margin (1)	$ 121,370	$ 116,158	$ 5,212
Gas Distribution deliveries (MDth):
Gas sales
Residential	30,710	28,954	1,756
Commercial	5,169	4,799	370
Industrial	966	891	75
Total gas sales	36,845	34,644	2,201
Transportation
Residential	6,349	5,967	382
Commercial	11,318	10,675	643
Industrial	4,690	4,710	(20)
Total transportation	22,357	21,352	1,005
Total Distribution deliveries	59,202	55,996	3,206
Hub delivery volumes	5,070	6,745	(1,675)

Gross margin per Dth delivered	$ 3.11	$ 2.93	$ 0.18

Net margin per Dth delivered	$ 2.00	$ 2.03	$ (0.03)

Average cost per Dth of gas sold	$ 11.59	$ 7.86	$ 3.73

Actual heating degree days (HDD)	2,299	2,083	216
Normal heating degree days (2)	2,290	2,279

Actual heating degree days as a percent
of normal (actual/normal)	100	91

(1) As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment's operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(2) The normal heating degree days for fiscal 2004 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1970-1999. The normal heating degree days for fiscal 2005 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1975-2004.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
North Shore Gas Company
Gas Distribution Statistics

	Three Months Ended
	December 31,		Increase/
Margin Data (In Thousands)	2005	2004	(Decrease)
Gas Distribution revenues:
Sales
Residential	$ 92,041	$ 63,900	$ 28,141
Commercial	15,114	10,084	5,030
Industrial	3,563	2,434	1,129
Total sales	110,718	76,418	34,300
Transportation
Residential	570	484	86
Commercial	2,088	1,794	294
Industrial	765	748	17
Contract pooling	939	347	592
Total transportation	4,362	3,373	989
Other Gas Distribution revenues	384	305	79
Total Gas Distribution revenues	115,464	80,096	35,368
Less: Gas costs	90,290	57,171	33,119
Gross margin (1)	25,174	22,925	2,249
Less: Revenue taxes	5,204	4,309	895
Environmental costs recovered	794	376	418
Net margin (1)	$ 19,176	$ 18,240	$ 936
Gas Distribution deliveries (MDth):
Gas sales
Residential	6,473	6,083	390
Commercial	1,093	994	99
Industrial	269	255	14
Total gas sales	7,835	7,332	503
Transportation
Residential	289	250	39
Commercial	2,105	1,814	291
Industrial	1,342	1,452	(110)
Total transportation	3,736	3,516	220
Total Gas Distribution deliveries	11,571	10,848	723

Gross margin per Dth delivered	$ 2.18	$ 2.11	$ 0.07

Net margin per Dth delivered	$ 1.66	$ 1.68	$ (0.02)

Average cost per Dth of gas sold	$ 11.52	$ 7.80	$ 3.72

Actual heating degree days (HDD)	2,299	2,083	216
Normal heating degree days (2)	2,290	2,279

Actual heating degree days as a percent
of normal (actual/normal)	100	91

(1) As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment's operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(2) The normal heating degree days for fiscal 2004 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1970-1999. The normal heating degree days for fiscal 2005 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1975-2004.

FORWARD-LOOKING INFORMATION

This document contains statements that may be considered forward-looking, such as: management's expectations and outlook for earnings, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds and financing activities, market risk, the insignificant effect on income arising from changes in Gas Distribution revenue from customers' gas purchases from third parties, the adequacy of the Gas Distribution segment's reserves for uncollectible accounts, capital expenditures of the Company's subsidiaries, and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Generally, the words "may," "could," "project," "believe," "anticipate," "estimate," "plan," "forecast," "will be" and similar words identify forward-looking statements. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

  adverse decisions in proceedings before the Commission concerning the prudence review of the utility subsidiaries' gas purchases or failure by the Commission to approve the gas charge reconciliation settlement agreement between the Company and certain intervenors concerning such proceedings;
  adverse changes in the Commission's approved rate mechanisms for recovery of environmental remediation costs at former manufactured gas sites of the Company's subsidiaries, or adverse decisions by the Commission with respect to the prudence of costs actually incurred;
  the future health of the United States and Illinois economies;
  the timing and extent of changes in interest rates and energy commodity prices, including but not limited to the effect of gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts, interest expense and earnings from the Oil and Gas Production segment;
  the effectiveness of the Company's derivative instruments and hedging activities and their impact on our future results of operations;
  adverse resolution of material litigation;
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
  operational factors affecting the Company's Gas Distribution, Oil and Gas Production and Energy Assets segments;
  Aquila, Inc.'s financial ability to perform under its power sales agreements with Elwood;
  drilling and production risks and the inherent uncertainty of oil and gas reserve estimates;
  weather-related energy demand;
  terrorist activities;
  the application of, or changes in, accounting rules or interpretation.

Also, projections to future periods of the effectiveness of internal control over financial reporting are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Some of these uncertainties that may affect future results are discussed in more detail in Item 1 - Business, Item 1A - Risk Factors and Item 7 - MD&A in the combined Annual Report on Form 10-K, as amended, most recently filed with the SEC by the Company, Peoples Gas, and North Shore Gas. All forward-looking statements included in this document are based upon information presently available, and the Company, Peoples Gas and North Shore Gas assume no obligation to update any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are reported under Note 2 of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company, Peoples Gas and North Shore Gas carried out an evaluation, under the supervision and with the participation of management, including Thomas M. Patrick, our principal executive officer, and Thomas A. Nardi, our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed and filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 6 of the Notes to Consolidated Financial Statements - Environmental Matters for a discussion pertaining to environmental matters, Note 7 of the Notes to Consolidated Financial Statements - Gas Charge Reconciliation Proceedings and Related Matters pertaining to proceedings at the Commission regarding the prudency of gas purchases by Peoples Gas and North Shore Gas, and Note 8 of the Notes to Consolidated Financial Statements - Other Litigation for a discussion of other events and proceedings, which notes are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Peoples Energy Corporation:

Exhibit
Number	Description of Document

12	Statement re: Computation of Ratio of Earnings to Fixed Charges for the Company

31(a)	Certification of Thomas M. Patrick on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part II - Other Information
The Peoples Gas Light and Coke Company:

Exhibit
Number	Description of Document
31(a)	Certification of Thomas M. Patrick on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of Peoples Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

North Shore Gas Company:

Exhibit
Number	Description of Document

31(a)	Certification of Thomas M. Patrick on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

February 7, 2006	By: /s/ THOMAS A. NARDI
(Date)	Thomas A. Nardi
Executive Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

February 7, 2006	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Executive Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

February 7, 2006	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Executive Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer