Form 10-Q
period 2006-06-30
NORTH SHORE GAS CO /IL/; PEOPLES GAS LIGHT & COKE CO; PEOPLES ENERGY CORP
filed 2006-08-09
CIK 110101, 77388, 77385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended JUNE 30, 2006
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

(Illinois Corporations)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Peoples Energy Corporation	Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]
The Peoples Gas Light and Coke Company	Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]
North Shore Gas Company	Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Peoples Energy Corporation	Yes [ ] No [ X ]
The Peoples Gas Light and Coke Company	Yes [ ] No [ X ]
North Shore Gas Company	Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (July 31, 2006):

Peoples Energy Corporation	Common Stock, no par value, 38,471,441 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, no par value, 25,141,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, no par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

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

Part I - Financial Information

Item I. Financial Statements

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In Thousands, Except Per-Share Amounts)
Revenues	$400,445	$455,931	$2,632,859	$2,220,248

Operating Expenses:
Cost of energy sold	256,817	303,886	1,939,884	1,540,493
Gas charge settlement	-	-	107,330	-
Operation and maintenance, excluding merger,
restructuring and environmental costs	83,196	73,131	264,008	242,163
Merger costs	1,856	-	1,856	-
Restructuring costs	-	52	-	13,216
Environmental costs	4,920	4,599	30,249	27,727
Depreciation, depletion and amortization	30,120	24,031	88,637	83,324
Taxes, other than income taxes	30,022	31,643	178,211	160,504
Gains on property sales	(127)	(960)	(196)	(888)
Total Operating Expenses	406,804	436,382	2,609,979	2,066,539

Equity investment income	-	309	7,677	2,054

Operating Income (Loss)	(6,359)	19,858	30,557	155,763

Other income	2,980	1,837	5,850	3,844

Other expense	631	156	822	284

Interest expense	15,382	12,586	43,788	37,940

Income (Loss) from Continuing Operations Before Income Taxes	(19,392)	8,953	(8,203)	121,383

Income tax expense (benefit)	(5,678)	4,119	(9,752)	43,655

Income (Loss) from Continuing Operations	(13,714)	4,834	1,549	77,728

Income from Discontinued Operations,
net of income tax expense of $2,377,
$1,296, $1,338 and $1,794, respectively	3,603	1,965	2,029	2,719

Net Income (Loss)	$(10,111)	$6,799	$3,578	$80,447

Average Shares of Common Stock Outstanding
Basic	38,404	38,030	38,330	37,926
Diluted	38,571	38,185	38,493	38,091

Earnings (Loss) Per Share of Common Stock
Basic, continuing operations	$(0.35)	$0.13	$0.04	$2.05
Basic, discontinued operations	0.09	0.05	0.05	0.07
Total - basic earnings per share	$(0.26)	$0.18	$0.09	$2.12

Diluted, continuing operations	$(0.35)	$0.13	$0.04	$2.04
Diluted, discontinued operations	0.09	0.05	0.05	0.07
Total - diluted earnings per share	$(0.26)	$0.18	$0.09	$2.11

Dividends Declared Per Share	$0.545	$0.545	$1.635	$1.630

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
(In Thousands)	2006	2005	2005
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	$2,681,978	$2,634,629	$2,655,328
Oil and gas	764,874	555,365	539,924
Other	24,252	22,740	20,916
Total property, plant and equipment	3,471,104	3,212,734	3,216,168
Less - Accumulated depreciation, depletion and amortization	1,342,664	1,266,351	1,288,202
Net property, plant and equipment	2,128,440	1,946,383	1,927,966
Investment in equity investees	250	20,851	13,627
Other investments	12,818	13,796	12,613
Total Capital Investments - Net	2,141,508	1,981,030	1,954,206

CURRENT ASSETS:
Cash and cash equivalents	116,472	18,186	64,439
Short-term investments	-	-	35,625
Deposits with broker or trustee	40,536	25,327	17,499
Receivables -
Customers, net of reserve for uncollectible accounts
of $49,303, $34,954, and $36,898, respectively	271,523	246,393	288,963
Other	1,472	4,092	2,263
Derivative assets, at fair value - current	32,552	247,612	16,690
Materials and supplies, at average cost	10,383	10,468	10,290
Gas in storage	152,249	236,995	126,397
Gas costs recoverable through rate adjustments	694	8,608	3,767
Regulatory assets of utility subsidiaries	101,003	30,062	24,691
Prepayments and other	70,970	70,887	19,255
Assets of discontinued operations	74,295	128,319	114,535
Total Current Assets	872,149	1,026,949	724,414

OTHER ASSETS:
Prepaid pension costs	151,967	152,720	184,386
Noncurrent regulatory assets of utility subsidiaries	324,336	322,163	287,935
Derivative assets, at fair value - noncurrent	7,671	7,021	1,860
Deferred charges and other	46,107	47,908	49,219
Total Other Assets	530,081	529,812	523,400

Total Assets	$3,543,738	$3,537,791	$3,202,020

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
(In Thousands, Except Shares)	2006	2005	2005
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholders' Equity:
Common stock, no par value -
Authorized 60,000,000 shares
Issued 38,669,574, 38,400,318 and
38,341,662 shares, respectively	$418,677	$409,060	$402,269
Treasury stock - 243,100 shares	(6,677)	(6,677)	(6,677)
Retained earnings	486,769	546,237	573,470
Accumulated other comprehensive loss	(67,973)	(148,466)	(89,344)
Total Common Stockholders' Equity	830,796	800,154	879,718

Long-term debt	893,605	895,583	897,114
Total Capitalization	1,724,401	1,695,737	1,776,832

CURRENT LIABILITIES:
Commercial paper	171,399	8,148	15,200
Accounts payable	198,517	236,212	163,539
Regulatory liabilities of utility subsidiaries	-	198,550	5,705
Dividends payable	20,943	20,791	20,764
Customer deposits	36,634	29,803	30,103
Customer credit balances	54,366	59,635	26,259
Accrued taxes	10,599	26,096	65,399
Gas deliverable to customers	64,950	56,129	46,286
Derivative liabilities, at fair value - current	151,552	186,854	68,850
Other accrued liabilities	34,124	54,370	42,491
Gas charge settlement	10,969	13,332	-
Gas costs refundable through rate adjustments	56,670	293	2,303
Accrued interest	16,505	11,474	15,604
Temporary LIFO liquidation credit	68,538	-	68,563
Deferred credit related to discontinued operations	-	2,201	2,201
Total Current Liabilities	895,766	903,888	573,267

DEFERRED CREDITS AND LONG-TERM LIABILITIES:
Deferred income taxes	464,878	446,382	399,691
Investment tax credits	26,040	26,373	26,131
Derivative liabilities, at fair value - noncurrent	30,257	68,895	47,797
Environmental	284,100	282,411	246,998
Pension	36,175	42,593	66,360
Other	82,121	71,512	64,944
Total Deferred Credits and Other Liabilities	923,571	938,166	851,921

Total Capitalization and Liabilities	$3,543,738	$3,537,791	$3,202,020

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
(In Thousands)	2006	2005
Operating Activities:
Net income	$3,578	$80,447
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	92,737	87,594
Deferred income taxes and investment tax credits—net	(2,394)	17,921
Change in undistributed earnings from equity investments	17,449	11,613
Mark-to-market (gain) loss included in net income	(2,504)	699
Pension funding greater than expense	(5,665)	(5,083)
Other adjustments	8,624	24,407
Net changes in:
Receivables—net	(22,510)	(97,696)
Gas in storage	78,963	64,655
Gas costs recoverable/refundable through rate adjustments	64,291	19,119
Accounts payable	(41,598)	17,979
Gas deliverable to customers	8,821	10,363
Other accrued liabilities	(20,246)	(18,972)
Gas charge settlement	(2,363)	-
Accrued interest	5,031	4,297
Accrued taxes	(15,497)	39,342
Temporary LIFO liquidation	68,538	68,563
Prepayments and other	(32,055)	(47,284)
Net Cash Provided by Operating Activities	203,200	277,964

Investing Activities:
Capital spending	(277,936)	(113,371)
Return of capital investments	56,883	8,713
Proceeds from sale of assets	2,564	1,191
Short-term investments	-	(35,625)
Other	4,007	6,311
Net Cash Used in Investing Activities	(214,482)	(132,781)

Financing Activities:
Proceeds from overdraft facility	3,903	3,563
Issuance of commercial paper	163,251	-
Retirement of commercial paper	-	(40,425)
Issuance of long-term debt	-	48,047
Retirement of long-term debt	(1,978)	(50,263)
Proceeds from issuance of common stock	7,286	12,615
Dividends paid on common stock	(62,571)	(61,509)
Other	(323)	-
Net Cash Provided by (Used in) Financing Activities	109,568	(87,972)

Net Increase in Cash and Cash Equivalents	98,286	57,211
Cash and Cash Equivalents at Beginning of Period	18,186	7,228
Cash and Cash Equivalents at End of Period	$116,472	$64,439

Supplemental information:
Income taxes paid, net of refunds	$35,772	$20,726
Interest paid, net of amounts capitalized	$37,166	$32,495

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In Thousands)
Revenues	$190,587	$219,275	$1,498,275	$1,285,612

Operating Expenses:
Gas costs	91,416	114,628	1,003,470	790,783
Gas charge settlement	-	-	103,030	-
Operation and maintenance, excluding
restructuring and environmental costs	58,257	52,900	192,353	176,749
Restructuring costs	-	(172)	-	8,295
Environmental costs	4,719	4,161	28,345	26,105
Depreciation and amortization	14,570	11,414	42,233	42,073
Taxes, other than income taxes	23,131	25,266	149,767	135,249
Losses (gains) on property sales	(135)	41	(306)	163
Total Operating Expenses	191,958	208,238	1,518,892	1,179,417

Operating Income (Loss)	(1,371)	11,037	(20,617)	106,195

Other income	1,954	1,379	3,950	2,989

Other expense	348	28	571	87

Interest expense	6,298	5,990	19,568	18,053

Income (Loss) Before Income Taxes	(6,063)	6,398	(36,806)	91,044

Income tax expense (benefit)	(2,689)	2,451	(16,800)	34,189

Net Income (Loss)	$(3,374)	$3,947	$(20,006)	$56,855

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2006	2005	2005
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$2,313,750	$2,271,716	$2,294,310
Less - Accumulated depreciation and amortization	936,494	904,200	934,718
Net property, plant and equipment	1,377,256	1,367,516	1,359,592
Other investments	1,395	1,548	1,588
Total Capital Investments - Net	1,378,651	1,369,064	1,361,180

CURRENT ASSETS:
Cash and cash equivalents	75,270	-	46,250
Short-term investments	-	-	19,875
Deposits with broker or trustee	3,021	38	-
Receivables -
Customers, net of reserve for uncollectible accounts
of $45,556, $31,947 and $33,712, respectively	160,311	113,946	177,897
Intercompany receivables	3,568	189,794	9,701
Other	57	2	42
Materials and supplies, at average cost	9,238	9,238	9,086
Gas in storage, at last-in, first-out cost	58,086	106,242	41,602
Gas costs recoverable through rate adjustments	-	6,889	3,559
Regulatory assets	88,496	28,061	21,855
Other	15,591	9,127	7,451
Total Current Assets	413,638	463,337	337,318

OTHER ASSETS:
Prepaid pension costs	154,030	153,110	180,052
Noncurrent regulatory assets	254,148	256,180	222,731
Deferred charges and other	34,963	35,490	36,093
Total Other Assets	443,141	444,780	438,876

Total Assets	$2,235,430	$2,277,181	$2,137,374

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2006	2005	2005
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 25,033,566, 24,817,566 and
24,817,566 shares, respectively	$186,842	$165,307	$165,307
Retained earnings	433,906	469,447	492,584
Accumulated other comprehensive loss	(22,388)	(21,482)	(19,244)
Total Common Stockholder's Equity	598,360	613,272	638,647

Long-term debt	502,000	502,000	502,000
Total Capitalization	1,100,360	1,115,272	1,140,647

CURRENT LIABILITIES:
Other short-term debt - intercompany	-	360	-
Accounts payable	92,269	98,069	79,921
Intercompany payables	74,116	22,573	11,001
Regulatory liabilities	-	166,745	4,475
Customer deposits	33,495	27,314	27,697
Customer credit balances	48,145	49,873	21,069
Accrued taxes	24,873	24,089	48,854
Gas deliverable to customers	60,074	51,456	42,530
Other accrued liabilities	16,809	17,315	27,289
Gas charge settlement	10,969	13,332	-
Gas costs refundable through rate adjustments	47,704	29	908
Accrued interest	5,669	5,559	5,232
Dividends payable	-	-	9,900
Temporary LIFO liquidation credit	49,089	-	48,731
Total Current Liabilities	463,212	476,714	327,607

DEFERRED CREDITS AND LONG-TERM LIABILITIES:
Deferred income taxes	352,536	365,016	364,357
Investment tax credits	23,200	23,514	23,306
Environmental	215,900	217,611	182,698
Pension	19,686	26,342	50,493
Other	60,536	52,712	48,266
Total Deferred Credits and Other Liabilities	671,858	685,195	669,120

Total Capitalization and Liabilities	$2,235,430	$2,277,181	$2,137,374

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2006	2005
(In Thousands)
Operating Activities:
Net income (loss)	$(20,006)	$56,855
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	45,608	45,669
Deferred income taxes and investment tax credits—net	(14,303)	(5,632)
Pension funding greater than expense	(7,576)	(2,465)
Other adjustments	10,442	25,782
Net changes in:
Receivables—net	(46,420)	(65,421)
Intercompany receivables	13,019	(4,594)
Gas in storage	48,156	65,673
Gas costs recoverable/refundable through rate adjustments	54,564	15,270
Accounts payable	(10,633)	30,593
Intercompany payables	(12,350)	(21,200)
Gas deliverable to customers	8,618	10,066
Other accrued liabilities	(506)	(36,361)
Gas charge settlement	(2,363)	-
Accrued interest	110	(300)
Accrued taxes	784	26,311
Temporary LIFO liquidation	49,089	48,731
Other	3,601	(22,867)
Net Cash Provided by Operating Activities	119,834	166,110

Investing Activities:
Capital spending	(56,330)	(48,819)
Short-term investments	-	(19,875)
Proceeds from sale of assets	1,350	-
Other	(56)	2,800
Net Cash Used in Investing Activities	(55,036)	(65,894)

Financing Activities:
Proceeds from overdraft facility	4,833	4,781
Retirement short-term-debt intercompany	(360)	-
Retirement of commercial paper	-	(31,000)
Issuance of long-term debt	-	48,047
Retirement of long-term debt	-	(50,000)
Dividends paid on common stock	(15,400)	(25,800)
Proceeds from issuance of common stock	21,535	-
Other	(136)	-
Net Cash Provided by (Used in) Financing Activities	10,472	(53,972)

Net Increase in Cash and Cash Equivalents	75,270	46,244
Cash and Cash Equivalents at Beginning of Period	-	6
Cash and Cash Equivalents at End of Period	$75,270	$46,250

Supplemental information:
Income taxes paid, net of refunds	$2,944	$21,512
Interest paid, net of amounts capitalized	$18,020	$17,153

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In Thousands)
Revenues	$33,239	$38,957	$275,897	$234,201

Operating Expenses:
Gas costs	19,466	24,200	208,058	165,825
Gas charge settlement	-	-	4,300	-
Operation and maintenance, excluding
restructuring and environmental costs	9,223	8,092	27,922	25,170
Restructuring costs	-	6	-	568
Environmental costs	201	438	1,904	1,622
Depreciation	1,441	816	4,247	4,266
Taxes, other than income taxes	2,444	2,804	14,517	14,449
Total Operating Expenses	32,775	36,356	260,948	211,900

Operating Income	464	2,601	14,949	22,301

Other income	596	385	847	594

Other expense	65	24	123	91

Interest expense	944	912	2,894	2,785

Income Before Income Taxes	51	2,050	12,779	20,019

Income tax expense	71	855	4,628	7,606

Net Income (Loss)	$(20)	$1,195	$8,151	$12,413

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2006	2005	2005
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$368,228	$362,912	$361,018
Less - Accumulated depreciation	147,700	144,504	145,113
Net property, plant and equipment	220,528	218,408	215,905

CURRENT ASSETS:
Cash and cash equivalents	34,470	10,545	15,635
Deposits with broker or trustee	655	-	-
Short-term investments	-	-	15,750
Receivables -
Customers, net of reserve for uncollectible
accounts of $2,463, $1,455 and $1,533, respectively	18,202	14,209	19,974
Intercompany receivables	193	39,815	1,900
Materials and supplies, at average cost	1,145	1,230	1,204
Gas in storage, at last-in, first-out cost	6,583	14,231	5,495
Gas costs recoverable through rate adjustments	694	1,719	208
Regulatory assets	12,507	2,001	2,836
Other	541	371	572
Total Current Assets	74,990	84,121	63,574

OTHER ASSETS:
Prepaid pension costs	-	-	2,148
Noncurrent regulatory assets	70,189	65,983	65,204
Deferred charges and other	2,631	2,677	2,800
Total Other Assets	72,820	68,660	70,152

Total Assets	$368,338	$371,189	$349,631

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2006	2005	2005
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$24,757	$24,757	$24,757
Retained earnings	77,706	80,555	84,271
Accumulated other comprehensive loss	(2,359)	(2,376)	(2,027)
Total Common Stockholder's Equity	100,104	102,936	107,001

Long-term debt	69,250	69,250	69,250
Total Capitalization	169,354	172,186	176,251

CURRENT LIABILITIES:
Accounts payable	13,737	21,879	13,661
Intercompany payables	16,011	2,722	2,333
Regulatory liabilities	-	32,485	1,231
Customer deposits	2,946	2,489	2,406
Customer credit balances	5,923	8,761	4,106
Accrued taxes	993	2,904	2,649
Gas deliverable to customers	4,876	4,673	3,756
Other accrued liabilities	2,908	3,504	1,335
Gas costs refundable through rate adjustments	8,965	264	1,395
Accrued interest	487	1,284	452
Dividends payable	-	-	2,600
Temporary LIFO liquidation credit	19,449	-	19,831
Total Current Liabilities	76,295	80,965	55,755

DEFERRED CREDITS AND LONG-TERM LIABILITIES:
Deferred income taxes	39,209	39,061	38,696
Investment tax credits	2,839	2,859	2,824
Environmental	68,200	64,800	64,300
Pension	3,949	3,293	4,207
Other	8,492	8,025	7,598
Total Deferred Credits and Other Liabilities	122,689	118,038	117,625

Total Capitalization and Liabilities	$368,338	$371,189	$349,631

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2006	2005
(In Thousands)
Operating Activities:
Net income	$8,151	$12,413
Adjustments to reconcile net income to cash provided by operations:
Depreciation	4,916	4,916
Deferred income taxes and investment tax credits—net	(390)	5,363
Pension funding less (greater) than expense	656	(7,664)
Other adjustments	1,386	(1,532)
Net changes in:
Receivables—net	(3,993)	(6,370)
Intercompany receivables	5,508	14,239
Gas in storage	7,648	9,426
Gas costs recoverable/refundable through rate adjustments	9,726	3,848
Accounts payable	(8,349)	4,916
Intercompany payables	2,277	(3,888)
Gas deliverable to customers	203	296
Other accrued liabilities	(596)	(4,804)
Accrued interest	(797)	(818)
Accrued taxes	(1,911)	970
Temporary LIFO liquidations	19,449	19,831
Other	(1,982)	(4,323)
Net Cash Provided by Operating Activities	41,902	46,819

Investing Activities:
Capital spending	(7,034)	(5,680)
Short-term investments	360	(15,750)
Other	(510)	(2)
Net Cash Used in Investing Activities	(7,184)	(21,432)

Financing Activities:
Proceeds from (payment of) overdraft facility	207	(64)
Retirement short-term debt- intercompany	-	(3,810)
Retirement of long-term debt	-	(80)
Dividends paid on common stock	(11,000)	(5,800)
Net Cash Used in Financing Activities	(10,793)	(9,754)

Net Increase in Cash and Cash Equivalents	23,925	15,633
Cash and Cash Equivalents at Beginning of Period	10,545	2
Cash and Cash Equivalents at End of Period	$34,470	$15,635

Supplemental information:
Income taxes paid, net of refunds	$5,101	$3,536
Interest paid, net of amounts capitalized	$3,509	$3,503

The Notes to Consolidated Financial Statements are an integral part of these statements.

1: SUBSEQUENT EVENT - MERGER

On July 8, 2006, WPS Resources Corporation (WPS Resources), Wedge Acquisition Corporation (Sub), a wholly owned subsidiary of WPS Resources, and Peoples Energy Corporation (the Company or Peoples Energy) entered into an Agreement and Plan of Merger (the Agreement).

The Agreement provides for the merger of Sub with and into Peoples Energy (the Merger) on the terms and subject to the conditions set forth in the Agreement, with Peoples Energy continuing as the surviving corporation. As a result of the Merger, Peoples Energy will become a wholly owned subsidiary of WPS Resources, and Peoples Energy shareholders will receive shares of WPS Resources common stock in exchange for their shares of common stock of Peoples Energy. At the effective time of the Merger, each share of common stock of Peoples Energy issued and outstanding immediately prior to the effective time will be cancelled and converted into the right to receive 0.825 shares of common stock of WPS Resources. As a result of the Merger, the companies expect that upon consummation of the Merger, Peoples Energy shareholders will own approximately 42.4% of the common stock of WPS Resources and WPS Resources shareholders will own approximately 57.6% of the common stock of WPS Resources.

Pursuant to the Agreement, a new name for the combined company will be jointly selected by management from both Companies. Upon consummation of the Merger, WPS Resources’ Board of Directors will be comprised of sixteen directors, nine of whom will have been designated by WPS Resources and seven of whom will have been designated by Peoples Energy. Mr. Larry Weyers, currently Chairman, President and Chief Executive Officer of WPS Resources, will remain President and Chief Executive Officer of the combined holding company following the Merger. Mr. James Boris, currently the Lead Director of Peoples Energy will become the non-executive Chairman of the combined holding company as of the effective time of the Merger. Upon the consummation of the Merger, WPS Resources will amend bylaws consistent with the foregoing.

Following the Merger, the combined holding company will establish its headquarters in Chicago, Illinois. The headquarters of the combined holding company’s unregulated energy marketing business will be located in Green Bay, Wisconsin and the headquarters of the utilities’ businesses will be located in the same place as immediately prior to the effective time of the Merger.

The consummation of the Merger is subject to the satisfaction or waiver of closing conditions applicable to both WPS Resources and Peoples Energy, including the receipt of required regulatory approvals and the approval of the transaction by the shareholders of both WPS Resources and Peoples Energy. On August 2, 2006, WPS Resources and Peoples Energy jointly filed an application for approval of the Merger with the Illinois Commerce Commission (Commission) The companies seek the expedited consideration of the application by the Commission, with requested approval by December 28, 2006 so that the Merger could close on or shortly after January 1, 2007. The application indicates that The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas) will further postpone filing rate cases until early 2007, with new rates to take effect in 2008.

WPS Resources and Peoples Energy have each made customary representations, warranties and covenants in the Agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the Agreement and the consummation of the Merger and covenants not to engage in certain kinds of transactions during that period. During such period, Peoples Energy will not declare cash dividends in excess of $0.545 per quarter without the prior consent of WPS Resources. Immediately after the effective time of the Merger, WPS Resources will adopt a dividend policy providing for a quarterly dividend of $0.66 per share of WPS Resources common stock, subject to evaluation over time as future business needs dictate. In addition, WPS Resources and Peoples Energy have made certain additional customary covenants, including, among others, covenants, subject to certain exceptions, (A) to cause a shareholders meeting to be held to consider approval of the Merger and the other transactions contemplated by the Agreement, (B) not to solicit proposals relating to alternative business combination transactions, and (C) not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions.

Notes to Consolidated Financial Statements (Unaudited)

Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the shareholders of each of WPS Resources and Peoples Energy, (ii) absence of any material adverse effect, (iii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iv) absence of any order or injunction prohibiting the consummation of the Merger, (v) the registration statement on Form S-4 shall have become effective, (vi) the shares of WPS Resources common stock issuable to Peoples Energy’s shareholders pursuant to the Agreement and under the employee benefit plans of Peoples Energy shall have been approved for listing on the New York Stock Exchange, (vii) subject to certain exceptions, the accuracy of representations and warranties with respect to WPS Resources’ and Peoples Energy’s business, as applicable, (vii) receipt of customary tax opinions and (viii) receipt of all required statutory approvals from, among others, the Federal Energy Regulatory Commission, the Federal Communications Commission, and state public service and utility commissions.

The Agreement contains certain termination rights for both WPS Resources and Peoples Energy, and further provides that, upon termination of the Agreement under specified circumstances, a party would be required to pay the other party a termination fee of $45 million. In addition, under specified circumstances each party may be obligated to reimburse the other party for up to $15 million of expenses, which would reduce the amount of any required termination fee payable by that party.

2: BASIS OF PRESENTATION

General

The condensed, unaudited financial statements of the Company, Peoples Gas and North Shore Gas, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Peoples Gas and North Shore Gas are wholly-owned subsidiaries of the Company. As described below, the unaudited prior period financial statements of the Company have been restated for discontinued operations.

This Quarterly Report on Form 10-Q is a combined report of the Company, Peoples Gas and North Shore Gas. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K, as amended, for the Company, Peoples Gas and North Shore Gas for the fiscal year ended September 30, 2005. The statements should also be read in conjunction with the consolidated financial statements and related notes contained in the Current Report on Form 8-K dated June 30, 2006, which presents certain financial statements and related disclosures which revise indicated sections of the Form 10-K, as amended, for the impact of both the change in segment reporting and discontinued operations. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period. Due to a number of factors, including seasonality of businesses and market price volatility, the quarterly results of operations and statements of financial position and cash flows should not be considered indicative of the year as a whole.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments unless otherwise noted, necessary to present fairly the financial position of the Company, Peoples Gas and North Shore Gas and their results of operations and cash flows for the interim periods presented.

Discontinued Operations

The Company announced in February 2006 its intention to exit the power generation business and is actively engaged in discussions regarding the sale of its 50% interest in the Elwood power generation facility and its 100% interest in a fully-permitted power development site in Oregon. On May 31, 2006, the Company completed the sale of its 27% interest in the Southeast Chicago Energy Project (SCEP) facility to Exelon Generation Company, LLC. On January 31, 2006, the Company sold its 100% interest in the Valencia Energy power development site in

Notes to Consolidated Financial Statements (Unaudited)

New Mexico. Through the Elwood partnership and the Oregon development site, as of June 30, 2006, the power generation business has proportional ownership of approximately 700 net Megawatts of power generation assets and has a book value of approximately $73.3 million. The Company expects to close on the sale of the remaining assets by calendar year end.

The operating results of the Company’s power generation business were reported under the Power Generation segment and included in consolidated operating income prior to the change in segment reporting described below and the treatment as discontinued operations. Effective in the second quarter of fiscal 2006, the Company reports the results of operations and assets of its power generation business as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Results of operations and assets for the prior periods have been reclassified to conform with the discontinued operations presentation in the current period.

The following table summarizes the power generation items which are reflected as assets of and deferred credit related to discontinued operations in the Company’s consolidated balance sheets.

	June 30,	September 30,	June 30,
	2006	2005	2005
(In Thousands)
Investments in unconsolidated affiliates	$63,870	$115,168	$102,274
Other investments	10,388	12,245	11,355
Property, plant and equipment, net	37	906	906
Total assets	$74,295	$128,319	$114,535

Deferred credit	$-	$2,201	$2,201

The summarized financial results for the Company’s discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In Thousands)
Operation and maintenance	$(1,579)	$(457)	$(2,997)	$(1,482)
Taxes, other than income taxes	(35)	(26)	(43)	(37)
Gains (Losses) on property sales	4,139	-	2,000	(143)
Equity investment income	3,455	3,744	4,407	6,175
Income Before Income Taxes	5,980	3,261	3,367	4,513
Income tax expense	2,377	1,296	1,338	1,794
Income from Discontinued Operations,
net of taxes	$3,603	$1,965	$2,029	$2,719

Change In Segment Reporting

Beginning in fiscal 2006, the Company restructured the management and operations of certain of its businesses and has realigned its segment reporting to match these changes. The Company's reportable segments are Gas Distribution (including Peoples Gas Hub operations, formerly included as part of Midstream Services), Oil and Gas Production, Energy Assets, Energy Marketing (both retail and wholesale activity, formerly included as Retail Energy Services and part of Midstream Services, respectively), and Corporate and Other.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the quarterly results for fiscal 2006 and 2005 under the new segment reporting structure.

	Fiscal 2006			Fiscal 2005
(In Thousands, except per share amounts)	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,
For the Quarter Ended	2006	2006	2005	2005	2005	2005	2004
Operating Income (Loss):
Gas Distribution	$2,298	$42,921	$(40,954)	$(6,778)	$17,251	$77,187	$49,674
Oil and Gas Production	5,691	8,801	11,394	(2,769)	5,854	5,177	8,591
Energy Marketing	(7,823)	10,324	9,764	(77)	1,329	9,857	2,364
Energy Assets	(164)	1,450	1,692	502	(311)	566	972
Corporate and Other	(6,361)	(4,064)	(4,408)	2,775	(4,265)	(4,267)	(14,215)
Total Operating Income (Loss)	$(6,359)	$59,432	$(22,512)	$(6,347)	$19,858	$88,520	$47,386

Income (loss) from continuing operations	(13,714)	33,591	(18,325)	(10,880)	4,834	49,831	23,062
Income (loss) from discontinued operations,
net of taxes	3,603	(421)	(1,156)	8,566	1,965	1,341	(586)
Net Income (Loss)	$(10,111)	$33,170	$(19,481)	$(2,314)	$6,799	$51,172	$22,476

Per Diluted Share:
Income (loss) from continuing operations	$(0.35)	$0.87	$(0.48)	$(0.28)	$0.13	$1.31	$0.61
Income (loss) from discontinued operations	0.09	(0.01)	(0.03)	0.22	0.05	0.03	(0.02)
Net Income (Loss)	$(0.26)	$0.86	$(0.51)	$(0.06)	$0.18	$1.34	$0.59

3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gas Charge Settlement

On March 28, 2006, the Commission approved orders that settle gas charge reconciliation proceedings for fiscal years 2001 through 2004 for Peoples Energy Corporation and its utility subsidiaries. The orders, which became publicly available March 30, adopt a January 17, 2006 Settlement Agreement and Release, as amended by an Amendment and Addendum dated March 6, 2006 (the Agreement).

Pursuant to the Agreement, Peoples Gas and North Shore Gas agreed to refund (through a credit applied to customer bills) the total sum of $100 million to their customers. The Agreement provides for the Commission to prescribe the manner in which this amount is to be refunded to customers. In its orders approving the Agreement, the Commission determined that $96 million will be refunded to customers of Peoples Gas and $4 million will be refunded to customers of North Shore Gas. In April 2006, the refund was credited to customer accounts.

Pursuant to the Agreement, Peoples Energy also paid $5 million jointly to the City of Chicago and the Illinois Attorney General. The Company also agreed to pay up to $5 million per year over the next five years towards the funding of conservation and weatherization programs for low and moderate-income residential dwellings (Conservation Programs). The five subsequent payments of up to $5 million shall be paid based upon Conservation Programs to be developed by the City of Chicago and/or the Illinois Attorney General. Peoples Gas and North Shore Gas will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs.

Peoples Gas and North Shore Gas agreed to forgive all outstanding bad debt from fiscal years 2000-2005 existing as of March 6, 2006, estimated at $207 million, remove the bad debt from customers’ records and to not use any forgiven indebtedness as a reason to deny gas service. Peoples Gas and North Shore Gas had written off the estimated $207 million in prior periods.

Notes to Consolidated Financial Statements (Unaudited)

Peoples Gas and North Shore Gas agreed to credit fiscal 2005 and fiscal 2006 revenues derived from the provision of gas Hub services as an offset to utility customers’ gas charges and to account for such revenues received from gas Hub services in the same manner in all future gas charge reconciliation cases.

As a result of the Agreement, Peoples Energy reported a $15.7 million pre-tax settlement charge in its fiscal 2006 second quarter to reflect the $10.7 million impact of the change in accounting treatment for Hub activity revenues for fiscal 2005 and the combined $5 million estimated impact on Peoples Gas and North Shore Gas’ reserves for uncollectible accounts due to termination of collection activities on the $207 million of accounts previously written off. This amount is in addition to the $91.7 million first quarter charge recorded by the Company in connection with the signing of the initial proposed Settlement Agreement and Release dated January 17, 2006.

The Company has reported for the nine-month period ended June 30, 2006 a charge and an accrued liability as of June 30, 2006 reflecting the terms of the settlement. This charge totaled $107.3 million pretax or $1.68 per share after tax. The charge reflects $100 million in refunds to customers, $10.7 million to reflect a change in the regulatory accounting treatment for fiscal 2005 Hub revenues, $5 million in estimated additional bad debt expense and $5 million related to the first payment to the Illinois Attorney General and City of Chicago under the settlement, and is net of approximately $13.3 million in previously recorded liabilities related to the cases. The $107.3 million charge has been allocated $103.0 million to Peoples Gas and $4.3 million to North Shore Gas in accordance with the Order. Fiscal year-to-date 2006 Hub revenues being treated as a reduction of recoverable gas costs totaled $7.7 million, including first quarter revenues of $2.8 million reversed in the second quarter of fiscal 2006. Accrued liabilities totaling $11.0 million at June 30, 2006 are reflected in the consolidated balance sheet caption “gas charge settlement” under current liabilities. Following is a reconciliation of the total gas charge settlement per the statement of operations and the related liability.

	Total	Peoples Gas	North Shore Gas
(Dollars in Thousands)
Refund	$100,000	$96,000	$4,000
Payment to Illinois Attorney General and City of Chicago	5,000	4,800	200
Hub fiscal 2005 revenues	10,662	10,662	-
Bad debt expense	5,000	4,900	100
Amounts recognized prior to fiscal 2006	(13,332)	(13,332)	-
Gas charge settlement per consolidated statements of income
for the nine months ended June 30, 2006	$107,330	$103,030	$4,300
Add:
Amounts recognized prior to fiscal 2006	13,332	13,332	-
Interest on Hub fiscal 2005 revenues refundable	307	307	-
Less:
Addition to reserve for uncollectible accounts	5,000	4,900	100
Less payments in third quarter of fiscal 2006:
Refund credited to customer accounts	100,000	96,000	4,000
Payment to Illinois Attorney General and City of Chicago	5,000	4,800	200
Gas charge settlement liability per consolidated balance sheets
at June 30, 2006 (1)	$10,969	$10,969	$-

(1) Represents 2005 Hub Revenue and related interest that will be refunded to customers pending close of the Commission's review of 2005 gas charge reconciliation.

See Note 8A for a complete discussion of the gas charge cases and the settlement agreement.

Notes to Consolidated Financial Statements (Unaudited)

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

Cash Flow Hedges. In connection with its Oil and Gas Production and Energy Marketing businesses, the Company uses derivative financial instruments to protect against loss of value of future anticipated cash transactions caused by commodity price changes in the marketplace. Additionally, the Gas Distribution utilities use derivatives to hedge changes in the price of gas used in operations. These instruments are designated as cash flow hedges, which allow for the effective portion of unrealized changes in value during the life of the hedge to be recorded in other comprehensive income. Realized gains and losses from commodity cash flow hedges are recorded in revenues or cost of energy sold in the statement of operations in the same month the related physical sales or purchases are recorded in the statement of operations.

Cash flow hedge accounting is discontinued when it is no longer probable that the original forecasted transactions will occur. The carrying value of contracts which no longer qualify for hedge accounting are prospectively marked-to-market, with the change in value recorded in each reporting period in the statement of operations. If the original forecasted transactions are probable of not occurring, any amounts previously recorded in other comprehensive income are immediately recorded in the statement of operations. In addition, cash flow hedge ineffectiveness can result from differences in critical terms (such as location) between the hedging instrument and the hedged transaction and result in the immediate recognition of gains or losses recorded in revenues.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes selected information related to cash flow hedges included in the Consolidated Statements of Operations and Balance Sheets for the periods ended June 30, 2006 and 2005, respectively.

	Interest		Partnership
Periods ended June 30, 2006	Commodities	Rate	Transactions	Total
(In Thousands)
Portion of after-tax gains on hedging instruments
determined to be ineffective and included in net income
- three months ended	$247	$-	N/A	$247
- nine months ended	$3,844	$-	N/A	$3,844

Accumulated other comprehensive income (loss) after tax at
June 30, 2006	$(38,632)	$(448)	$(3,108)	$(42,188)

Portion of accumulated other comprehensive income (loss)
expected to be reclassified to earnings during the next
12 months based on prices at June 30, 2006	$(27,755)	$(65)	N/A	$(27,820)
Maximum term	81 months	82 months

Periods ended June 30, 2005
(In Thousands)
Portion of after-tax gains (losses) on hedging instruments
determined to be ineffective and included in net income
- three months ended	$(659)	$-	N/A	$(659)
- nine months ended	$(520)	$-	N/A	$(520)

After-tax gains (losses) resulting from discontinuance of
cash flow hedges
- three months ended	$(31)	$-	N/A	$(31)
- nine months ended	$(31)	$-	N/A	$(31)

Accumulated other comprehensive income (loss) after tax at
June 30, 2005	$(62,478)	$(513)	$(4,846)	$(67,837)

Fair Value Hedges. The Company uses financial hedges to protect the value of a portion of Energy Marketing's gas in storage and these are accounted for as fair value hedges. The change in value of these hedges, along with the offsetting change in value of the inventory hedged (to the extent the hedge is effective), are recorded on the statement of operations in each reporting period's cost of energy sold.

The Energy Marketing segment recorded in the three- and nine-month periods ended June 30, 2006 $3.1 million and $0.2 million, respectively, in mark-to-market losses related to the application of fair value hedge accounting to certain storage inventory transactions. The segment uses derivatives to mitigate commodity price risk and substantially lock in the profit margin that it will ultimately realize when inventory volumes are withdrawn from storage. Under fair value accounting, which this segment is using for certain storage activity, the mark-to-market adjustment to inventory is computed using spot prices, while the derivatives used to mitigate the risk of changes in inventory value are marked-to-market using forward prices. When the spot price of natural gas changes disproportionately to the forward price, the difference is recorded in operating results. As a result, earnings are subject to volatility, even when the underlying expected profit margin over the duration of the contracts is unchanged. The volatility resulting from this accounting can be significant from period to period. As volumes are withdrawn from storage, these mark-to-market accounting impacts are reversed.

Notes to Consolidated Financial Statements (Unaudited)

The Company also uses certain financial instruments to adjust the portfolio composition of its debt from fixed-rate to floating-rate debt. These derivative instruments are accounted for as fair value hedges. The change in value of these hedges along with the offsetting change in value of the debt hedged (to the extent the hedge is effective) are recorded in each reporting period in interest expense in the statement of operations.

Mark-To-Market Derivative Instruments. Peoples Gas and North Shore Gas use derivative instruments to manage each utility's cost of gas supply and mitigate price volatility. All such derivative instruments are measured at fair value. The regulated utilities' tariffs allow for full recovery from their customers of prudently incurred gas supply costs, including gains or losses on these derivative instruments. As a result, SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), allows for these mark-to-market derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas.

The Energy Marketing segment uses certain derivative contracts (such as NYMEX or Basis swaps) that do not qualify for hedge accounting under SFAS No. 133. Included in these contracts are hedges of location differentials associated with its wholesale natural gas contracts and transactions involving storage assets. In the three- and nine-month periods ended June 30, 2006, the Energy Marketing segment recognized mark-to-market pretax gains (losses) (included in revenues) of $1.0 million and $(3.7) million, respectively, related to these derivatives. As physical volumes are delivered under natural gas contracts or withdrawn under certain gas storage contracts, these mark-to-market accounting impacts are reversed. The above amounts include net mark-to-market activity both for hedges for settlement in future periods and the reversal of amounts recorded in prior periods and settled within the current period.

The following table reflects the mark-to-market value of these contracts and other miscellaneous derivative contracts that do not qualify for hedge accounting.

	June 30,	September 30,	June 30,
(In Thousands)	2006	2005	2005
Peoples Gas mark-to-market asset (liability)	$(58,895)	$172,549	$(590)
North Shore Gas mark-to-market asset (liability)	(10,319)	33,754	275
Other mark-to-market asset (liability)	(4,644)	(2,027)	(907)
Total	$(73,858)	$204,276	$(1,222)

Notes to Consolidated Financial Statements (Unaudited)

Derivative Summary. The following table summarizes the changes in valuation of all outstanding derivative contracts during the three- and nine-month periods ended June 30, 2006 and 2005. All amounts are based on fair values at the end of the period and do not necessarily indicate that a gain or loss on the derivative will be recognized in income in future periods. Generally, hedges are held to maturity, which coincides with recognition of the transaction being hedged (e.g., anticipated sales or cost of purchases in earnings), thereby achieving the realization of prices contemplated by the underlying risk management strategies.

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
Fiscal Quarter (In Thousands)	2006	2005	2006	2005	2006	2005
Value of contracts outstanding at April 1	$(91,501)	$(120,980)	$(1,243)	$(1,005)	$(66,427)	$22,016
Loss on contracts discontinued as cash flow hedges	-	590	-	-	-	(590)
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(14,084)	(12,596)	713	(130)	(36,908)	1,900
Plus: Unrealized gain (loss) on new contracts entered
into during the period and outstanding at end of period	(2,180)	(24)	1,023	(4)	(11,431)	1,910
Plus: Other unrealized gain (loss), primarily changes
in market prices on contracts outstanding at the
beginning of the period	12,547	2,068	895	1,942	(32,908)	(22,658)
Value of contracts outstanding at June 30	$(67,050)	$(105,750)	$(38)	$1,063	$(73,858)	$(1,222)

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
Fiscal Year-to-Date (In Thousands)	2006	2005	2006	2005	2006	2005
Value of contracts outstanding at October 1	$(202,904)	$(89,306)	$(21,457)	$908	$204,276	$27,678
Loss on contracts discontinued as cash flow hedges	-	590	-	-	-	(590)
Less: Gain (loss) on contracts realized or otherwise
settled during the period	(76,734)	(34,731)	5,086	260	16,652	296
Plus: Unrealized gain (loss) on new contracts entered
into during the period and outstanding at end of period	(3,888)	(6,068)	2,607	199	(62,063)	4,232
Plus: Other unrealized gain (loss), primarily changes
in market prices on contracts outstanding at the
beginning of the period	63,008	(45,697)	23,898	216	(199,419)	(32,246)
Value of contracts outstanding at June 30	$(67,050)	$(105,750)	$(38)	$1,063	$(73,858)	$(1,222)

The change in the value of derivative contracts for the nine-month period ended June 30, 2006 was due primarily to the dramatic change in the forward price curve of natural gas over this same period. The increase in the value of contracts designated as cash flow hedges was driven primarily by the increase in value of the Oil and Gas Production segment’s derivatives portfolio used in managing the sale price of its production assets and due to the impact of a net decrease in volumes hedged. The increase in the value of contracts designated as fair value hedges was driven primarily by an increase in value in the Energy Marketing segment’s storage optimization portfolio, partially offset by the decrease in value of the Company’s floating rate interest rate swap reflecting the rise in short term interest rates. The primary cause of the decrease in the value of contracts designated as mark-to-market is attributable to the impact of the change in the forward price curve on the derivative instruments of Peoples Gas and North Shore Gas used to manage each utility’s cost of gas supply. This was partially offset by the positive impact of changes in prices on mark-to-market portfolios at the Energy Marketing segment. For the nine-month period ended June 30, 2006, unrealized losses on contracts attributed to Peoples Gas and North Shore Gas were $223.3 million and $42.9 million, respectively. SFAS No. 71, allows for these mark-to-market derivative gains and losses to be recorded as regulatory assets or regulatory liabilities. Realized gains and losses

Notes to Consolidated Financial Statements (Unaudited)

are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas.

The following table is a summary of the fair market value of commodity derivatives by type and a reconciliation to the fair market value of all derivatives at June 30, 2006. Valuations are based on the New York Mercantile Exchange (NYMEX) closing prices for the respective NYMEX Henry Hub futures contracts and on the closing prices published in various commodity pricing publications for the geographical differential between a specific location price and the NYMEX Henry Hub futures contract closing price where applicable.

(Fair Value amounts in thousands)
Futures/Forwards	Maturity	Volumes (Mmbtus	)	Fair Value
Natural Gas	Less than 1 Year	33,596,691		$(5,688)
Natural Gas	1 to 3 Years	1,748,546		(221)
		35,345,237		$(5,909)

Options	Maturity	Volumes (Mmbtus	)	Fair Value
Natural Gas	Less than 1 Year	30,134,000		$(25,003)
Natural Gas	1 to 3 Years	7,372,000		(2,596)
		37,506,000		$(27,599)

Swaps	Maturity	Volumes (Mmbtus	)	Fair Value
Natural Gas	Less than 1 Year	117,449,152		$(77,154)
Natural Gas	1 to 3 Years	27,312,351		(14,261)
Natural Gas	4 to 5 Years	3,861,982		(248)
Natural Gas	More than 5 years	4,730,000		(916)
		153,353,485		$(92,579)

Total (Natural Gas)	Maturity	Volumes (Mmbtus	)	Fair Value
Natural Gas	Less than 1 Year	181,179,843		$(107,845)
Natural Gas	1 to 3 Years	36,432,897		(17,078)
Natural Gas	4 to 5 Years	3,861,982		(248)
Natural Gas	More than 5 years	4,730,000		(916)
		226,204,722		$(126,087)

Swaps (Oil)	Maturity	Volumes (Bbls	)	Fair Value
WTI Crude Oil	Less than 1 Year	228,500		$(9,402)
WTI Crude Oil	1 to 3 Years	119,200		(2,847)
		347,700		$(12,249)

Futures/Forwards (MegaWatts)	Maturity	Volumes (MWs	)	Fair Value
MegaWatts	Less than 1 Year	109		$35
		109		$35

Grand Total - Fair Value of Commodity Derivatives				$(138,301)

Fair Value of Interest Rate Swap				$(2,645)

Grand Total - Fair Value of all Derivatives				$(140,946)

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

	June 30,	September 30,	June 30,
(In Thousands)	2006	2005	2005
Peoples Gas	$23,525	$32,282	$25,018
North Shore Gas	4,092	6,136	4,338
Peoples Energy Services	22,118	19,362	13,949
Consolidated Peoples Energy	$49,735	$57,780	$43,305

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utilities Act provides that the tax may be recovered from utility customers by adding an additional charge to customers' bills. These taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. As a result, most revenue taxes are reported on a gross basis, whereby the billed amounts for the recovery of these taxes are included in revenues and an offsetting expense amount (net of an administrative fee) representing the expected cash payment of the taxes is included in taxes, other than income taxes on the statement of operations. Revenue tax amounts included in utility revenues are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2006	2005	2006	2005
Peoples Gas	$17,653	$20,048	$137,170	$121,816
North Shore Gas	1,548	1,882	12,261	11,885
Consolidated Peoples Energy	$19,201	$21,930	$149,431	$133,701

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

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity at the date of purchase of three months or less to be cash equivalents. Under the Company's cash management practices, checks issued pending clearance that result in overdraft balances for accounting purposes are included in accounts payable and total $13.0 million, $9.1 million and $10.0 million as of June 30, 2006, September 30, 2005 and June 30, 2005, respectively. For Peoples Gas, the amounts in accounts payable at June 30, 2006, September 30, 2005 and June 30, 2005 were $11.9 million, $7.1 million and $9.7 million, respectively. For North Shore Gas, the amounts in accounts payable at June 30, 2006, September 30, 2005 and June 30, 2005 were $0.6 million, $0.4 million, and $0.1 million, respectively.

Notes to Consolidated Financial Statements (Unaudited)

New Accounting Pronouncements

On March 30, 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 states that the term conditional asset retirement obligation refers to an unconditional, legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are uncertain and conditional on a future event. If sufficient information exists for fair value measurement of the obligation, FIN 47 requires the entity to recognize a liability when incurred. The Company will adopt FIN 47 in the fourth quarter of fiscal 2006 and is still evaluating whether the requirements of FIN 47 will have a significant effect on the financial condition or results of operations of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is still evaluating whether the requirements of FIN 48 will have a significant effect on its financial condition or results of operations.

Notes to Consolidated Financial Statements (Unaudited)

4: BUSINESS SEGMENTS

Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other investments. Results for the three- and nine-month periods ended June 30, 2005 have been restated to conform with the new segment organization and discontinued operations described in Note 2. Financial data by business segment is presented below.

	Gas	Oil and Gas	Energy	Energy	Corporate and
(In Thousands)	Distribution	Production	Marketing	Assets	Other	Adjustments	Total
Three Months Ended June 30, 2006
Revenues (1)	$223,826	$31,621	$142,518	$2,480	$-	$-	$400,445
Cost of energy sold	110,883	-	144,381	2,000	-	(447)	256,817
Operation and maintenance, excluding
merger and environmental costs	64,275	9,101	5,385	514	3,474	447	83,196
Merger costs	-	-	-	-	1,856	-	1,856
Environmental costs	4,920	-	-	-	-	-	4,920
Depreciation, depletion and amortization	16,011	13,230	382	89	408	-	30,120
Taxes, other than income taxes	25,574	3,599	185	41	623	-	30,022
Losses (gains) on property sales	(135)	-	8	-	-	-	(127)
Operating income (loss)	$2,298	$5,691	$(7,823)	$(164)	$(6,361)	$-	$(6,359)
Income (loss) from discontinued operations,
net of income taxes	$-	$-	$-	$3,608	$(5)	$-	$3,603
Segment capital assets of continuing operations,
net (3)	$1,598,034	$517,575	$4,237	$5,135	$7,586	$-	$2,132,567
Investments in equity investees (4)	$-	$-	$-	$250	$-	$-	$250
Capital spending (5)	$22,274	$23,325	$(117)	$300	$708	$-	$46,490
Three Months Ended June 30, 2005
Revenues (1)	$259,343	$25,416	$170,754	$581	$-	$(163)	$455,931
Cost of energy sold	138,829	-	165,635	-	-	(578)	303,886
Operation and maintenance, excluding
restructuring and environmental costs	58,324	6,944	3,181	733	3,534	415	73,131
Restructuring costs	-	-	-	-	52	-	52
Environmental costs	4,599	-	-	-	-	-	4,599
Depreciation, depletion and amortization	12,230	10,969	467	121	244	-	24,031
Taxes, other than income taxes	28,069	2,720	145	48	661	-	31,643
Losses (gains) on property sales	41	(988)	(3)	(10)	-	-	(960)
Equity investment income (2)	-	83	-	-	226	-	309
Operating income (loss)	$17,251	$5,854	$1,329	$(311)	$(4,265)	$-	$19,858
Income (loss) from discontinued operations,
net of income taxes	$-	$-	$-	$1,970	$(5)	$-	$1,965
Segment capital assets of continuing operations,
net (3)	$1,575,745	$341,019	$6,019	$5,622	$4,400	$-	$1,932,805
Investments in equity investees (4)	$-	$9,973	$-	$-	$3,654	$-	$13,627
Capital spending (5)	$19,396	$25,093	$14	$-	$500	$-	$45,003
(1) Oil and Gas Production revenues are net of gains and losses from hedging activities.
(2) Excludes equity investment income from discontinued operations. See Note 6.
(3) Excludes segment assets of discontinued operations at June 30, 2006 and 2005 of $9,507 and $11,312, respectively.
(4) Excludes investments in equity investees of discontinued operations at June 30, 2006 and 2005 of $63,870 and $102,274, respectively.
(5) Excludes capital spending relating to assets of discontinued operations three months ended at June 30, 2006 and 2005 of $148 and $303, respectively.

Notes to Consolidated Financial Statements (Unaudited)

	Gas	Oil and Gas	Energy	Energy	Corporate and
(In Thousands)	Distribution	Production	Marketing	Assets	Other	Adjustments	Total
Nine Months Ended June 30, 2006
Revenues (1)	$1,774,172	$95,960	$754,741	$12,878	$-	$(4,892)	$2,632,859
Cost of energy sold	1,211,528	-	725,763	8,128	-	(5,535)	1,939,884
Gas charge settlement	107,330	-	-	-	-	-	107,330
Operation and maintenance, excluding merger,
gas charge settlement and environmental costs	210,341	26,314	15,011	1,426	10,273	643	264,008
Merger costs	-	-	-	-	1,856	-	1,856
Environmental costs	30,249	-	-	-	-	-	30,249
Depreciation, depletion and amortization	46,480	39,646	1,264	266	981	-	88,637
Taxes, other than income taxes	164,284	11,717	429	83	1,698	-	178,211
Losses (gains) on property sales	(305)	8	8	-	93	-	(196)
Equity investment income (2)	-	7,610	-	-	67	-	7,677
Operating income (loss)	$4,265	$25,885	$12,266	$2,975	$(14,834)	$-	$30,557
Income (loss) from discontinued operations,
net of income taxes	$-	$-	$-	$2,043	$(14)	$-	$2,029
Segment capital assets of continuing operations,
net (3)	$1,598,034	$517,575	$4,237	$5,135	$7,586	$-	$2,132,567
Investments in equity investees (4)	$-	$-	$-	$250	$-	$-	$250
Capital spending (5)	$63,364	$211,373	$12	$315	$2,326	$-	$277,390
Nine Months Ended June 30, 2005
Revenues (1)	$1,521,843	$82,246	$612,901	$8,308	$-	$(5,050)	$2,220,248
Cost of energy sold	956,609	-	585,696	4,481	-	(6,293)	1,540,493
Operation and maintenance, excluding
restructuring and environmental costs	197,195	21,549	11,877	2,160	8,139	1,243	242,163
Restructuring costs	-	-	-	-	13,216	-	13,216
Environmental costs	27,727	-	-	-	-	-	27,727
Depreciation, depletion and amortization	46,339	34,596	1,331	364	694	-	83,324
Taxes, other than income taxes	149,697	8,765	500	88	1,454	-	160,504
Losses (gains) on property sales	163	(988)	(52)	(11)	-	-	(888)
Equity investment income (2)	-	1,298	-	-	756	-	2,054
Operating income (loss)	$144,113	$19,622	$13,549	$1,226	$(22,747)	$-	$155,763
Income (loss) from discontinued operations,
net of income taxes	$-	$-	$-	$2,733	$(14)	$-	$2,719
Segment capital assets of continuing operations,
net (3)	$1,575,745	$341,019	$6,019	$5,622	$4,400	$-	$1,932,805
Investments in equity investees (4)	$-	$9,973	$-	$-	$3,654	$-	$13,627
Capital spending (5)	$54,499	$56,675	$144	$408	$706	$-	$112,432
(1) Oil and Gas Production revenues are net of gains and losses from hedging activities.
(2) Excludes equity investment income from discontinued operations. See Note 6.
(3) Excludes segment assets of discontinued operations at June 30, 2006 and 2005 of $9,507 and $11,312, respectively.
(4) Excludes investments in equity investees of discontinued operations at June 30, 2006 and 2005 of $63,870 and $102,274, respectively.
(5) Excludes capital spending relating to assets of discontinued operations nine months ended at June 30, 2006 and 2005 of $546 and $939, respectively.

Notes to Consolidated Financial Statements (Unaudited)

5: RESTRUCTURING COSTS

During the fourth quarter of fiscal 2004, the Company commenced a restructuring plan to enhance operating efficiency and customer service and to mitigate the impact of rising operating costs on utility customers, while maintaining solid financial results for the Company. The restructuring activities were designed to result in a reduction of over 100 nonunion permanent positions at all levels in the utility business and corporate support functions. An enhanced voluntary termination severance package was offered to nonunion employees including a termination allowance of three weeks' pay for each completed year of service up to a maximum of 52 weeks of pay, outplacement assistance, enhanced educational assistance, and reduced Consolidated Omnibus Budget Reconciliation Act (COBRA) rates. Approximately 300 employees accepted the package, resulting in about 200 open positions, some of which were filled in fiscal 2005 and 2006.

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

A total of approximately $16.6 million and $14.9 million for severance payments, program expenses, employer taxes and legal fees had been paid through June 30, 2006 and 2005, respectively. In addition, approximately $0.4 million in severance costs originally expensed was reversed in connection with the revocation of severance agreements. The Company had approximately $1.8 million of unpaid liabilities related to the restructuring costs included in accounts payable on the Consolidated Balance Sheet at June 30, 2005 and no remaining liabilities as of September 30, 2005 and June 30, 2006.

In the third quarter and fiscal year to date through June 30, 2005, the Company recorded $0.1 million and $13.2 million, respectively, for pension settlements and curtailments, net of capitalized amounts, associated with the restructuring plan described above (see Note 11). Included in these amounts were charges (credits) for the three- and nine-month periods ended June 30, 2005 of $(0.2) million and $8.3 million for Peoples Gas and $6 thousand and $0.6 million for North Shore Gas, respectively. As the Company's pension plan measurement year ends June 30, these restructuring costs for settlements and curtailments subsequent to June 30, 2004 were required to be recognized in fiscal 2005.

6: EQUITY INVESTMENTS

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

On May 31, 2006 the Company completed the sale of its interest in the SCEP facility and recognized a pretax gain of $4.1 million. The Company expects to sell its remaining power generation assets, including its 50% interest in Elwood Energy, by calendar year end.

In fiscal 2006 Peoples Energy Production, through its equity investment in EnerVest Energy, L.P. (EnerVest), recognized a $7.6 million gain related to the sale of all remaining properties in the partnership. It is expected that the partnership will be liquidated sometime during 2006.

Notes to Consolidated Financial Statements (Unaudited)

On September 30, 2005, Trigen-Peoples District Energy Company (Trigen-Peoples), a 50%-50% partnership between the Company and Trigen Energy Company (Trigen), sold its district heating and cooling plant. The Company liquidated its partnership with Trigen effective with the sale of the plant.

The following table summarizes the combined partnership financial results and financial position of the Company's unconsolidated equity method investments.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2006	2005	2006	2005
Revenues	$18,359	$46,570	$40,253	$112,985
Operating income	15,213	22,246	29,802	53,855
Interest expense	6,824	9,264	20,758	28,112
Net income	$6,072	$4,645	$2,785	$16,655

Current assets	$44,354	$67,821	$44,354	$67,821
Noncurrent assets	445,428	708,353	445,428	708,353
Current liabilities	47,482	76,256	47,482	76,256
Noncurrent liabilities	$316,233	$430,281	$316,233	$430,281

The following table summarizes the Company's equity method investment ownership percentage and its equity share of the net income shown in the above table.

			Ownership Percentage		Equity Investment Income (Loss)
					Three Months Ended		Nine Months Ended
(In Thousands)			At June 30,		June 30,		June 30,
Investment	Segment		2006	2005	2006	2005	2006	2005
EnerVest	Oil and Gas	(1)	23%	30%	$ -	$ 83	$ 7,610	$ 1,298
Trigen-Peoples	Corporate and Other		0	50	-	226	67	756
Equity investment income (loss) from
continuing operations					-	309	7,677	2,054

Elwood	Energy Assets		50	50	3,030	2,400	1,386	2,085
SCEP	Energy Assets		0	28	425	1,344	3,021	4,090
Equity investment income from
discontinued operations					3,455	3,744	4,407	6,175
Total equity investment income (loss)					$ 3,455	$ 4,053	$ 12,084	$ 8,229
Undistributed partnership income included in the
Company's retained earnings at the end of each period					$ 12,800	$ 8,485	$ 12,800	$ 8,485

(1) All remaining properties in the partnership were sold on October 31, 2005 and the partnership will be liquidated during calendar 2006.

7: ENVIRONMENTAL MATTERS

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

Notes to Consolidated Financial Statements (Unaudited)

subsidiaries might be required to undertake remedial action with respect to some of these materials. The subsidiaries are addressing these sites under a program supervised by the Illinois Environmental Protection Agency.

Peoples Gas is addressing 29 manufactured gas sites, including several sites described in more detail below. Investigations have been completed at all or portions of 25 sites. Remediations have been completed at all or portions of nine of these 25 sites. Peoples Gas has determined that remediations are not required at three of these 25 sites.

North Shore Gas is addressing five manufactured gas sites, including one site described in more detail below. Investigations have been completed at all or portions of four sites (including one site which the Company formerly considered to be two separate sites). Remediations have not yet been completed at any of these four sites. North Shore Gas has determined that remediation is not required at one of these four sites.

The United States Environmental Protection Agency (EPA) has identified North Shore Gas as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site). The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site. The EPA also has identified OMC, General Motors Corporation and certain other parties as PRPs at the Waukegan Site. The EPA has issued a record of decision (ROD) selecting the remedial action for the Waukegan Site. The selected remedy consists of on-site treatment of groundwater and off-site disposal of soil containing polynuclear aromatic hydrocarbons and arsenic. North Shore Gas and the other PRPs have executed a remedial action consent decree which has been entered by the federal district court. The consent decree requires North Shore Gas and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27 million. The soil component of the remedial action was completed in August 2005. The groundwater component of the remedial action is undergoing design and is expected to begin in 2006. The EPA has agreed to reduce the financial assurance requirement to $21 million to reflect completion of the soil component of the remedial action.

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

With respect to portions of certain other sites in the City of Chicago (Chicago), Peoples Gas has received demands from site owners and others asserting standing regarding the investigation or remediation of their parcels. Some of these demands seek to require Peoples Gas to perform extensive investigations or remediations. These demands include notice letters sent to Peoples Gas by River Village West. These letters informed Peoples Gas of River Village West's intent to file suit under RCRA seeking an order directing Peoples Gas to remediate seven former manufactured gas plant sites located on or near the Chicago River. In April 2005, River Village West filed suit against Peoples Gas in the United States District Court for the Northern District of Illinois under RCRA. The suit, River Village West LLC et al v. The Peoples Gas Light and Coke Company, No. 05-C-2103 (N.D. Ill. 2005), seeks an order directing Peoples Gas to remediate three of the seven sites: the former South Station, the former Throop Street Station and the former Hough Place Station. Peoples Gas is currently engaged in settlement discussions with River Village West.

In January and July 2006, an individual notified Peoples Gas of his intent to file suit under RCRA seeking orders directing Peoples Gas to remediate the following seven former manufactured gas plant sites, which are located on or near the Chicago River: Willow Street Station, 22nd Street Station, Calumet Station, Division Street Station, Hawthorne Station, North Shore Avenue Station, and North Station.

Notes to Consolidated Financial Statements (Unaudited)

The utility subsidiaries are accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At June 30, 2006, regulatory assets (stated in current year dollars) were recorded in the following amounts: for Peoples Gas, $242 million; for North Shore Gas, $69 million; and for the Company on a consolidated basis, $311 million. Each of the foregoing amounts reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and customers, and (4) management's best estimates of the costs the utilities will spend in the future for investigating and remediating the manufactured gas sites. Management has recorded liabilities for the amounts described in clause (4) of the preceding sentence as follows: for Peoples Gas, $216 million; for North Shore Gas, $68 million; and for the Company on a consolidated basis, $284 million. Management also estimates that additional costs in excess of the recorded liabilities are reasonably possible in the following amounts: for Peoples Gas, $113 million; for North Shore Gas, $79 million; and for the Company on a consolidated basis, $192 million.

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

Actual costs, which may differ materially from these estimates, will depend on several factors including whether contamination exists at all sites, the nature and extent of contamination and the level of remediation that may be required. Other factors that may affect such costs include, but are not limited to, changes in remediation technology, fluctuations in unit costs and changes in environmental laws and regulations. With respect to certain sites or portions of sites, the subsidiaries have received demands to investigate and remediate to extensive levels. Management does not believe that the utility subsidiaries are legally required to comply with such demands. However, if the subsidiaries were required to do so at all of the sites that have not been remediated, the Company currently estimates that its aggregate maximum potential liability would be approximately $405 million higher than the total of the recorded liabilities and estimates of additional reasonably possible costs indicated above.

Each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, but the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Illinois Commerce Commission (Commission) which authorize recovery of prudently incurred costs. Costs incurred in each fiscal year are subject to a prudence review by the Commission during a reconciliation proceeding for such fiscal year. Costs are expensed in the statement of operations in the same period they are billed to customers and recognized as revenues.

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

Notes to Consolidated Financial Statements (Unaudited)

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

C. Other

The Company has identified other sites on which the Company’s subsidiaries, their predecessors and affiliates have conducted operations which may have resulted in releases of contaminants to the soil and groundwater. While the Company does not expect to be required to investigate or remediate these sites, it cannot determine the matter with certainty. In the event that the Company incurs costs in connection with the investigation or remediation of these sites, it would seek reimbursement from other responsible parties, if any, and, if appropriate, through the utilities’ rates for utility services.

Notes to Consolidated Financial Statements (Unaudited)

8: GAS CHARGE RECONCILIATION PROCEEDINGS AND RELATED MATTERS

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

The Commission issued orders on March 28, 2006, approving a settlement that resolved all proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 - 2004 costs. The recommendation that proceedings for Peoples Gas’ and North Shore Gas’ fiscal 2000 be reopened was made moot by approval of the settlement. The orders adopted a January 17, 2006 Settlement Agreement and Release among and between Peoples Energy, Peoples Gas, Peoples MW, LLC, Peoples Energy Resources Company, LLC and North Shore Gas (collectively, the Peoples Companies), the People of the State of Illinois through Lisa Madigan, Illinois Attorney General (AG), the Chicago and the Citizens Utility Board, as amended by an Amendment and Addendum dated March 6, 2006 (the Agreement).

The Agreement provides for the following:

(i) Peoples Gas and North Shore Gas agreed to refund the total sum of $100 million to their customers (the Refund). In its orders approving the Agreement, the Commission determined that $96 million should be refunded to customers of Peoples Gas and $4 million should be refunded to customers of North Shore Gas. Pursuant to the orders, on April 6, 2006, Peoples Gas and North Shore Gas filed informational statements with the Commission showing the amount of the refund to various customer classes. In April 2006, the refund was credited to customer accounts.

(ii) Peoples Energy agreed to pay to the City and the AG, jointly $5 million. The Company also agrees to pay up to $5 million per year over the next five years towards the funding of conservation and weatherization programs for low and moderate-income residential dwellings (Conservation Programs). The five subsequent payments of up to $5 million shall be paid based upon Conservation Programs to be developed by the City of Chicago and/or the Illinois Attorney General. The Conservation Programs will have the purpose of providing energy and natural gas conservation programs for residents within Peoples Gas’ and North Shore Gas’ service areas and will have the goal of reducing those residents’ energy usage and costs. Peoples Gas and North Shore Gas will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation.

(iii) Peoples Gas and North Shore Gas agreed to forgive all outstanding bad debt from fiscal years 2000-2005 existing as of March 6, 2006, estimated at $207 million, remove the bad debt from customers’ records and to not use any forgiven indebtedness as a reason to deny gas service. Peoples Gas and North Shore Gas have written off the estimated $207 million in prior periods. The Agreement does not affect the ability of Peoples Gas and North Shore Gas to recover any future bad debts as specifically authorized by the Commission now or in the future.

(iv) Peoples Gas and North Shore Gas will cooperate with Chicago and the AG to identify those customers of Peoples Gas and North Shore Gas who were not receiving gas as of the date of the Agreement (approximately 12,000 customers) that are financial hardship cases. The hardship cases may be identified by either the utilities or the AG and Chicago. Following identification, Peoples Gas and North Shore Gas will reconnect the hardship cases. Peoples Gas and North Shore Gas will also forgive all outstanding debt for such customers, as described in paragraph (iii) above.

Notes to Consolidated Financial Statements (Unaudited)

(v) Peoples Gas and North Shore Gas agree to credit fiscal 2005 and fiscal 2006 revenues derived from the provision of gas Hub services as an offset to utility customers’ gas charges and to account for such revenues received from gas Hub services in the same manner in all future gas charge reconciliation cases. The fiscal 2006 revenues are being credited in fiscal 2006. The fiscal 2005 revenues are expected to be credited to customers following an order in the fiscal 2005 gas charge reconciliation case. For fiscal 2005 and 2006, only Peoples Gas had Hub revenues.

(vi) Peoples Gas and North Shore Gas agreed to implement recommendations proposed by the Commission’s staff and the intervenors to conduct internal and external audits of their gas procurement practices.

The terms of the Agreement expressly provide that nothing in the Agreement, or any acts performed or documents executed in furtherance of the Agreement, shall constitute or may be used as an admission of liability against Peoples Energy or its utility subsidiaries. The Commission’s orders effectively adopted the provisions of the Agreement as a resolution on the merits of the differences between the parties concerning the gas charge reconciliation matters related to the years 2000 through 2004 for Peoples Energy, Peoples Gas and North Shore Gas and also made other findings and conclusions.

See Note 3 for a summary of significant accounting matters related to the settlement.

Fiscal 2005 Gas Charge reconciliation cases were initiated in November 2005. Peoples Gas and North Shore Gas each filed direct testimony. The settlement of the prior fiscal years' Gas Charge reconciliation proceedings does not affect these cases, except for Peoples Gas' agreement to credit fiscal 2005 Hub revenues as an offset to utility customers’ gas charges.

B. Illinois Attorney General and the City of Chicago Lawsuits
On March 21, 2005, the AG and Chicago filed separate lawsuits in the Circuit Court of Cook County, Illinois against the Company and several of its subsidiaries, including Peoples Gas and, in the case of the AG's lawsuit, North Shore Gas. The AG's lawsuit alleges that during the period 1999 to 2002 the Company and four of its subsidiaries engaged in midstream gas transactions with Enron and certain of its affiliates in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. Chicago's lawsuit alleges that during the period from 2000 to 2002, the Company and three of its subsidiaries engaged in similar transactions in violation of certain consumer protection provisions of the City of Chicago Municipal Code. Both lawsuits seek to impose fines and damages and seek injunctive orders to cease further violations. On April 12, 2005, the Court granted a motion to consolidate the proceedings. On May 13, 2005, the Company filed Motions to Dismiss or, in the alternative, stay the complaints filed by the AG and Chicago pending the resolution of the fiscal year 2001 gas charge reconciliation proceedings pending before the Commission. On August 17, 2005, the Court granted the motion to stay these cases pending the ruling by the Commission on the fiscal year 2001 reconciliation matter.

The settlement agreement entered into in connection with the gas charge reconciliation proceedings, as described in Note 8A, also settles these lawsuits. The court has approved the settlement agreement and stayed this matter pending the Commission's approval of the settlement and expiration of the statutory period for parties to appeal for rehearing of the Commission's order. On June 6, 2006, the Court entered an order dismissing these lawsuits with prejudice based on the settlement agreement.

C. Class Action
In February 2004, a purported class action was filed in Cook County Circuit Court against the Company and Peoples Gas by Stephen Alport, a Peoples Gas customer, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in Peoples Gas' fiscal year 2001 gas charge reconciliation proceedings. The suit seeks unspecified compensatory and punitive damages. The Company and Peoples Gas deny the allegations and are vigorously defending the suit. Peoples Gas has been dismissed as a defendant and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act and that the Company acted in concert with others to commit a tortious act.

Notes to Consolidated Financial Statements (Unaudited)

The Company has filed two currently pending motions to dismiss based upon the settlement and dismissal of Peoples Gas’ fiscal years 2001 - 2004 gas charge reconciliation cases. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

D. CFTC Subpoena
In February 2005, the Company received a subpoena from the U.S. Commodity Futures Trading Commission (CFTC) requesting information regarding price reporting of transactional data to the energy trade press, other information related to gas supply, the Energy Marketing business for the years 2000 through 2002 and a copy of certain documents produced in response to a separate subpoena issued by the AG. The Company has produced the requested information and is cooperating with the CFTC. The Company has not been charged by the CFTC with any violation nor does it have any knowledge of any violations concerning the matters covered by the subpoena. In a letter dated May 9, 2006, the CFTC notified the Company that the investigation has been closed, though the CFTC has the discretion to decide to reopen the investigation at any time in the future.

9: OTHER LITIGATION

A. Oil and Gas Production Royalties Dispute
The Oil and Gas Production segment pays royalties and overriding royalties (collectively, royalties) to parties who own the mineral rights on wells operated by the Company. The royalties are computed based upon the amount of oil and gas produced and terms and conditions specified in the royalty agreements, which may provide the recipient with certain rights to review and challenge the royalties received. Pursuant to an audit, a claim was made against the Company and its joint working interest owners by Coates Energy Trust and Coates Energy Interests, Ltd. (Coates) for underpayment of royalties totaling approximately $2.4 million. In accordance with the royalty agreements (which were assigned to a subsidiary of Peoples Energy Production Company pursuant to an acquisition) the Company was required to pay the claim in December 2004 while disputing the audit findings. In December 2004, the claimant filed suit in the District Court of Starr County, Texas seeking a declaratory judgment that the $2.4 million is owed to the claimant and that the Company cannot contest the audit's findings. In June 2006 the Company reached a settlement with Coates regarding the dispute. Coates will pay back to the Company and its joint working interest owners $1.0 million over approximately twenty months by allowing the Company to deduct $50 thousand per month from its future monthly royalty payments. The Company recognized a pre-tax loss of $1.0 million in the third quarter of fiscal 2006 in connection with the settlement, net of amounts allocable to third parties.

B. Corrosion Control Inspection Proceeding

State and federal law requires gas utilities to conduct periodic corrosion control inspections on natural gas pipelines. On April 19, 2006 the Commission initiated a citation proceeding related to such inspections that were required to be performed by Peoples Gas during 2003 and 2004, but which were not completed in the requisite timeframe. If the Commission determines that Peoples Gas did not complete the inspections or did not take remedial action to correct deficiencies revealed by the inspections within the requisite timeframes, it could impose a civil penalty up to a maximum amount of $1 million for each series of related violations.

The Commission staff is also currently performing record and field test audits of corrosion control inspections completed in 2005 by Peoples Gas and North Shore Gas. The staff’s field test samples taken in March 2006 revealed a number of discrepancies compared to readings taken by Peoples Gas and North Shore Gas. The Company is investigating the inspection records to determine whether there are in fact discrepancies and, if so, the possible causes for the discrepancies.

On May 16, 2006, the Attorney General of the State of Illinois served a subpoena requesting documents relating to Peoples Gas' corrosion inspections. Settlement discussions with the parties to the Commission proceeding, including the Attorney General's office, began in May 2006 and are ongoing. Peoples Gas' counsel has met with representatives of the Attorney General’s office and are providing documents relating to the subpoena.

Notes to Consolidated Financial Statements (Unaudited)

On July 10, 2006, the U. S. Attorney for the Northern District of Illinois served a grand jury subpoena on Peoples Gas requesting documents relating to Peoples Gas' corrosion inspections. Peoples Gas' counsel has met with the U.S. Attorney's office and are providing documents relating to corrosion inspections. Discussions between the U.S. Attorney and counsel for Peoples Gas are ongoing.

Management cannot predict the outcome of this proceeding and has not recorded a liability associated with this contingency.

C. Builders Class Action

In June 2005, a purported class action was filed against the Company by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that Peoples Gas and North Shore Gas were fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of gas service pipes and extensions of distribution gas mains and failing to return related customer deposits. The parties are attempting to resolve this matter through mediation. The Company believes it has meritorious defenses and intends to vigorously defend against the class action lawsuit. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

10: COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other nonowner changes in equity. Comprehensive income recorded includes net income plus the effect of unrealized hedge gains or losses on derivative instruments and the effect of the minimum pension liability adjustment. Total comprehensive income is summarized below.

	Three Months Ended June 30,
	Peoples Energy		Peoples Gas		North Shore Gas
(In Thousands)	2006	2005	2006	2005	2006	2005
Comprehensive income (loss)
Net income (loss)	$(10,111)	$6,799	$(3,374)	$3,947	$(20)	$1,195
Other comprehensive income, net of tax
Unrealized hedge gain	14,974	10,018	25	11	6	6

Total comprehensive income (loss)	$4,863	$16,817	$(3,349)	$3,958	$(14)	$1,201

	Nine Months Ended June 30,
	Peoples Energy		Peoples Gas		North Shore Gas
(In Thousands)	2006	2005	2006	2005	2006	2005
Comprehensive income (loss)
Net income (loss)	$3,578	$80,447	$(20,006)	$56,855	$8,151	$12,413
Other comprehensive income (loss), net of tax
Minimum pension liability adjustment	-	(13,609)	-	(12,196)	-	(708)
Unrealized hedge gain (loss)	80,493	(10,428)	(906)	32	17	17

Total comprehensive income (loss)	$84,071	$56,410	$(20,912)	$44,691	$8,168	$11,722

11: RETIREMENT AND POSTRETIREMENT BENEFITS

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

Notes to Consolidated Financial Statements (Unaudited)

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

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment. The Company follows SFAS No. 88, “Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” (SFAS No. 88), to account for unrecognized gains and losses related to the settlement of its pension plans' Projected Benefit Obligations (PBO). During fiscal 2006, as in past fiscal periods, a portion of each plan's PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88 for the Retirement Plan, Service Annuity System and Supplemental Plan.

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

The Company determined that the benefits provided by its retiree health care benefit plan are at least actuarially equivalent to Medicare Part D under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The impact of the Act on the Company's postretirement benefit plan was considered a significant event and a remeasurement of plan assets and obligations was performed as of February 28, 2005. The impact of the Act was reflected in the benefit cost effective with the quarter ended June 30, 2005. Amortization of the actuarial gain, before consideration of capitalized costs, resulted in $1.6 million and $4.7 million reductions in net periodic benefit cost for the three- and nine-month periods ended June 30, 2006, respectively.

The Company previously disclosed in its financial statements for the year ended September 30, 2005, that it expected to contribute $30 million to its pension plans in fiscal 2006. As of June 30, 2006, $23 million of contributions have been made. The Company presently does not anticipate contributing additional amounts in fiscal 2006 to its qualified plan.

Notes to Consolidated Financial Statements (Unaudited)

Net pension benefit cost and net postretirement benefit cost (before consideration of capitalized costs) for all plans include the following components:

			Other Postretirement
	Pension Benefits		Benefits
(In Millions) Three Months Ended June 30	2006	2005	2006	2005
Service cost	$5.4	$4.0	$1.8	$2.1
Interest cost	6.3	6.8	1.6	2.0
Expected return on plan assets	(10.2)	(10.8)	(0.7)	(0.8)
Amortization of:
Net transition (asset)/obligation	(0.1)	(0.2)	0.3	0.4
Prior service cost	0.6	0.7	-	-
Net actuarial (gain)/loss	1.5	0.5	0.2	0.4
Net periodic benefit cost	3.5	1.0	3.2	4.1

Effect of lump sum settlements upon retirement-restructuring (See Note 5)	-	0.2	-	-
Effect of lump sum settlements upon retirement-other	2.4	1.5	-	-
Cumulative recognition of pension expense on deferred compensation	-	2.2	-	-
Net benefit cost	$5.9	$4.9	$3.2	$4.1

			Other Postretirement
	Pension Benefits		Benefits
(In Millions) Nine Months Ended June 30	2006	2005	2006	2005
Service cost	$15.8	$11.9	$5.3	$4.7
Interest cost	19.1	20.4	4.8	6.4
Expected return on plan assets	(30.6)	(32.3)	(2.2)	(2.5)
Amortization of:
Net transition (asset)/obligation	(0.1)	(0.6)	0.9	1.5
Prior service cost	2.0	2.1	-	-
Net actuarial (gain)/loss	4.5	1.5	0.8	1.3
Net periodic benefit cost	10.7	3.0	9.6	11.4

Effect of lump sum settlements upon retirement-restructuring (See Note 5)	-	10.4	-	-
Effect of lump sum settlements upon retirement-other	6.8	4.5	-	-
Curtailment recognition (See Note 5)	-	5.1	-	0.4
Cumulative recognition of pension expense on deferred compensation	-	2.2	-	-
Net benefit cost	$17.5	$25.2	$9.6	$11.8

Weighted-average assumptions used to determine net benefit cost:
Discount rate (1)	5.25%	6.13%	5.00%	6.02%
Expected return on plan assets	8.75%	8.75%	8.75%	8.75%
Rate of compensation increase	3.75%	3.75%

(1) For plans impacted by the September 2004 restructuring, a 6.00% discount rate was utilized for valuing the plan re-measurement at August 31, 2004.

In addition to the defined benefit pension plans, the Company has defined contribution plans that allow eligible employees to contribute a portion of their income in accordance with specified guidelines. The Company matches a percentage of the employee contribution up to certain limits. The cost of the Company's matching contribution to the plans for the three- and nine-month periods ended June 30, 2006 totaled $0.9 million and $2.7 million, respectively. For the three- and nine-month periods ended June 30, 2005 the cost of the Company's matching contribution to the plans totaled $0.8 million and $2.6 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company recorded a net loss for its third quarter ended June 30, 2006 of $10.1 million, or $(0.26) per diluted share, compared to net income of $6.8 million, or $0.18 per diluted share for the same period in 2005. Fiscal year-to-date net income was $3.6 million, or $0.09 per diluted share compared to $80.4 million, or $2.11 per diluted share a year-ago.

Fiscal 2006 year-to-date results included charges in the first and second quarters totaling $107.3 million pre-tax ($1.68 per share after-tax) for settlement of utility gas charge proceedings for fiscal years 2001 through 2004, as well as related civil litigation. Fiscal 2005 year-to-date included a pre-tax charge of $13.2 million charge ($0.21 per share after-tax) related to the Company’s 2004 organizational restructuring. Third quarter and fiscal 2006 year-to-date results also included $1.9 million in expenses ($0.03 per share after-tax) related to the Company’s recently announced proposed merger with WPS Resources. Absent these items and discontinued operations, fiscal year-to-date 2006 ongoing earnings from continuing operations (non-GAAP) were $1.75 per share, compared to $2.25 per share in the year-ago period. Fiscal 2006 third quarter and year-to-date Gas Distribution segment results were negatively impacted by lower deliveries due to warmer weather and conservation, as well as higher operating costs and the loss of Hub revenue due to the utility gas charge settlement.

Financial results for the third quarter and year-to-date periods are summarized in the below table in accordance with generally accepted accounting principles (GAAP) and on an ongoing (non-GAAP) basis before the impact of the fiscal 2006 settlement charge, merger expenses, and last year’s restructuring charge. Management believes that ongoing results are useful for year over year comparisons since changes of the magnitude associated with the merger, gas charge settlement and organizational restructuring are infrequent and affect the comparability of operating results. Ongoing results are used internally to measure performance and in reports for management and the Company’s Board of Directors.

	Three Months Ended June 30,
			Merger,Restructuring
	Ongoing		and Settlement		As Reported
	(non-GAAP)		Charges		(GAAP)
(In Thousands, except per share amounts)	2006	2005	2006	2005	2006	2005
Operating Income (Loss):
Gas Distribution	$2,298	$17,251	$-	$-	$2,298	$17,251
Oil and Gas Production	5,691	5,854	-	-	5,691	5,854
Energy Marketing	(7,823)	1,329	-	-	(7,823)	1,329
Energy Assets	(164)	(311)	-	-	(164)	(311)
Corporate and Other	(4,505)	(4,213)	(1,856)	(52)	(6,361)	(4,265)
Total Operating Income (Loss)	$(4,503)	$19,910	$(1,856)	$(52)	$(6,359)	$19,858

Income (loss) from continuing operations	$(12,596)	$4,865	$(1,118)	$(31)	$(13,714)	$4,834
Income from discontinued operations,
net of income taxes					3,603	1,965
Net Income (Loss)					$(10,111)	$6,799

Per Diluted Share:
Income (loss) from continuing operations	$(0.32)	$0.13	$(0.03)	$-	$(0.35)	$0.13
Income from discontinued operations					0.09	0.05
Net Income (Loss)					$(0.26)	$0.18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended June 30,
			Merger, Restructuring
	Ongoing		and Settlement		As Reported
	(non-GAAP)		Charges		(GAAP)
(In Thousands, except per share amounts)	2006	2005	2006	2005	2006	2005
Operating Income (Loss):
Gas Distribution	$111,595	$144,113	$(107,330)	$-	$4,265	$144,113
Oil and Gas Production	25,885	19,622	-	-	25,885	19,622
Energy Marketing	12,266	13,549	-	-	12,266	13,549
Energy Assets	2,975	1,226	-	-	2,975	1,226
Corporate and Other	(12,978)	(9,531)	(1,856)	(13,216)	(14,834)	(22,747)
Total Operating Income (Loss)	$139,743	$168,979	$(109,186)	$(13,216)	$30,557	$155,763

Income (loss) from continuing operations	$67,339	$85,691	$(65,790)	$(7,963)	$1,549	$77,728
Income from discontinued operations,
net of income taxes					2,029	2,719
Net Income					$3,578	$80,447

Per Diluted Share:
Income (loss) from continuing operations	$1.75	$2.25	$(1.71)	$(0.21)	$0.04	$2.04
Income from discontinued operations					0.05	0.07
Net Income					$0.09	$2.11

Notable items for the third quarter and year-to-date periods include the following:
•
On July 10, 2006, Peoples Energy and WPS Resources announced that they had signed a definitive merger agreement. The companies have requested expedited regulatory approval of the merger which would allow the transaction to be completed during the first calendar quarter of 2007. (See Note 1 of the Notes to Consolidated Financial Statements for further discussion of the merger.)

•
As a result of the merger announcement, several unusual charges impacted third quarter and year-to-date operating results. Gas Distribution segment operating expenses include a $2.0 million write-off of previously deferred rate case preparation expenses due to the decision to delay planned rate case filings. Merger-related expenses of $1.9 million were recorded in the Corporate and Other segment, and are excluded from ongoing (non-GAAP) results.

•
Gas Distribution deliveries were negatively impacted by weather that was 21% warmer than normal for the quarter and 10% warmer than normal year-to-date. In addition, utility deliveries continue to be impacted by customer conservation in both the quarter and year-to-date periods.

•
Pursuant to the gas charge settlement, Hub revenues in fiscal 2006 are being recorded as a credit to customers’ gas charges, negatively impacting year-over-year comparisons by $1.5 million for the quarter and $7.4 million year to date.

•
Oil and Gas Production volumes for the quarter were up 8.3% for the quarter and 1.8% year-to-date compared to a year ago. This improvement reflects strong performance on both existing and new wells and the impact of the Company’s second quarter acquisition. Net realized prices also increased in both periods, offset by higher operating costs and a $1.0 million settlement of a royalty dispute.

•
Energy Marketing operating income decreased in the quarter and year-to-date periods from a year ago due primarily to unrealized losses of $5.3 million for the quarter and $21.3 million year-to-date due to lower-of-cost-or-market inventory adjustments and mark-to-market accounting. Approximately $13 million of the year-to-date impact from these adjustments is expected to reverse over the fourth quarter and fiscal 2007. In addition, the timing of certain wholesale transactions negatively impacted the comparison with the year-ago quarter.

•
The sale of the Company’s interest in the Southeast Chicago Energy Project (SCEP) for $50 million was completed in the fiscal third quarter, resulting in a $4.1 million pretax gain. The Company is continuing to work on the sale of its remaining power generation assets, a 50% interest in Elwood Energy and a

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

development site in Oregon, and now expects those sales to be completed by calendar year end. In connection with the Company’s previously announced plans to exit the power business, financial results for power generation, including disposition gains and losses, are now being reported as discontinued operations.

Rate Case. The Company announced in September 2005 that Peoples Gas and North Shore Gas planned on filing delivery rate increases with the Illinois Commerce Commission (Commission). However, those plans have been postponed until early 2007 to allow Peoples Energy and WPS Resources to focus on gaining approvals for the merger. On August 2, 2006, WPS Resources and Peoples Energy jointly filed an application for approval of the merger with the Commission. The companies seek the expedited consideration of the application by the Commission, with requested approval by December 28, 2006 so that the merger could close on or shortly after January 1, 2007. The application indicates that Peoples Gas and North Shore Gas will further postpone filing rate cases until early 2007, with new rates to take effect in 2008.

Earnings Outlook. As a result of lower than expected third quarter results and higher interest expense, the Company is lowering its ongoing (non-GAAP) fiscal 2006 earnings from continuing operations estimate to $1.15 to $1.30 per share. The ongoing (non-GAAP) estimate excludes the impact of the gas charge settlement and any fiscal 2006 merger-related expenses, which are difficult to predict but could be substantial depending on the timing of the merger closing. The outlook also does not reflect the potential variability in earnings due to fair value accounting adjustments, which could be material but are not estimable.

Ongoing (Non-GAAP) Earnings Outlook*

	EPS Impact

Previous FY 2006 outlook from continuing operations (non-GAAP) (5/3/06)	$1.40	-	$1.65

Warmer than normal weather/conservation	(0.05)	-	(0.07)
Unusual charges (rate case expenses, oil & gas settlement)	(0.05)	-	(0.05)
Lower results from diversified businesses	(0.09)	-	(0.13)
Higher interest expense	(0.04)	-	(0.06)
Other, net	(0.02)	-	(0.04)

Current FY 2006 outlook from continuing operations (non-GAAP)	$1.15	-	$1.30

* Ongoing (non-GAAP) earnings outlook excludes discontinued operations, the impact of the utilities' gas charge settlement, merger-related expenses and the impact of fair value accounting adjustments. Future merger-related expenses and the impact of fair value accounting adjustments, both of which may be significant, cannot be reasonably estimated at the present time.

RESULTS OF OPERATIONS

Income Statement Variations
The Company's revenues and cost of energy sold decreased $55.5 million and $47.1 million, respectively, for the three-month period ended June 30, 2006 compared to the same year-ago period and increased $412.6 million and $399.4 million, respectively, for the nine-month period ended June 30, 2006. The decrease for the three-month period was due to the impact of lower Gas Distribution segment deliveries resulting from warmer weather and customer conservation, a decline in wholesale volume at the Energy Marketing segment, and weather insurance revenue of $1.1 million recognized in fiscal 2005, partially offset by the impact of higher commodity prices. The increase for the nine-month period was due to higher commodity prices, partially offset by the impact of lower Gas Distribution segment deliveries resulting from warmer weather and customer conservation. Revenue results for the three- and nine-month periods ended June 30, 2006 were also favorably impacted by 8.3% and 1.8%, respectively, year-over-year increases in average daily production volumes and higher net realized prices at the Oil and Gas Production segment. Revenue comparisons for the three- and nine-month periods were adversely impacted by the change in the regulatory treatment of Hub revenue in the Gas Distribution segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the nine-month period ended June 30, 2006, the Company recorded a $107.3 million pretax charge related to a settlement of the Company's gas charge proceedings for fiscal years 2001 through 2004 approved by the Commission, as discussed in Notes 3 and 8A of the Notes to Consolidated Financial Statements.

In the three- and nine-month periods ended June 30, 2006, the Company recorded $1.9 million of costs incurred in connection with the Merger.

In the three- and nine-month periods ended June 30, 2005, the Company recorded $0.1 million and $13.2 million in pension-related charges resulting from its organizational restructuring commenced in the fall of fiscal 2004 (as described in Note 5 of the Notes to the Consolidated Financial Statements).

Utility environmental costs increased $0.3 million and $2.5 million for the three- and nine-month periods ended June 30, 2006, respectively, and relate to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 7 of the Notes to Consolidated Financial Statement for further discussion). These costs are recovered through the utilities' rate mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

Operation and maintenance expense for the three- and-nine month periods ended June 30, 2006, excluding the above mentioned settlement of gas charge proceedings, merger costs, organizational restructuring, and environmental costs, increased $10.1 million and $21.8 million, respectively. Significant items to note in the three- and nine-month periods ended June 30, 2006, compared to the corresponding prior year period were:

•	Increased bad debt expense at the Gas Distribution segment of $6.8 million for the nine-month period ended June 30, 2006 due to high natural gas prices and their corresponding impact on revenues.
•	Increased pension expense at Corporate and the Gas Distribution segment totaling $1.0 million and $6.5 million due to lower discount rates.
•	Increased direct labor costs at Corporate and the Gas Distribution segment totaling $3.4 million for the nine-month period ended June 30, 2006.
•	Increased lease operating, exploration and general and administrative costs at the Oil and Gas Production segment totaling $2.2 million and $4.8 million.
•	Increased outside services expense of $1.4 million for the three-month period ended June 30, 2006.
•	Rate case costs of $2.0 million expensed for the three- and nine-month periods ended June 30, 2006.

Depreciation, depletion and amortization (DD&A) increased $6.1 million and $5.3 million for the three- and nine-month periods ended June 30, 2006. DD&A at the Oil and Gas Production segment increased $2.3 million and $5.1 million for the three- and nine-month periods, primarily due to the impacts of higher production and higher DD&A rates (due to the mix of production). Depreciation expense at the Gas Distribution segment increased $3.8 million for the three-month period mainly due to a $5.0 million adjustment in 2005 reflecting the cumulative impact of a reduction in utility depreciation rates approved by the Commission.

Taxes, other than income taxes, decreased $1.6 million for the three-month period ended June 30, 2006 and increased $17.7 million for the nine-month period ended June 30, 2006 primarily due to the impact of year-over-year changes in Gas Distribution segment revenues on related revenue taxes.

Equity investment income decreased $0.3 million for the three-month period ended June 30, 2006 and increased $5.6 million for the nine-month period ended June 30, 2006. The increase for the nine-month period ended June 30, 2006 was primarily due to the $7.6 million pretax gain associated with the sale of assets at the Company’s EnerVest Energy, L.P. (EnerVest) partnership in the first quarter of fiscal 2006.

Interest expense for the three- and nine-month periods ended June 30, 2006 increased $2.8 million and $5.8 million, respectively, due to higher interest rates and higher short-term borrowing balances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense for the three- and nine-month periods ended June 30, 2006 decreased $9.8 million and $53.4 million, respectively. The decrease in the nine-month period is primarily due to the charge for the amended settlement agreement related to the Company's gas charge proceedings and related tax benefit of $42.7 million. The effective tax rate on fiscal 2006 year-to-date ongoing income, excluding the impact of the gas charge settlement and merger costs, was about 33.5%, down from 36% last year. For the nine-month period ended June 30, 2006, the income tax benefit on the gas charge settlement was recorded using an approximate 40% tax rate applicable to that item. Income tax expense associated with income from ongoing, continuing operations (excluding the impact of the gas charge settlement and merger costs and related income tax expense) for the same period was recorded using the estimated effective rate of 33.5% for the fiscal year. Because the 40% tax rate applied to the gas charge settlement exceeds the 33.5% effective rate on ongoing, continuing operations, the income tax expense (benefit) for the nine-month period ended June 30, 2006, was $(9.8) million while the loss from continuing operations before income taxes was $8.2 million.

Results from discontinued operations, net of taxes, increased $1.6 million and decreased $0.7 million, respectively, for the three- and nine-month periods ended June 30, 2006. The three-month increase was due to the $2.5 million after-tax gain on the Company’s sale of its interest in the SCEP facility. Nine-month results also include a $1.8 million asset impairment provision ($1.1 million after-tax) related to the sale on January 31, 2006 of the Company’s 100% interest in the Valencia Energy power development site in New Mexico, partially offset by equity earnings for the period.

The Company announced in February 2006 its intention to exit the power generation business and is actively engaged in discussions regarding the sale of its 50% interest in the Elwood power generation facility and its 100% interest in a fully-permitted power development site in Oregon. On May 31, 2006, the Company completed the sale of its 27% interest in the SCEP facility to Exelon Generation Company, LLC and recognized a pretax gain of $4.1 million. On January 31, 2006, the Company sold its 100% interest in the Valencia Energy power development site in New Mexico. Through the Elwood partnership and the Oregon development site, as of June 30, 2006, the power generation business has proportional ownership of approximately 700 net Megawatts of power generation assets and has a book value of approximately $73.3 million. The Company expects to close on the sale of the remaining assets by calendar year end.

Segment Discussion

The Company's financial results and applicable operating statistics by segment are discussed in this section.

Gas Distribution Segment. Revenues for the Gas Distribution segment decreased $35.5 million for the three-month period ended June 30, 2006 and increased $252.3 million for the nine-month period ended June 30, 2006, primarily due to the impact of changes in commodity prices (decrease of approximately $13 million and an increase of $346 million, respectively) that are recovered on a dollar-for-dollar basis. These results also reflected decreases in deliveries due to warmer weather (approximately $9 million and $26 million, respectively), lower weather-normalized demand (approximately $20 million and $102 million, respectively) and by the impact of the change in the regulatory treatment of Hub revenues ($1.5 million and $7.4 million, respectively) due to the amended settlement agreement.

Operating income for the three- and nine-month periods ended June 30, 2006 decreased $15.0 million and $139.8 million, respectively, with the nine month results reflecting the impact of the amended settlement agreement. The $107.3 million in settlement charges recorded year-to-date in fiscal 2006 and the $13.3 million liability recognized in prior periods reflect the following settlement amounts: $100 million in refunds to customers; $5.0 million related to the payment to the City and the AG pursuant to the settlement agreement; $10.7 million to reflect a change in regulatory treatment for fiscal 2005 Hub revenues; and an estimated $5.0 million net increase in bad debt expense primarily related to the termination of collection activities on approximately $207 million of bad debt written off during fiscal years 2000-2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating income for the third quarter was $2.3 million, compared to $17.3 million last year. The decrease reflected lower deliveries (approximately $4 million), higher operating expenses ($7.6 million), the write-off of previously deferred rate case preparation expenses ($2.0 million), and a change in treatment of Hub revenue ($1.5 million). Weather was 21% or 159 degree days warmer than normal and 7% or 49 degree days warmer than last year. Deliveries declined 1.4 Bcf to 30.0 Bcf. Depreciation expense increased $3.8 million as last year’s third quarter results reflected a $5.0 million adjustment related to the cumulative year-to-date impact of a reduction in utility depreciation rates. Operating and maintenance expenses also increased in a variety of other areas compared to the year-ago quarter.

On a fiscal year-to-date basis, ongoing (non-GAAP) operating income was $111.6 million compared to $144.1 million last year. The decrease was due primarily to the impact of lower gas deliveries (approximately $13 million), including an estimated 4% decline in weather normalized demand due to the impact of customer conservation, the change in treatment of Hub revenue ($7.4 million), higher operating expenses and the write-off of rate case expenses ($2.0 million). Year-to-date weather was 10% or 631 degree days warmer than normal, and 3% or 169 degree days warmer than last year. Operating expenses increased $10.5 million, including an increase in bad debt expense ($6.8 million) due to high natural gas prices and their corresponding impact on revenues, and higher pension expense ($5.0 million).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes revenue, deliveries and other statistics for the Gas Distribution segment.

Gas Distribution Statistics

	Three Months Ended		Nine Months Ended		Increase/Decrease
	June 30,		June 30,		Three Months	Nine Months
Margin Data (In Thousands)	2006	2005	2006	2005	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$165,390	$193,114	$1,381,574	$1,175,606	$(27,724)	$205,968
Commercial	24,894	30,857	223,835	187,649	(5,963)	36,186
Industrial	3,017	4,396	39,496	33,085	(1,379)	6,411
Total sales	193,301	228,367	1,644,905	1,396,340	(35,066)	248,565
Transportation
Residential	6,405	5,757	30,136	28,394	648	1,742
Commercial	8,866	8,714	42,929	42,281	152	648
Industrial	3,851	3,966	15,355	16,392	(115)	(1,037)
Contract pooling	5,863	5,276	26,381	16,847	587	9,534
Total transportation	24,985	23,713	114,801	103,914	1,272	10,887
Total Hub revenues	-	1,506	-	7,410	(1,506)	(7,410)
Other Gas Distribution revenues (1)	5,540	5,757	14,466	14,179	(217)	287
Total Gas Distribution revenues	223,826	259,343	1,774,172	1,521,843	(35,517)	252,329
Less: Gas costs	110,883	138,829	1,211,528	956,609	(27,946)	254,919
Gross margin (2)	112,943	120,514	562,644	565,234	(7,571)	(2,590)
Less: Revenue taxes	20,806	23,384	149,939	135,054	(2,578)	14,885
Environmental costs recovered	4,920	4,599	30,249	27,727	321	2,522
Net margin (2)	$87,217	$92,531	$382,456	$402,453	$(5,314)	$(19,997)
Gas Distribution deliveries (MDth):
Gas sales
Residential	12,987	14,736	96,221	103,537	(1,749)	(7,316)
Commercial	2,303	2,699	16,469	17,623	(396)	(1,154)
Industrial	337	421	3,051	3,326	(84)	(275)
Total gas sales	15,627	17,856	115,741	124,486	(2,229)	(8,745)
Transportation
Residential	2,937	3,080	17,875	18,407	(143)	(532)
Commercial	6,971	5,727	36,833	35,931	1,244	902
Industrial	4,418	4,761	17,059	18,724	(343)	(1,665)
Total transportation	14,326	13,568	71,767	73,062	758	(1,295)
Total Distribution deliveries	29,953	31,424	187,508	197,548	(1,471)	(10,040)
Gross margin per Dth delivered	$3.77	$3.79	$3.00	$2.82	$(0.02)	$0.18

Net margin per Dth delivered	$2.91	$2.90	$2.04	$2.00	$0.01	$0.04

Average cost per Dth of gas sold	$7.10	$7.77	$10.47	$7.68	$(0.67)	$2.79

Actual heating degree days (HDD)	615	664	5,658	5,827	(49)	(169)
Normal heating degree days (3)	774	774	6,289	6,307

Actual heating degree days as a percent
of normal (actual/normal)	79	86	90	92

(1) Fiscal 2005 includes accruals for weather insurance recoveries.

(2) As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment's operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(3) The normal heating degree days for fiscal 2005 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1970-1999. The normal heating degree days for fiscal 2006 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1975-2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Oil and Gas Production Segment. Revenues for the three- and nine-month periods ended June 30, 2006 increased $6.2 million and $13.7 million, respectively, compared with the same periods last year. The increases in revenue in the three- and nine-month periods are due primarily to higher net realized commodity prices and an increase in equivalent average daily production (8% and 2%, respectively).

Operating income totaled $5.7 million for the quarter, compared to $5.9 million in the year ago period. The decrease in operating income in the three-month period is due primarily to higher operating costs ($6.4 million), including higher general and administrative costs, production taxes (associated with higher wellhead gas prices), and DD&A expenses (primarily the result of the increase in production and a higher DD&A rate due to the mix of production), and a $1.0 million settlement of a royalty dispute. In addition, last year’s third quarter results benefited from a property sale gain of $1.0 million. These unfavorable impacts were mostly offset by the increase in production and higher net realized commodity prices due to a lower amount of hedged production, 65% compared to 103% for the year-ago quarter.

Year-to-date operating income totaled $25.9 million, compared to $19.6 million a year ago. Year-to date results benefited from slightly higher production, higher net realized gas prices, and a $7.6 million pretax gain associated with the first quarter sale of assets at the Company’s EnerVest partnership, partially offset by higher operating expenses ($7.5 million). The improvement in production from a year ago reflects the results of the Company’s 2006 drilling program and the impact of the February 2006 Will-Drill Resources, Inc.(Will-Drill) acquisition, partially offset by the normal decline of existing production. The increase in operating costs was due primarily to higher DD&A expenses (primarily the result of the increase in production and a higher DD&A rate due to the mix of production), higher production taxes, and higher general and administrative costs. In addition, the royalty dispute settlement and last year’s property sale also negatively impacted year-over-year comparisons.

On February 23, 2006 the Company announced that it had acquired certain oil and gas properties in East Texas, North Louisiana and Mississippi from Will-Drill for approximately $139 million. The acquired properties, virtually all of which will be operated by the Company, consist of approximately 60,000 gross acres in 33 fields in the heart of the Cotton Valley / Travis Peak (Hosston) gas trend. The acquisition initially added approximately 7.5 MMcfed to existing production and an estimated 59 Bcfe of proven reserves. Approximately 47% of the acquired reserves are developed. The Company expects to spend approximately $15 million to $20 million of drilling capital on the acquired properties in fiscal 2006 and $30 million to $35 million in fiscal 2007.

The Will-Drill acquisition added 6.4 MMcfed to average quarterly production. During the third quarter of fiscal 2006, the Company drilled 14 wells, of which 12 were successful. The Will-Drill acquisition added 3.6 MMcfed to average year-to-date production. On a year-to-date basis, the Company drilled 41 wells with a success rate of 93%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes hedges in place for the remainder of fiscal 2006 and 2007 for the Oil and Gas Production segment as of July 26, 2006. Hedges in place are net of approximately 32 Mbl of open oil swaps that are excluded as a result of hedge dedesignation. These swaps were dedesignated as hedges in the third and fourth quarters of fiscal 2005 due to higher than anticipated hedge percentages relative to current production estimates.

	Remaining
	Fiscal 2006	Fiscal 2007
Gas hedges in place (MMbtus)	2,719,000	12,705,000
Gas hedges as a percent of estimated fiscal production (1)	65-70%	50-60%
Percent of gas hedges that are swaps	61%	63%
Average swap price ($/MMbtu)	$5.09	$5.37
Percent of gas hedges that are no cost collars	39%	37%
Weighted average floor price ($/MMbtu)	$4.34	$5.62
Weighted average ceiling price ($/MMbtu)	$5.56	$6.77
Oil hedges in place (MBbls)	50	182
Oil hedges as a percent of estimated fiscal production (1)	85-90%	45-55%
Average hedge price ($/Bbl)	$27.65	$37.50

(1) Based on expected production for fiscal 2006 and assumes fiscal 2007 production is flat with fiscal 2006 levels.

While average NYMEX gas prices were up substantially for the nine-month period ended June 30, 2006, increases in the net realized gas price were tempered by the percentage of gas hedged and by wider than normal basis differentials. The following table summarizes operating statistics from the Oil and Gas Production segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Total production - gas equivalent (MMcfe)(1)	6,280	5,792	18,616	18,296
Daily average gas production (MMcfd)	63.6	57.1	62.1	59.6
Daily average oil production (MBd)	0.9	1.1	1.0	1.2
Daily average production - gas equivalent (MMcfed)(1)	69.0	63.7	68.2	67.0
Gas production as a percentage of total production	92	90	91	89
Percent of production hedged during the period - gas	65	103	71	98
Percent of production hedged during the period - oil(2)	89	115	81	97
Gas net realized price ($/Mcf) (3)	$5.32	$4.47	$5.29	$4.50
Oil net realized price ($/Bbl) (3)	$22.40	$22.18	$26.06	$26.69
Depreciation, depletion and amortization rate ($/Mcfe)(4)	$2.09	$1.88	$2.11	$1.88
Average lease operating expense ($/Mcfe)	$0.70	$0.72	$0.71	$0.69
Average production taxes ($/Mcfe)	$0.55	$0.45	$0.61	$0.46

(1) Oil production is converted to gas equivalents based on a conversion of six Mcf of gas per barrel of oil.
(2) Due to higher than anticipated hedge percentages, a small amount of open hedges were dedesignated in fiscal 2005, reflecting current production estimates.
(3) Reflects the impact of all hedges, including mark-to-market derivatives as well as basis differentials, transportation, gathering and mmbtu/mcf conversion and are not NYMEX-equivalent prices.
(4) 2006 increase due to production mix and the addition of unproved capital and costs associated with the development of unproved reserves.

Energy Marketing Segment. Revenues for the three- and nine-month periods ended June 30, 2006 decreased $28.2 million and increased $141.8 million, respectively, primarily due to lower throughput for the quarter and higher year-to-date commodity prices. In addition, the timing of certain wholesale transactions negatively impacted the comparison with the year-ago quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating loss for the quarter totaled $7.8 million, compared to operating income of $1.3 million in the year-ago period. Year-over-year comparisons were negatively impacted by lower-of-cost-or-market (LOCOM) inventory adjustments and mark-to-market (MTM) accounting, the timing of certain wholesale transactions, and higher operating expenses. On a year-to-date basis, operating income was $12.3 million compared to $13.5 million in fiscal 2005. Wholesale marketing results increased in both the three- and nine-month periods, reflecting additional capacity and the positive impact of price volatility and spreads on storage and transportation optimization strategies during the first two fiscal quarters, offset by LOCOM adjustments and MTM accounting. Retail results declined from a year ago due primarily to LOCOM and MTM accounting adjustments, higher operating expenses, and lower realized electric margins.

LOCOM inventory adjustments and MTM accounting resulted in unrealized losses of $5.3 million for the quarter and $21.3 million year-to-date. Approximately $13 million of the year-to-date unrealized losses from the LOCOM adjustments and the MTM accounting primarily resulted from declines in the market prices of gas at the end of the period and is expected to reverse over the course of this and the next fiscal year. The earnings variability resulting from accounting timing can be significant from period to period, even when the underlying economic position is unchanged.

The following table summarizes operating statistics for the Energy Marketing segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Wholesale gas volumes sold (MDth)	9,328	14,451	33,251	40,253
Retail gas volumes sold (MDth)	8,254	8,532	41,279	43,973
Number of retail gas customers	31,852	23,721	31,852	23,721
Retail electric volumes sold (Mwh)	400,523	335,381	1,217,254	999,319
Number of retail electric customers	3,283	2,177	3,283	2,177

Energy Assets Segment. All financial results relating to power generation formerly included in this business segment are now reported as discontinued operations, including prior year results. Operating income for the Energy Assets segment only reflects the Company’s natural gas liquids (NGL) peaking facility and certain limited business development expenses related to ongoing asset investment opportunities.

Revenues for the three- and nine-month periods ended June 30, 2006 increased $1.9 million and $4.6 million, respectively, primarily due to higher commodity prices and increased volumes associated with activity at the Company’s propane-based peaking facility. Fiscal 2006 third quarter operating results were essentially unchanged from a year ago, and year-to-date operating income increased $1.8 million due to improved NGL earnings and lower business development expenses.

The electric capacity of Elwood Energy LLC (Elwood) has been sold through long-term contracts with Exelon Generation Company, LLC (Exelon), Engage Energy America LLC (Engage) and Aquila, Inc. (Aquila). Effective December 31, 2004, the contract with Engage terminated and the related electric capacity is being purchased by Exelon. On June 15, 2006, Aquila assigned its Elwood power sales agreement to Constellation Energy Commodities Group, Inc, a subsidiary of Constellation Energy Group, Inc. On June 16, 2006, S&P placed Elwood's bonds (B+ rating) on CreditWatch with positive implications. On June 19, 2006, Moody's placed Elwood's bonds under review for possible upgrade from their Ba2 rating.

Critical Accounting Policies

See Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2005 for a detailed discussion of the Company's critical accounting policies. These policies include Regulated Operations, Environmental Activities Relating to Former Manufactured Gas Operations, Retirement and Postretirement Benefits, Derivative Instruments and Hedging Activities, and Provision for Uncollectible Accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company:

	Nine Months Ended June 30,
(In Thousands)	2006	2005
Net cash provided by operating activities	$203,200	$277,964
Net cash used in investing activities	$(214,482)	$(132,781)
Net cash provided by (used in) financing activities	$109,568	$(87,972)

Cash provided by operating activities decreased for the nine-month period ended June 30, 2006 as compared to the nine-month period ended June 30, 2005, primarily due to the impact of the gas charge settlement refund, as described in Note 3 of the Notes to Consolidated Financial Statements, partially offset by favorable net changes in working capital. In the accompanying cash flow statements, balance sheet changes in current deferred tax assets, gas in storage and deposits with broker or trustee exclude certain noncash transactions (primarily the effects of mark-to-market accounting). Changes in gas in storage reflect lower-of-cost-or-market adjustments. Additionally, balance sheet changes in intercompany assets/liabilities of Peoples Gas and North Shore Gas exclude the noncash effects of derivative activity conducted on their behalf by Peoples Energy. Net cash used in investing activities increased as a result of an increase in capital spending, primarily in the Oil and Gas Production segment. On February 23, 2006, the Company announced that it had acquired certain oil and gas properties in East Texas, North Louisiana and Mississippi from Will-Drill for approximately $139 million. This activity was partially offset by an increase in the return of capital from the Company's equity method investments, primarily related to the sale of properties by the EnerVest partnership and the Trigen-Peoples partnership, as well as through the sale of the Company’s interest in the SCEP facility. Net cash provided by financing activities increased primarily due to additional commercial paper borrowing ($163.3 million) in fiscal 2006 related to the Oil and Gas Production segment acquisition compared to commercial paper retirement ($40.4 million) in fiscal 2005.

See the Consolidated Statements of Cash Flows and the discussion of major balance sheet variations for more detail.

Balance Sheet Variations

Total assets at June 30, 2006 increased $5.9 million compared to September 30, 2005 due to an increase in capital investments at the Oil and Gas Production segment, an increase in current regulatory assets related primarily to mark-to-market accounting for the utility gas costs hedging program, and increases in cash and cash equivalents and customer receivables, primarily due to seasonality and higher gas prices. On February 23, 2006, the Company announced that it had acquired certain oil and gas properties in East Texas, North Louisiana and Mississippi from Will-Drill for approximately $139 million. These increases were offset by a decrease in gas in storage due to seasonality and a decrease in derivative assets that are marked-to-market and largely relate to utility hedge activity. The decrease in derivative assets reflects price declines during the first nine months of fiscal 2006 relative to utility long positions. The decrease in current liabilities was driven primarily by a decrease in utility regulatory liabilities. The decrease in utility regulatory liabilities largely corresponds with the above decrease in derivative assets that are marked-to-market. Settlement of these assets is included as an adjustment to gas costs included in customer bills. This decrease was partially offset by increases in commercial paper (primarily due to the oil and gas properties acquisition), gas costs refundable through rate adjustments, and the temporary LIFO liquidation credit. The increase in the Company's capitalization was the result of the combined decrease in the accumulated other comprehensive loss and increase in common stock (primarily issued through the Direct Purchase and Investment Plan and the Long-Term Incentive Compensation Plans), partially offset by the reduction in retained earnings, due primarily to the $64.7 million after tax charge related to the gas charge settlement. The decrease in the accumulated other comprehensive loss reflects both price declines related to short

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

position derivatives accounted for as cash flow hedges at the Company's Oil and Gas Production and Energy Marketing segments and a net decrease in derivative positions at the Oil and Gas Production segment.

Total assets at June 30, 2006 increased $341.7 million compared to June 30, 2005 due to an increase in capital investments at the Oil and Gas Production segment, an increase in current regulatory assets related primarily to mark-to-market accounting for the utility gas costs hedging program, an increase in prepayments, and higher noncurrent regulatory assets reflecting increases in environmental liabilities. The increase in current liabilities was driven by increases in commercial paper (primarily due to the oil and gas properties acquisition), derivative liabilities that are marked-to-market and relate to the hedge activity of the Gas Distribution, Oil and Gas Production and Energy Marketing segments, and gas costs refundable through rate adjustments. Deferred credits and long-term liabilities increased due to higher deferred income taxes and environmental costs. The Company's capitalization did not change significantly, with the reduction in retained earnings, due primarily to the $64.7 million after tax charge related to the gas charge settlement, being partially offset by the combined decrease in the accumulated other comprehensive loss and increase in common stock (primarily issued through the Direct Purchase and Investment Plan and Long-Term Incentive Compensation Plans). The decrease in the accumulated other comprehensive loss reflects both price declines related to short position derivatives accounted for as cash flow hedges at the Company's Oil and Gas Production and Energy Marketing segments and a net decrease in derivative positions due to net settlements at the Oil and Gas Production segment.

Financial Sources

In addition to cash generated internally by operations, as of June 30, 2006, the Company and its subsidiaries had committed credit facilities of $650 million (Peoples Energy, $400 million; Peoples Gas, $250 million). These various facilities primarily support the Company's ability to borrow using commercial paper. As of June 30, 2006, $228.5 million of Peoples Energy's and all of Peoples Gas' facilities were available. On June 13, 2006, Peoples Energy entered into a syndicated revolving $400 million credit agreement with Bank of America as the administrative agent and various financial institutions. The credit agreement is effective through June 13, 2011, and funds may be used for general corporate purposes and commercial paper back-up. This credit agreement replaces the Company's syndicated revolving $225 million credit agreement dated March 8, 2004. Peoples Gas’ $250 million long-term credit facility expires in July 2010. The long-term credit facilities are expected to be renewed when they expire, although the exact amount of the renewals will be evaluated at that time and may change from the current levels. North Shore Gas intends to meet its future short term borrowing requirements through loans from Peoples Energy or Peoples Gas.

The Company's and Peoples Gas' credit facilities contain debt triggers that permit the lenders to terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company's debt-to-total capital ratio, excluding the impact of accumulated other comprehensive income (AOCI), exceeds 65%. At June 30, 2006, total debt was 56% of total debt plus equity (54% excluding AOCI), up from 51% a year ago due primarily to the settlement charge and the Will-Drill oil and gas acquisition. Anticipated proceeds from the sale of the Company’s remaining power generation assets by calendar year end will be used to reduce short-term borrowing. The current debt-to-total capital ratio for Peoples Gas is 46% (45% excluding AOCI). Management does not expect the gas reconciliation settlement to have a material adverse affect on the Company's liquidity or its ability to fund its strategic initiatives and capital expenditures.

The Company maintains lines of credit facilities to ensure sufficient liquidity for seasonal working capital requirements and other short-term financial needs. As forecasts of liquidity change throughout the year (due to high gas prices, for example), the Company may seek additional sources of liquidity in order to meet its objectives.

In addition to the committed credit facilities discussed above, the Company has uncommitted lines of credit and letters of credit backup of $25.0 million, of which $1.0 million was used for letters of credit backup and $24.0 million was unused as of June 30, 2006. Peoples Gas and North Shore Gas also have the authority to borrow up to $150 million and $50 million, respectively, from Peoples Energy. As of June 30, 2006, Peoples Gas and North Shore Gas had no loans outstanding from Peoples Energy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Peoples Gas and North Shore Gas also have the ability to loan between themselves as utilities up to $50.0 million. As of June 30, 2006, there were no loans outstanding between the utilities.

On April 20, 2006, Moody's Investor Service downgraded the long-term rating of debt issued by Peoples Energy (Baa2 senior unsecured), Peoples Gas (A1 senior secured) and North Shore Gas (A1 senior secured). The Company's Prime-2 and Peoples Gas' Prime-1 commercial paper ratings were not under review. On May 5, 2006, Fitch downgraded the long-term debt rating of debt issued by Peoples Energy (A- senior unsecured), Peoples Gas (A+ senior secured), and North Shore Gas (A+ senior secured). Fitch also downgraded Peoples Energy’s short-term debt rating from F1 to F2. The Standard and Poor’s long-term ratings of debt issued by the Company (BBB+ senior unsecured), Peoples Gas (A- senior secured) and North Shore Gas (A- senior secured) have not changed since the filing of the Company’s Annual Report on Form 10-K/A for the period ended September 30, 2005.

As a result of the downgrade of its long-term senior unsecured debt, Peoples Energy Corporation was required to increase the amount of cash collateral provided to counterparties with respect to various price swaps, options, collars and other derivative instruments used by the Company to hedge commodity price, volume, and basis risk. The increased cash deposit requirement (approximately $30 million) did not have a material adverse affect on the Company's liquidity or cash flow.

Changes in Equity Securities

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or "at-the-market" offerings. As of June 30, 2006, a total of 1,235,700 shares of common stock had been issued through the continuous equity offering. Proceeds, net of issuance costs, totaled $47.9 million. No shares have been issued subsequent to June 30, 2004. However, the Company did issue common stock primarily through its Direct Purchase and Investment Plan and Long-Term Incentive Compensation Plans. Activity in the Long-Term Incentive Compensation Plan is net of reacquired shares, which dollar amounts also reflect expense recognition for awards of performance shares.

	Three Months Ended		Nine Months Ended
	June 30, 2006		June 30, 2006
(Dollars in Thousands)	Shares	Dollars	Shares	Dollars
Shares outstanding - beginning of period	38,357,016	$408,893	38,157,218	$402,383
Shares issued:
Employee Stock Purchase Plan	7,598	254	15,590	514
Long-Term Incentive Compensation Plans, net	(814)	37	50,285	1,134
Directors Deferred Compensation Plan	-	568	3,056	730
Direct Purchase and Investment Plan	62,674	2,248	200,325	7,239
Total activity for the period	69,458	3,107	269,256	9,617

Shares outstanding - end of period	38,426,474	$412,000	38,426,474	$412,000

In the third quarter of fiscal 2006, Peoples Gas issued 216,000 shares of its common stock to the Company for $21.5 million. Additional contributions by the Company are planned in the remainder of fiscal 2006 to restore Peoples Gas’ capitalization to approximately the same levels that would have existed absent the settlement charges.

Financial Uses

Capital Spending. In the nine-month period ended June 30, 2006, the Company spent $277.9 million on capital projects. The Gas Distribution segment spent $63.3 million on property, plant and equipment of which $56.3 million was spent by Peoples Gas and $7.0 million was spent by North Shore Gas. The majority of the remaining

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$214.6 million was spent by the Oil and Gas Production segment, which spent $211.4 million on acquisitions, drilling projects, and the exploitation of existing assets. Management currently estimates that fiscal 2006 capital spending will total approximately $350 million, including $105 million in the Gas Distribution segment and the remainder primarily in the Oil and Gas Production segment.

The Company expects to finance capital expenditures through a combination of debt and equity as well as cash proceeds from asset sales, including the sale of its remaining power generation assets by calendar year end. The Company continues to maintain a long-term target for its ratio of debt to total debt plus equity of 50% to 55%. However, the actual ratio of debt to total debt plus equity could exceed the targeted range at times depending upon seasonal working capital requirements, the timing of capital expenditures, and the timing of asset sales. The ratio of debt to total debt plus equity is expected to exceed this range over the next several months as a result of these factors as well as the recently announced merger with WPS Resources, which has caused the Company to defer previously planned equity issuances.

Gas Charge Settlement. The after tax cash impact of the refund required by the Amended Settlement Agreement and Release described in Notes 3 and 8A of the Notes to Consolidated Financial Statements approximated $60-$70 million in fiscal 2006. The Company financed the settlement initially with seasonal cash on hand at its utility subsidiaries. The Company will make equity contributions into Peoples Gas and both of the utilities will suspend dividend payments to the parent to restore their capitalization to approximately the same levels that would have existed absent the settlement charge by fiscal year end.

Dividends. On January 31, 2006, the Company's Board of Directors voted to maintain the regular quarterly dividend on the Company's common stock at 54 1/2 cents per share. Pursuant to the Merger Agreement, the Company will not declare dividends at a higher rate without the prior consent of WPS Resources.

Commitments, Contractual Obligations and Uncertainties

Off-Balance Sheet Arrangements. Off-balance sheet debt at June 30, 2006 and 2005 consists of the Company's pro rata share of nonrecourse debt of various equity investments, including Elwood ($167.3 million and $176.2 million), Trigen-Peoples District Energy Company ($0 and $14.7 million), and EnerVest ($0 and $2.9 million). The Company believes this off-balance sheet financing will not have a material effect on the Company's future financial condition. The Company also has commercial obligations of $29.9 million in guarantees and $5.4 million in letters of credit at June 30, 2006. The Company enters into these arrangements to secure financing and facilitate commercial transactions by its investees and subsidiaries with third parties.

Contractual Obligations. Since the filing of the September 30, 2005 Annual Report on Form 10-K, as amended, there have been no significant changes to contractual obligations with the exception of the following items.

The Company is required under the Amended Settlement Agreement and Release, as described in Note 8A to the Notes to Consolidated Financial Statements, to pay to the Illinois Attorney General and the City of Chicago up to $5 million per year in each of the next five years towards funding conservation and weatherization programs. The Company also agreed to credit fiscal 2005 and fiscal 2006 revenues derived from the provision of gas Hub services as an offset to utility customers’ gas charges. The fiscal 2006 revenues are being credited in fiscal 2006. The fiscal 2005 revenues ($10.7 million) are expected to be credited to customers following an order in the fiscal 2005 gas charge reconciliation case.

On March 17, 2006, Peoples Gas entered into a precedent agreement for firm transportation with Kinder Morgan Illinois Pipeline LLC. Capacity payments total approximately $33 million over a 10 year period.

During the three- and nine-month periods ended June 30, 2006, the Energy Marketing segment has entered into net additional purchase obligations for the supply of gas and electricity totaling approximately $157.2 million and $247.4 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In March and April of 2006, the Oil and Gas Production segment entered into multiple drilling rig commitments totaling $58 million over 2 to 3 years.

Environmental Matters. Peoples Gas and North Shore Gas are conducting environmental investigations and remedial work at certain sites that were the locations of former manufactured gas operations. (See Note 7A of the Notes to Consolidated Financial Statements.) North Shore Gas received a demand from a responsible party under CERCLA for environmental costs associated with a site in Denver, Colorado. (See Note 7B of the Notes to Consolidated Financial Statements.)

Gas Charge Reconciliation Proceedings and Related Matters.  For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. On March 21, 2005, the Illinois Attorney General (AG) and Chicago filed lawsuits against the Company and several of its subsidiaries alleging violations against its customers under certain state and city consumer fraud laws, respectively. On March 28, 2006, the Commission issued an order approving a settlement that resolved Peoples Gas' and North Shore Gas' fiscal 2001 - 2004 gas charge cases and the AG and Chicago lawsuits. (See Notes 8A and 8B of the Notes to Consolidated Financial Statements.)

In February 2004, a purported class action was filed against the Company and Peoples Gas by a Peoples Gas customer alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to maters at issue in Peoples Gas' gas charge reconciliation proceedings. The Company has also received a subpoena from the U.S. Commodity Futures Trading Commission, however, the CFTC recently notified the Company that the investigation was closed. (See Notes 8C and 8D of the Notes to Consolidated Financial Statements.)

Indenture Restrictions
North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 2006, such restrictions amounted to $6.9 million of North Shore Gas' total retained earnings of $77.8 million.

Peoples Energy Resources owns a 50% equity interest in Elwood. Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At July 5, 2006, a minimum debt service coverage ratio of 1.2 to 1.0 was required to make a cash distribution and Elwood's actual debt service coverage ratio was approximately 1.4 to 1.0.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PEOPLES GAS AND NORTH SHORE GAS DISCUSSIONS

The financial results of Peoples Gas (including its Hub activity) and North Shore Gas are reported primarily within the Gas Distribution segment. A portion of Peoples Gas’ and North Shore Gas’ results are included in the Corporate and Other segment. Operating income (loss) (GAAP) and ongoing operating income (non-GAAP) by business segment for Peoples Gas and North Shore Gas is presented below.

	Peoples Gas			North Shore Gas
	Gas	Corporate		Gas	Corporate
(In Thousands)	Distribution	and Other	Total	Distribution	and Other	Total
For the Three Months Ended
June 30, 2006	$1,527	$(2,898)	$(1,371)	$851	$(387)	$464
June 30, 2005 (GAAP)	13,543	(2,506)	11,037	2,964	(363)	2,601
June 30, 2005 (non-GAAP) (1)	13,543	(2,678)	10,865	2,964	(357)	2,607

For the Nine Months Ended
June 30, 2006 (GAAP)	$(11,686)	$(8,931)	$(20,617)	$16,146	$(1,197)	$14,949
June 30, 2006 (non-GAAP) (2)	91,344	(8,931)	82,413	20,446	(1,197)	19,249
June 30, 2005 (GAAP)	120,996	(14,801)	106,195	23,736	(1,435)	22,301
June 30, 2005 (non-GAAP) (2)	120,996	(6,506)	114,490	23,736	(867)	22,869

(1) Fiscal 2005 ongoing operating income (non-GAAP) is defined as GAAP operating income adjusted to exclude the effects of pension expense related restructuring costs of $(0.2) million and $6 thousand at Peoples Gas and North Shore Gas, respectively. See Item 2- MD&A- Executive Summary for a discussion of management's use of non-GAAP financial measures and a reconciliation of GAAP and non-GAAP earnings.

(2) Fiscal 2006 year to date ongoing operating income (non-GAAP) is defined as GAAP operating (loss) adjusted to exclude the effects of a charge of $103.0 million and $4.3 million at Peoples Gas and North Shore Gas, respectively, associated with the settlement of gas charge proceedings. Fiscal 2005 year to date ongoing operating income (non-GAAP) is defined as GAAP operating income adjusted to exclude the effects of pension expense related restructuring costs of $8.3 million and $0.6 million at Peoples Gas and North Shore Gas, respectively. See Item 2- MD&A- Executive Summary for a discussion of management's use of non-GAAP financial measures and a reconciliation of GAAP and non-GAAP earnings.

The following discussions supplement Peoples Gas' and North Shore Gas' information included in Liquidity and Capital Resources and in the Company's Gas Distribution segment discussion within this MD&A.

Peoples Gas Discussion

Income Statement Variations

GAAP net loss for Peoples Gas for the three- and nine-month periods ended June 30, 2006 was $3.4 million and $20.0 million, respectively. Excluding the charge related to the settlement of gas charge proceedings ($62.1 million, after tax), ongoing net income (loss) (non-GAAP) was $(3.4) million and $42.1 million for the three- and nine-month periods ended June 30, 2006, respectively. Excluding pension-related charges ($(0.1) million and $5.0 million after tax, for the three- and nine-month periods ended June 30, 2005, respectively) resulting from the fiscal year 2004 organizational restructuring, ongoing net income (non-GAAP) for the three- and nine-month periods ended June 30, 2005 was $3.8 million and $61.9 million, respectively.

Revenues for the three- and nine-month periods ended June 30, 2006 decreased $28.7 million and increased $212.7 million, respectively, compared with the same year ago periods. These results were due to the impact on revenues of changes in gas prices (a decrease of approximately $11 million and an increase of $290 million, respectively) that are recovered on a dollar-for-dollar basis. These results also reflected the impact on revenues of decreased deliveries due to weather (approximately $7 million and $21 million) that was 7% and 3% warmer compared with the same year-ago periods, lower weather-normalized demand (approximately $16 million and $90 million) and the impact of the change in the regulatory treatment of Hub revenues ($1.5 million and $7.4 million) due to the gas charge settlement agreement. The $12.4 million and $126.8 million decreases in operating income

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

for the three- and nine-month periods ended June 30, 2006, respectively, were primarily due to lower deliveries resulting from warmer weather (approximately $1 million and $3 million), lower normalized deliveries (approximately $2 million and $8 million) and $1.3 million of previously deferred rate case preparation costs expensed in the third quarter of 2006. Results for the three-month period ended June 30, 2006 were also impacted by a $3.2 million increase in depreciation expense due to the third quarter results of fiscal 2005 reflecting an adjustment related to the cumulative year-to-date impact of a reduction in utility depreciation rates. Results for the nine-month period ended June 30, 2006 also reflect a $14.5 million increase in taxes other than income taxes, primarily due to increases in revenue taxes. Results for the nine months were also adversely impacted by the $103.0 million charge related to the amended settlement of the gas charge proceedings. Partially offsetting the impact of this settlement on the results for the nine-month period ended June 30, 2006 was the fiscal 2005 restructuring-related pension charge of $8.3 million.

Balance Sheet Variations

Total assets at June 30, 2006 decreased $41.8 million compared to September 30, 2005 due to a seasonal decrease in gas in storage and a decrease in intercompany receivables made up largely of a decrease in derivative assets contracted by Peoples Energy on behalf of Peoples Gas that are marked-to-market. The decrease in derivative assets reflects price declines during the first half of fiscal 2006 relative to utility long positions. This decrease was partially offset by an increase in current regulatory assets related primarily to mark-to-market accounting for the utility gas costs hedging program, an increase in cash and cash equivalents and an increase in customer receivables, primarily due to seasonality and higher gas prices. The decrease in current liabilities was driven by a decrease in regulatory liabilities. The decrease in regulatory liabilities largely corresponds with above decrease in derivative assets that are marked-to-market. Settlement of these assets is included as an adjustment to gas costs included in customer bills. This decrease was partially offset by increases in gas costs refundable through rate adjustments, the temporary LIFO liquidation credit, and an increase in intercompany payables (made up largely of losses on derivatives contracted by Peoples Energy on behalf of Peoples Gas that are marked-to-market). Deferred credits and long-term liabilities decreased primarily due to a decrease in deferred income taxes. Peoples Gas’ capitalization decreased with the reduction in retained earnings due primarily to the $62.1 million after tax charge related to the gas charge settlement. This decrease was partially offset by a $21.5 million equity contribution by the Company in Peoples Gas.

Total assets at June 30, 2006 increased $98.1 million compared to June 30, 2005 due to an increase in current regulatory assets related primarily to mark-to-market accounting for the utility gas costs hedging program and higher noncurrent regulatory assets reflecting increases in environmental liabilities. The increase in current liabilities was driven by higher intercompany payables (made up largely of losses on derivatives contracted by Peoples Energy on behalf of Peoples Gas that are marked-to-market) and an increase in gas costs refundable through rate adjustments. Deferred credits and long-term liabilities increased primarily due to higher environmental costs. Peoples Gas’ capitalization decreased with the reduction in retained earnings due primarily to the $62.1 million after tax charge related to the gas charge settlement. This decrease was partially offset by a $21.5 million equity contribution by the Company in Peoples Gas.

North Shore Gas Discussion

Income Statement Variations

GAAP net income (loss) for North Shore Gas for the three- and nine-months ended June 30, 2006 was $(20) thousand and $8.2 million, respectively. Excluding the net charge related to the settlement of gas charge proceedings ($2.6 million, after tax), ongoing net income (loss) (non-GAAP) was $(20) thousand and $10.8 million for the three- and nine-month periods ended June 30, 2006, respectively. Excluding pension-related charges ($0.3 million, after tax for the nine-month period ended June 30, 2005) resulting from the fiscal year 2004 organizational restructuring, ongoing net income (non-GAAP) for the three- and nine-month periods ended June 30, 2005 was $1.2 million and $12.8 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues decreased $5.7 million for the three-month period ended June 30, 2006 and increased $41.7 million for the nine-month period ended June 30, 2006 compared with the same year ago periods. The decrease for the three-month period ended June 30, 2006 was due to the impact on revenues of decreased deliveries due to weather (approximately $1 million) that was 7% warmer compared with the same year-ago period, lower weather-normalized demand (approximately $3 million), and the impact on revenues of lower gas prices (approximately $2 million). The increase for the nine-month period ended June 30, 2006 was due to the impact on revenues of higher gas prices (approximately $56 million), partially offset by the impact of decreased deliveries due to weather (approximately $5 million) that was 3% warmer compared with the same year ago period and lower weather-normalized demand (approximately $13 million). Operating income decreased $2.1 million and $7.4 million for the three- and nine-month periods ended June 30, 2006, respectively. Results for both periods were unfavorably impacted by lower deliveries resulting from warmer weather (approximately $0.2 million and $0.6 million), lower normalized deliveries (approximately $0.2 million and $0.7 million), and higher operation and maintenance expenses ($1.1 million and $2.8 million) which include $0.7 million of previously deferred rate case preparation costs expensed in the third quarter of 2006. Operating income for the three months was also unfavorably impacted by an increase in depreciation expense of $0.6 million due to the third quarter results of fiscal 2005 reflecting an adjustment related to the cumulative year-to-date impact of a reduction in utility depreciation rates. Operating income for the nine months was also adversely impacted by the net charge ($4.3 million) related to the amended settlement of the gas charge proceedings, partially offset by the impact of the fiscal 2005 nine-month period restructuring-related pension charge of $0.6 million. The year-to-date effective income tax rates at June 30 and March 31, 2006 were 36.2% and 35.8%, respectively. Income tax expense for the three-month period ended June 30, 2006 includes an adjustment in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to reflect the best estimate of the effective tax rate expected to be applicable for the fiscal year ended September 30, 2006.

Balance Sheet Variations

Total assets at June 30, 2006 decreased $2.9 million compared to September 30, 2005 due to a seasonal decrease in gas in storage and a decrease in intercompany receivables made up largely of a decrease in derivative assets contracted by Peoples Energy on behalf of North Shore Gas that are marked-to-market. The decrease in derivative assets reflects price declines during the first nine months of fiscal 2006 relative to utility long positions. This decrease was partially offset by an increase in current regulatory assets related primarily to mark-to-market accounting for the utility gas costs hedging program, an increase in cash and cash equivalents and an increase in customer receivables, primarily due to seasonality and higher gas prices. The decrease in current liabilities was driven by a decrease in regulatory liabilities. The decrease in regulatory liabilities largely corresponds with above decrease in derivative assets that are marked-to-market. Settlement of these assets is included as an adjustment to gas costs included in customer bills. This decrease was partially offset by seasonal increases in the temporary LIFO liquidation credit, an increase in intercompany payables (made up largely of losses on derivatives contracted by Peoples Energy on behalf of North Shore Gas that are marked-to-market) and an increase in gas costs refundable through rate adjustments. The Company's capitalization decreased with the reduction in retained earnings due primarily to the $2.6 million after tax charge related to the gas charge settlement.

Total assets at June 30, 2006 increased $18.7 million compared to June 30, 2005 due to an increase in cash and cash equivalents, an increase in current regulatory assets related primarily to mark-to-market accounting for the utility gas costs hedging program and higher noncurrent regulatory assets reflecting increases in environmental liabilities. The increase in current liabilities was driven by higher intercompany payables (made up largely of losses on derivatives contracted by Peoples Energy on behalf of North Shore Gas that are marked-to-market) and higher gas costs refundable through rate adjustments. Deferred credits and long-term liabilities increased due to higher environmental costs. The Company's capitalization decreased with the reduction in retained earnings due primarily to the $2.6 million after tax charge related to the gas charge settlement and a decline in ongoing net income (non-GAAP).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Peoples Gas Light and Coke Company
Gas Distribution Statistics

	Three Months Ended		Nine Months Ended		Increase/Decrease
	June 30,		June 30,		Three Months	Nine Months
Margin Data (In Thousands)	2006	2005	2006	2005	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$139,823	$163,000	$1,163,445	$990,717	$(23,177)	$172,728
Commercial	20,843	26,001	187,656	157,252	(5,158)	30,404
Industrial	2,471	3,505	31,125	25,770	(1,034)	5,355
Total sales	163,137	192,506	1,382,226	1,173,739	(29,369)	208,487
Transportation
Residential	6,040	5,439	28,525	26,981	601	1,544
Commercial	7,582	7,444	37,156	36,841	138	315
Industrial	3,217	3,329	13,128	14,176	(112)	(1,048)
Contract pooling	5,550	4,847	24,038	15,382	703	8,656
Total transportation	22,389	21,059	102,847	93,380	1,330	9,467
Total Hub revenues	-	1,506	-	7,410	(1,506)	(7,410)
Other Gas Distribution revenues	5,061	4,204	13,202	11,083	857	2,119
Total Gas Distribution revenues	190,587	219,275	1,498,275	1,285,612	(28,688)	212,663
Less: Gas costs	91,416	114,628	1,003,470	790,783	(23,212)	212,687
Gross margin (1)	99,171	104,647	494,805	494,829	(5,476)	(24)
Less: Revenue taxes	18,928	21,181	136,873	122,344	(2,253)	14,529
Environmental costs recovered	4,719	4,161	28,345	26,105	558	2,240
Net margin (1)	$75,524	$79,305	$329,587	$346,380	$(3,781)	$(16,793)
Gas Distribution deliveries (MDth):
Gas sales
Residential	10,722	12,114	79,497	85,713	(1,392)	(6,216)
Commercial	1,912	2,248	13,585	14,569	(336)	(984)
Industrial	277	332	2,359	2,546	(55)	(187)
Total gas sales	12,911	14,694	95,441	102,828	(1,783)	(7,387)
Transportation
Residential	2,808	2,959	17,085	17,677	(151)	(592)
Commercial	5,759	4,704	30,942	30,520	1,055	422
Industrial	3,238	3,558	13,081	14,510	(320)	(1,429)
Total transportation	11,805	11,221	61,108	62,707	584	(1,599)
Total Distribution deliveries	24,716	25,915	156,549	165,535	(1,199)	(8,986)
Gross margin per Dth delivered	$4.01	$3.98	$3.16	$2.94	$0.03	$0.22

Net margin per Dth delivered	$3.06	$3.00	$2.11	$2.05	$0.06	$0.06

Average cost per Dth of gas sold	$7.08	$7.80	$10.51	$7.69	$(0.72)	$2.82

Actual heating degree days (HDD)	615	664	5,658	5,827	(49)	(169)
Normal heating degree days (2)	774	774	6,289	6,307

Actual heating degree days as a percent
of normal (actual/normal)	79	86	90	92

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

(2) The normal heating degree days for fiscal 2005 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1970-1999. The normal heating degree days for fiscal 2006 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1975-2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

North Shore Gas Company
Gas Distribution Statistics

	Three Months Ended		Nine Months Ended		Increase/Decrease
	June 30,		June 30,		Three Months	Nine Months
Margin Data (In Thousands)	2006	2005	2006	2005	Ended	Ended
Gas Distribution revenues:
Sales
Residential	$25,567	$30,114	$218,129	$184,889	$(4,547)	$33,240
Commercial	4,051	4,856	36,179	30,397	(805)	5,782
Industrial	546	891	8,371	7,315	(345)	1,056
Total sales	30,164	35,861	262,679	222,601	(5,697)	40,078
Transportation
Residential	365	318	1,611	1,413	47	198
Commercial	1,284	1,270	5,773	5,440	14	333
Industrial	634	637	2,227	2,216	(3)	11
Contract pooling	314	429	2,343	1,465	(115)	878
Total transportation	2,597	2,654	11,954	10,534	(57)	1,420
Other Gas Distribution revenues	478	442	1,264	1,066	36	198
Total Gas Distribution revenues	33,239	38,957	275,897	234,201	(5,718)	41,696
Less: Gas costs	19,466	24,201	208,058	165,826	(4,735)	42,232
Gross margin (1)	13,773	14,756	67,839	68,375	(983)	(536)
Less: Revenue taxes	1,878	2,203	13,066	12,710	(325)	356
Environmental costs recovered	201	438	1,904	1,622	(237)	282
Net margin (1)	$11,694	$12,115	$52,869	$54,043	$(421)	$(1,174)
Gas Distribution deliveries (MDth):
Gas sales
Residential	2,265	2,622	16,725	17,824	(357)	(1,099)
Commercial	391	451	2,883	3,054	(60)	(171)
Industrial	60	89	692	780	(29)	(88)
Total gas sales	2,716	3,162	20,300	21,658	(446)	(1,358)
Transportation
Residential	129	121	790	730	8	60
Commercial	1,212	1,023	5,891	5,411	189	480
Industrial	1,180	1,203	3,978	4,214	(23)	(236)
Total transportation	2,521	2,347	10,659	10,355	174	304
Total Gas Distribution deliveries	5,237	5,509	30,959	32,013	(272)	(1,054)

Gross margin per Dth delivered	$2.63	$2.68	$2.19	$2.14	$(0.05)	$0.05

Net margin per Dth delivered	$2.23	$2.20	$1.71	$1.69	$0.03	$0.02

Average cost per Dth of gas sold	$7.17	$7.65	$10.25	$7.66	$(0.48)	$2.59

Actual heating degree days (HDD)	615	664	5,658	5,827	(49)	(169)
Normal heating degree days (2)	774	774	6,289	6,307

Actual heating degree days as a percent
of normal (actual/normal)	79	86	90	92

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

(2) The normal heating degree days for fiscal 2005 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1970-1999. The normal heating degree days for fiscal 2006 were based on the 30-year average of monthly total heating degree days at Chicago's O'Hare International Airport for the years 1975-2004.

FORWARD-LOOKING INFORMATION

This document contains statements that may be considered forward-looking, such as: management's expectations and outlook for earnings, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds and financing activities, market risk, the insignificant effect on income arising from changes in Gas Distribution revenue from customers' gas purchases from third parties, the adequacy of the Gas Distribution segment's reserves for uncollectible accounts, capital expenditures of the Company's subsidiaries, and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Generally, the words "may," "could," "project," "believe," "anticipate," "estimate," "plan," "forecast," "will be" and similar words identify forward-looking statements. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

•	The outcome of the pending merger between the Company and WPS Resources Corporation;
•	the outcome of rate increase proceedings if filed with the Commission by the utility subsidiaries;
•	adverse decisions in proceedings before the Commission, including, but not limited to, proceedings concerning the prudence review of the utility subsidiaries' gas purchases;
•
adverse changes in the Commission's approved rate mechanisms for recovery of environmental remediation costs at former manufactured gas sites of the Company's subsidiaries, or adverse decisions by the Commission with respect to the prudence of costs actually incurred;

•	the future health of the United States and Illinois economies;
•
the timing and extent of changes in interest rates and energy commodity prices, including but not limited to the effect of gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts, interest expense and earnings from the Oil and Gas Production segment;

•	the effectiveness of the Company's derivative instruments and hedging activities and their impact on our future results of operations;
•	adverse resolution of material litigation;
•	effectiveness of the Company's risk management policies and the creditworthiness of customers and counterparties;
•	changes in the credit ratings of the Company, Peoples Gas and North Shore Gas;
•	regulatory developments in the United States, Illinois and other states where the Company does business;
•	changes in the nature of the Company's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors;
•	the Company's success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time;
•	operational factors affecting the Company's Gas Distribution, Energy Assets and Oil and Gas Production segments;
•	the Company's ability to complete its divestment of its power generation assets on advantageous terms;
•	drilling and production risks and the inherent uncertainty of oil and gas reserve estimates;
•	weather-related energy demand;
•	terrorist activities; and
•
the application of, or changes in, accounting rules or interpretations, including, but not limited to the impact of mark-to market accounting treatment for some of the Company's derivative contracts used by the Company to manage commodity price basis, and other risks.

Also, projections to future periods of the effectiveness of internal control over financial reporting are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Some of these uncertainties that may affect future results are discussed in more detail in Item 1—Business, Item 1A—Risk Factors and Item 7—MD&A in the combined Annual Report on Form 10-K, as amended, most recently filed with the SEC by the Company, Peoples Gas, and North Shore Gas. All forward-looking statements included in this document are based upon information presently available, and the Company, Peoples Gas and North Shore Gas assume no obligation to update any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are reported under Note 3 of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company, Peoples Gas and North Shore Gas carried out an evaluation, under the supervision and with the participation of management, including Thomas M. Patrick, our principal executive officer, and Thomas A. Nardi, our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed and filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes In Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 7 of the Notes to Consolidated Financial Statements - Environmental Matters for a discussion pertaining to environmental matters, Note 8 of the Notes to Consolidated Financial Statements - Gas Charge Reconciliation Proceedings and Related Matters pertaining to proceedings at the Commission regarding the prudency of gas purchases by Peoples Gas and North Shore Gas, and Note 9 of the Notes to Consolidated Financial Statements - Other Litigation for a discussion of other events and proceedings, which notes are incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this report, investors should consider carefully the factors discussed in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005 that could cause the Company’s operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and management cannot predict those risks or estimate the extent to which they may affect the Company’s financial performance.

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005.

Adverse changes in our credit ratings may negatively affect us.

The Company's long-term senior unsecured debt is rated Baa2 by Moody’s Investors Services, BBB+ by Standard and Poor’s Rating Group and A- by Fitch Ratings Ltd. Peoples Gas' and North Shore Gas' long-term senior secured debt is rated A1 by Moody's Investor Services, A- by Standard and Poor's and A+ by Fitch. Downgrades in the credit ratings of the Company or the utility subsidiaries could impair our ability to access capital markets at attractive rates and increase our borrowing costs. In addition, reductions in credit ratings could require the affected company to post additional collateral related to various trading contracts which could reduce its liquidity.

Risks Relating to the Merger

The merger may not be completed, which could adversely affect Peoples Energy’s business operations and stock prices.

To complete the merger, WPS Resources shareholders must approve the issuance of shares of WPS Resources common stock as contemplated by the merger agreement, and Peoples Energy shareholders must approve the merger agreement. In addition, each of WPS Resources and Peoples Energy must also obtain certain other approvals and consents from various federal and state governmental and regulatory authorities.

WPS Resources and Peoples Energy have not yet obtained all regulatory clearances, consents and approvals required to complete the merger. Governmental or regulatory agencies could still seek to block or challenge the merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the merger. If these approvals are not received, or they are not received on terms that satisfy the conditions set forth in the merger agreement, then neither WPS Resources nor Peoples Energy will be obligated to complete the merger.

In addition, the merger agreement contains customary other closing conditions, which may not be satisfied or waived. If WPS Resources and Peoples Energy are unable to complete the merger, Peoples Energy would be subject to a number of risks, including the following:

•	Peoples Energy would not realize the benefits of the proposed merger, including any synergies from combining the two companies;
•	the trading price of Peoples Energy common stock may decline to the extent that the current market prices reflect a market assumption that the merger will be completed; and

Part II - Other Information

•
Peoples Energy would continue to be exposed to the general competitive pressures and risks discussed in its Annual Report on Form 10-K/A for the year ended September 30, 2005, which pressures and risks may be increased if the merger is not completed.

The occurrence of any of these events individually or in combination could have a material adverse effect on the results of operations or the trading price of Peoples Energy common stock.

Peoples Energy will be subject to business uncertainties and contractual restrictions while the merger is pending that could adversely affect its business.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Peoples Energy, regardless of whether the merger is eventually completed, and, consequently, on the combined company. Although Peoples Energy has taken steps designed to reduce any adverse effects, these uncertainties may impair Peoples Energy’s ability to attract, retain and motivate key personnel until the merger is completed, or the merger agreement is terminated, and for a period of time thereafter, and could cause customers, suppliers and others that deal with Peoples Energy to seek to change existing business relationships with WPS Resources or Peoples Energy.

Employee retention and recruitment may be particularly challenging during the pendency of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. The departure of existing key employees or the failure of potential key employees to accept employment with the Company, despite Peoples Energy’s retention and recruiting efforts, could have a material adverse impact on Peoples Energy’s business, financial condition and operating results, regardless of whether the merger is eventually completed.

The pursuit of the merger and the preparation for the integration of WPS Resources and Peoples Energy may place a significant burden on management and internal resources. The diversion of management attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could have a material adverse impact on Peoples Energy’s business, financial condition and operating results, regardless of whether the merger is eventually completed.

In addition, the merger agreement restricts each of WPS Resources and Peoples Energy, without the other party’s consent, from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent WPS Resources and Peoples Energy from pursuing otherwise attractive business opportunities and making other changes to their businesses prior to completion of the merger or termination of the merger agreement.

The value of shares of WPS Resources common stock to be received by Peoples Energy shareholders in the merger will fluctuate.

In the merger, each share of Peoples Energy common stock outstanding immediately prior to completion of the merger will be converted into the right to receive 0.825 shares of WPS Resources common stock (with cash paid in lieu of fractional shares). The exchange ratio is fixed and will not be adjusted to reflect stock price changes prior to the completion of the merger.

The market prices of WPS Resources common stock and Peoples Energy common stock immediately prior to the effective time of the completion of the merger may vary significantly from their market prices at the date of the joint proxy statement/prospectus and at the date of the special meetings of the shareholders of WPS Resources and the shareholders of Peoples Energy. These variations may be the result of various factors, including:

•	changes in the business, operations or prospects of WPS Resources and/or Peoples Energy;
•	speculation regarding the likelihood that the merger will be completed and the timing of the completion;
•	general market and economic conditions; and

Part II - Other Information

•	litigation and/or regulatory developments.

The merger may not be completed until a significant period of time has passed after the WPS Resources and Peoples Energy special meetings. At the time of their respective special meetings, WPS Resources shareholders and Peoples Energy shareholders will not know the exact value of the WPS Resources common stock that will be received as a result of the merger.

The merger is subject to receipt of consent or approval from governmental entities that could delay or prevent the completion of the merger or impose conditions that could have a material adverse effect on the combined company or that could cause abandonment of the merger.

To complete the merger, WPS Resources and Peoples Energy need to obtain approvals or consents from, or make filings with, a number of United States federal and state public utility, antitrust and other regulatory authorities.

While WPS Resources and Peoples Energy each believe that they will receive the required statutory approvals and other clearances for the merger, there can be no assurance as to the timing of these approvals and clearances or their ability to obtain these approvals and clearances on satisfactory terms or otherwise. There can be no assurance that any of these approvals will be obtained or, if obtained, that these approvals will not contain terms or conditions that could reasonably be expected to have a material adverse effect on the combined company following completion of the merger.

The special meetings at which the WPS Resources shareholders and the Peoples Energy shareholders will vote on the merger proposals are expected to take place before all such approvals have been obtained and, in certain cases where they have not been obtained, before the terms of any conditions to obtain such approvals that may be imposed are known. As a result, if shareholder approval of the merger proposals is obtained at such meetings, WPS Resources and Peoples Energy may make decisions after the special meetings to waive a condition or approve certain actions required to obtain necessary approvals without seeking further shareholder approval.

The anticipated benefits of combining WPS Resources and Peoples Energy may not be realized.

WPS Resources and Peoples Energy entered into the merger agreement with the expectation that the merger would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies.

Although we expect to achieve the anticipated benefits of the merger, including the synergies, achieving them is subject to a number of uncertainties, including:

•
whether United States federal and state public utility, antitrust and other regulatory authorities whose approval is required to complete the merger impose conditions on the merger or require the combined company to share a portion of the expected synergies of the merger with customers, any of which may have an adverse effect on the combined company;

•	the ability of the two companies to combine certain of their operations or take advantage of expected growth opportunities; and general market and economic conditions; and
•	general competitive factors in the market place.

No assurance can be given that these benefits will be achieved or, if achieved, the timing of their achievement. Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues of the combined company.

The integration of WPS Resources and Peoples Energy following the merger will present significant challenges that may result in a decline in the anticipated potential benefits of the merger.

The merger involves the integration of two companies that previously operated independently. The difficulties of combining the companies’ operations include:

Part II - Other Information

•	integrating the best practices of two companies, including distribution and utility operations and staff functions;
•	the necessity of coordinating geographically separated organizations, systems and facilities;
•	integrating personnel with diverse business backgrounds and organizational cultures;
•	reducing the costs associated with each company’s operations; and
•	preserving important relationships of both WPS Resources and Peoples Energy and resolving potential conflicts that may arise.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined company after the merger.

WPS Resources and Peoples Energy expect the merger to generate potential pre-tax cost synergies for the combined company, however, these savings may not be realized within the time periods contemplated, or at all.

Peoples Energy will incur significant transaction, merger-related and restructuring costs in connection with the merger.

Peoples Energy expects to incur costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the merger. The combined company also will incur restructuring and integration costs in connection with the merger. Peoples Energy is in the early stages of assessing the magnitude of these costs and, therefore, is not able to provide estimates of these costs. The costs related to restructuring will be included as a liability or as an expense in the purchase price allocation, depending on the nature of the restructuring activity. Although Peoples Energy expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term, or at all.

The combined company will record goodwill that could become impaired and adversely affect the combined company’s operating results.

The merger will be accounted for as a purchase by WPS Resources in accordance with generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Peoples Energy will be recorded, as of completion, at their respective fair values and added to those of WPS Resources. The reported financial condition and results of operations of WPS Resources issued after completion of the merger will reflect Peoples Energy balances and results after completion of the merger, but will not be restated retroactively to reflect the historical financial position or results of operations of Peoples Energy. Following completion of the merger, the earnings of the combined company will reflect purchase accounting adjustments, including increased amortization and depreciation expense for acquired assets.

Under the purchase method of accounting, the total implied purchase price deemed paid by WPS Resources in the merger will be allocated to Peoples Energy’s tangible assets and liabilities and identifiable intangible assets, if any are identified, based on their fair values as of the date of completion of the merger. The excess of the deemed purchase price over those fair values will be recorded as goodwill. We expect that the merger will result in the creation of goodwill based upon the application of purchase accounting. To the extent the value of goodwill or intangibles becomes impaired, the combined company may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on the combined company’s operating results.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Peoples Energy Corporation:

Exhibit
Number	Description of Document

10(a)
Credit Agreement dated as of June 13, 2006, by and among Peoples Gas, the financial institutions party hereto, and Bank of America, N.A., JPMorgan Chase Bank, N.A., ABN AMRO Incorporated, US Bank National Association, and The Bank of Tokyo-Mitsubishi, Ltd. Chicago Branch, as agents.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges for the Company

31(a)	Certification of Thomas M. Patrick on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part II - Other Information

The Peoples Gas Light and Coke Company:

Exhibit
Number	Description of Document
31(a)	Certification of Thomas M. Patrick on behalf of Peoples Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of Peoples Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

North Shore Gas Company:

Exhibit
Number	Description of Document

31(a)	Certification of Thomas M. Patrick on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

August 9, 2006	By: /s/ THOMAS A. NARDI
(Date)	Thomas A. Nardi
Executive Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

August 9, 2006	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Executive Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

August 9, 2006	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Executive Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer