Form 10-Q
period 2007-03-31
NORTH SHORE GAS CO /IL/
filed 2007-05-10
CIK 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

2-35965	NORTH SHORE GAS COMPANY	36-1558720
(An Illinois Corporation)
130 East Randolph Drive
24th Floor
Chicago, Illinois 60601-6207
(312) 240-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,625,887 shares of common stock, without par value, outstanding at April 30, 2007, all of which were held, beneficially and of record, by Peoples Energy Corporation.

NORTH SHORE GAS COMPANY
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

EXHIBIT INDEX		31

12	North Shore Gas Company Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company

Commonly Used Acronyms

AG	Illinois Attorney General
CERCLA	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
LIFO	Last in, first out
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MTM	Mark-to-market
OMC	Outboard Marine Corporation
NSG	North Shore Gas Company
PCB	Polychlorinated biphenyl
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
PRP	Potentially Responsible Party
RAKTL	Ronald A. Katz Technology Licensing, L.P.
ROD	Record of decision
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards

Forward-Looking Statements

In this report, NSG and its subsidiary make statements concerning expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although NSG and its subsidiary believe that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Except to the extent required by the federal securities laws, NSG and its subsidiary undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to statements regarding trends or estimates in MD&A, forward-looking statements included or incorporated in this report include, but are not limited to statements regarding future:

•	Revenues or expenses,
•	Capital expenditure projections, and
•	Financing sources.

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006 and as such may be amended or supplemented in Part II, Item 1A of this report. Other factors include:

•	The successful combination of the operations of PEC and its subsidiaries, including NSG, within Integrys Energy Group, Inc. ("Integrys") (Integrys was formerly known as WPS Resources Corporation);
•	Unexpected costs or liabilities related to the merger between a subsidiary of Integrys and PEC;
•	The combined company of Integrys and PEC may be unable to achieve the forecasted synergies or it may take longer or cost more than expected to achieve these synergies;
•	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting NSG;
•
The impact of recent and future federal and state regulatory change, including changes in environmental, tax and other laws and regulations to which NSG and its subsidiary are subject, as well as changes in application of existing laws and regulations;

•
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup, proceedings concerning the prudence review of NSG’s gas purchases and costs actually incurred;

•	The credit ratings of NSG could change in the future;
•	Resolution of audits by the Internal Revenue Service and Illinois state revenue agencies;
•	The effects, extent and timing of additional competition in the markets in which NSG operates;
•	The impact of fluctuations in commodity prices, interest rates, and customer demand;
•	The effectiveness of NSG’s derivative instruments and hedging activities and their impact on its future results of operations;
•	Available sources and costs of natural gas;
•	Investment performance of employee benefit plan assets;
•	Advances in technology;
•	Effects of and changes in political, legal and economic conditions and developments in the United States and Illinois;
•	The direct or indirect effects of terrorist incidents, natural disasters or responses to such events;
•	Financial market conditions and the results of financing efforts, including risks associated with commodity prices (particularly natural gas), interest rates and counter-party credit;
•	Weather and other natural phenomena, in particular the effect of weather on natural gas sales;
•	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
•	Other factors discussed elsewhere herein and in other reports filed by NSG and/or Integrys from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties, therefore actual results may differ materially from those expressed or implied by such forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31,
(Millions)	2007	2006

Gas operating revenues	$124.6	$121.6
Operating expenses
Gas purchased for resale	99.8	98.3
Operating and maintenance expenses	11.2	10.5
Gas charge settlement (credit)	-	(12.7)
Depreciation and amortization	1.5	1.4
Taxes, other than income taxes	1.0	0.9
Operating income	11.1	23.2

Miscellaneous income	0.2	0.2
Interest expense	(1.0)	(1.0)
Other (expense) income	(0.8)	(0.8)

Income before taxes	10.3	22.4
Provision for Income taxes	3.7	8.6
Net Income	$6.6	$13.8

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31,	December 31,	March 31,
(Millions)	2007	2006	2006
Assets
Current assets
Cash and cash equivalents	$0.8	$0.1	$23.3
Short-term investments	-	-	7.0
Customer and other receivables, net of reserves of $1.8, $1.4, and
$2.2 at March 31, 2007, December 31, 2006 and March 31, 2006	40.8	24.2	43.6
Receivables from related parties	27.9	0.4	0.4
Accrued unbilled revenues	14.7	20.6	17.3
Natural gas in storage, primarily at last-in, first-out cost	2.9	10.0	3.6
Materials and supplies, at average cost	1.1	1.0	1.2
Regulatory assets	2.3	21.5	12.0
Assets from risk management activities	1.2	-	-
Deferred income taxes	2.2	1.9	-
Prepayments and other	5.2	1.3	0.4
Total current assets	99.1	81.0	108.8

Property, plant, and equipment, net of accumulated depreciation of $152.4, $151.2, and
$146.4 at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	225.0	224.6	219.7
Noncurrent regulatory assets	102.9	103.6	66.5
Investments and other assets	1.7	1.7	2.9
Long-term assets from risk management activities	0.1	-	-
Total assets	$428.8	$410.9	$397.9

Liabilities and Capitalization
Current liabilities
Accounts payable	$24.3	$25.0	$19.4
Payables to related parties	4.6	23.3	13.8
Current liabilities from risk management activities	1.6	3.2	-
Accrued interest and taxes	9.4	5.4	11.7
Gas costs refundable through rate adjustments	1.6	2.7	8.2
Customer credit balances	3.7	12.2	3.1
Current accumulated deferred income taxes	-	-	2.2
Temporary LIFO liquidation credit	38.3	-	40.5
Other	5.3	4.5	10.3
Total current liabilities	88.8	76.3	109.2
Long-term liabilities and deferred credits
Deferred income taxes	44.8	45.2	38.6
Deferred investment tax credits	2.8	2.8	2.8
Noncurrent regulatory liabilities	2.1	2.1	1.9
Environmental remediation liability	70.3	70.4	64.6
Pension and postretirement benefit obligations	23.3	22.5	11.5
Asset retirement obligations	19.8	19.5	-
Other	0.8	0.3	-
Total long-term liabilities and deferred credits	163.9	162.8	119.4

Commitments and contingencies

Capitalization
Common stock equity	107.0	102.7	100.1
Long-term debt	69.1	69.1	69.2
Total capitalization	176.1	171.8	169.3
Total liabilities and capitalization	$428.8	$410.9	$397.9

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)			March 31,	December 31,	March 31,
(Millions, except share amounts)			2007	2006	2006

Long-term debt
First mortgage bonds
Series		Year Due
M	5.00%	2028	$ 29.1	$ 29.1	$ 29.3
N-2	4.625%	2013	40.0	40.0	40.0
Total first and refunding mortgage bonds and adjustable rate bonds			69.1	69.1	69.3
Unamortized (discount) premium on long-term debt, net			-	-	(0.1)
Total long-term debt			69.1	69.1	69.2

Common stock equity
Common stock, without par value—
Authorized 5,000,000 shares
Outstanding 3,625,887 shares			24.8	24.8	24.8
Accumulated other comprehensive loss			(0.1)	(0.1)	(2.4)
Retained earnings			82.3	78.0	77.7
Total common stock equity			107.0	102.7	100.1
Total capitalization			$176.1	$171.8	$169.3

The accompanying condensed notes are an integral past of these statements.

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31,
(Millions)	2007	2006

Operating Activities:
Net income (loss)	$6.6	$13.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation	1.7	1.6
Deferred income taxes and investment tax credits—net	(0.6)	2.6
Pension funding less than expense	0.8	0.9
Gas charge settlement credit	-	(12.7)
Other adjustments	0.2	1.8
Net changes in:
Receivables—net	(13.0)	7.9
Receivables from related parties	(0.1)	(9.9)
Gas in storage	7.1	5.8
Gas costs recoverable/refundable through rate adjustments	(5.0)	7.0
Accounts payable	(0.7)	(26.2)
Payables to related parties	0.8	10.3
Accrued interest	0.8	0.8
Accrued taxes	3.2	6.1
Temporary LIFO liquidations	38.3	36.8
Customer credit balances	(8.5)	(3.4)
Other	0.9	(0.2)
Net cash provided by (used in) operating activities	32.5	43.0

Investing Activities:
Capital spending	(2.1)	(2.5)
Short-term investments	-	(7.0)
Intercompany loan receivable	(27.4)	-
Net cash provided by (used in) investing activities	(29.5)	(9.5)

Financing Activities:
Intercompany loan payable	-	(9.9)
Dividends paid on common stock	(2.3)	(1.5)
Net cash provided by (used in) financing activities	(2.3)	(11.4)

Net increase (decrease) in cash and cash equivalents	0.7	22.1
Cash and cash equivalents at beginning of period	0.1	1.2
Cash and cash equivalents at end of period	$0.8	$23.3

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2007

NOTE 1--FINANCIAL INFORMATION

We have prepared the condensed, consolidated financial statements of NSG and its wholly-owned subsidiary under the rules and regulations of the SEC.

This Quarterly Report on Form 10-Q is for NSG, a wholly-owned indirect subsidiary of Integrys. These financial statements have not been audited. Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown.

Effective February 21, 2007, the previously announced merger between a wholly-owned subsidiary of Integrys and PEC was consummated. NSG and PGL are wholly-owned by PEC. The merger was accounted for under the purchase method of accounting with Integrys treated as the acquirer. Effective with the merger, NSG adopted the financial statement presentation policies of Integrys. Certain items previously reported for the prior periods have been reclassified to conform to the presentation in the current period:

Condensed Consolidated Statements of Income

Revenues and taxes, other than income taxes, are presented net of pass-through taxes. (See Note 3--Revenue Recognition for further discussion.)

Condensed Consolidated Balance Sheets:

Accrued unbilled revenues are shown separately from customer receivables, net of reserve for uncollectible accounts.

Accrued interest and accrued taxes have been combined as one line item.

Certain current liabilities have been aggregated into other current liabilities as a single line item.

Postretirement benefit obligations have been reclassified from other long-term liabilities to pension and postretirement benefit obligations.

Condensed Consolidated Statements of Cash Flows:

Changes in cash overdraft balances within net changes in accounts payable are presented as an operating activity rather than as a financing activity.

Changes in margin account balances as part of deposits with a broker are presented as an operating activity rather than as a investing activity.

The NSG condensed consolidated financial statements do not reflect, and are not required to reflect, any push down basis of accounting as a result of the PEC merger.

We have condensed or omitted certain financial information and footnote disclosures normally included in our annual audited financial statements. These condensed consolidated financial statements should be read along with the audited financial statements and notes thereto included in the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006. Due to a number of factors, including seasonality of NSG's businesses and market price volatility, the quarterly results of operations and statements of financial position and cash flows should not be considered indicative of the results to be expected for the year as a whole.

As previously disclosed in the combined PEC, PGL and NSG Transition Report on Form 10-Q for the Transition Period from October 1, 2006 to December 31, 2006, NSG changed its fiscal year from September 30 to December 31.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the NSG Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(Millions)	2007	2006
Cash paid for interest	$0.3	$0.1
Cash paid for income taxes	$2.4	$0.5

Under NSG's cash management practices, accounting overdraft cash balances of $0.3 million at March 31, 2007 were reclassified to accounts payable. NSG had no overdraft balance at December 31, 2006 or March 31, 2006.

NOTE 3--REVENUE RECOGNITION

Natural gas sales and transportation revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utilities Act provides that the tax may be recovered from utility customers by adding an additional charge to customers’ bills. These pass-through taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. The revenues presented on the Condensed Consolidated Statements of Income exclude the billings to customers for these pass-through taxes. For the three months ended March 31, 2006, NSG previously reported most revenue taxes on a gross basis, whereby the billed amounts for the recovery of these taxes were included in revenues, and an offsetting expense amount (net of an administrative fee) representing the expected cash payment of the taxes was included in taxes, other than income taxes on the statement of income. Effective with the February 21, 2007 merger between a wholly-owned subsidiary of Integrys and PEC, NSG adopted the accounting policy of excluding such pass-through taxes from both revenues and taxes, other than income taxes. Revenue tax amounts excluded from revenues and taxes, other than income taxes for the three-month period ended March 31, 2006 were $5.6 million.

NOTE 4--GAS IN STORAGE

NSG prices storage injections, except for liquid propane, at the fiscal year average of the costs of natural gas supply purchased. Withdrawals from storage, except for liquid propane, are priced on the LIFO cost method. NSG accounts for liquid propane inventory using the average cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. Due to seasonality requirements, NSG expects interim reductions in LIFO layers to be replenished by year end.

NOTE 5--RISK MANAGEMENT ACTIVITIES

Derivative Instruments and Hedging Activities

NSG's gas supply costs may vary due to changes in commodity prices that affect its operations. To manage this volatility, NSG uses forward contracts and financial instruments, including swaps and options. It is the policy of NSG to use these instruments solely for the purpose of managing volatility and not for any speculative purpose. NSG accounts for derivative financial instruments pursuant to SFAS No. 133 “Accounting for Derivatives and Hedging Activities”, as amended and interpreted ("SFAS No. 133"). Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception.

Mark-To-Market Derivative Instruments. NSG uses derivative instruments to manage its cost of gas supply and mitigate price volatility. All such derivative instruments are measured at fair value. NSG's tariffs allow for full recovery from its customers of prudently incurred gas supply costs, including gains or losses on these derivative instruments. As a result, SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” ("SFAS No. 71"), allows for these MTM derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of NSG.

The MTM asset (liability) value of the above contracts for NSG at March 31, 2007, December 31, 2006, and March 31, 2006 were zero, $(20.2) million, and $(9.0) million, respectively.

Cash Flow Hedges. During the fiscal year ended September 30, 2003, NSG entered into treasury lock agreements that hedged the 10-year treasury component of a portion of the total anticipated fiscal 2003 debt financings. On April 24, 2003, in connection with the issuance of the new debt, NSG unwound its treasury lock positions resulting in a $0.4 million loss recorded to accumulated other comprehensive income. This amount is being amortized as interest expense over the 10-year term of the debt.

The portion of accumulated other comprehensive income (loss) at March 31, 2007 that is expected to be reclassified to earnings during the next 12 months is $(23,000). The maximum term of accumulated other comprehensive income (loss) expected to be reclassified is 73 months.

Summary. The following table shows NSG’s assets and liabilities from all risk management activities. Certain commodity financial instruments are executed by NSG and shown as assets/liabilities from risk management activities. Other commodity financial instruments were previously executed by PEC on behalf of NSG and are represented on NSG's balance sheet as payables to related parties. Unrealized gains or losses on certain mark-to-market commodity contracts related to deposits with brokers are included within other receivables. Premiums paid on certain mark-to-market commodity option contracts at inception that are recoverable from customers through rates are recorded as regulatory assets.

	Assets			Liabilities
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Millions)	2007	2006	2006	2007	2006	2006

Commodity contracts	$1.5	$2.5	$0.9	$1.5	$22.7	$9.9

Balance Sheet Presentation
Current
Assets/liabilities from risk management activities	$1.2	$ -	$ -	$1.6	$3.2	$ -
Other receivables	(0.2)	2.1	-	-	-	-
Payables to related parties	-	-	-	-	18.9	9.9
Regulatory assets	0.4	0.4	0.9	-	-	-
Total current	$1.4	$2.5	$0.9	$1.6	$22.1	$9.9

Long-term
Assets/liabilities from risk management activities	$0.1	$ -	$ -	$ -	$ -	$ -
Payables to related parties	-	-	-	-	0.6	-
Regulatory assets/liabilities	-	-	-	(0.1)	-	-
Total long-term	0.1	-	-	(0.1)	0.6	-
Total	$1.5	$2.5	$0.9	$1.5	$22.7	$9.9

NOTE 6--ASSET RETIREMENT OBLIGATIONS

Under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” ("SFAS No. 143"), and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” ("FIN 47"), NSG has recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets. NSG identified asset retirement obligations primarily related to distribution pipe removal (including asbestos and PCBs in pipes), asbestos and PCBs in buildings and removal of above ground storage tanks. In accordance with SFAS No. 71, NSG establishes regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and FIN 47 and the rate making practices for retirement costs authorized by the applicable regulators. All asset retirement obligations are recorded as other long-term liabilities on the balance sheet of NSG.

The following table shows all changes to the asset retirement obligation liabilities of NSG.

(Millions)
Asset retirement obligations at December 31, 2006	$19.5
Accretion	0.3
Asset retirement obligations at March 31, 2007	$19.8

NOTE 7--INCOME TAXES

The effective tax rates for the three months ended March 31, 2007 and 2006 were 35.9% and 38.4%, respectively. NSG's provision for income taxes is calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting." Accordingly, NSG's interim effective tax rate reflects its projected annual effective tax rate. The effective tax rate differs from the federal tax rate of 35% primarily due to the effect of state income taxation offset by the permanent tax effects of employee benefit-related deductions.

Effective January 1, 2007, NSG adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The cumulative effect of adopting FIN 48 was an increase of less than $0.1 million to the January 1, 2007 retained earnings balance.

At January 1, 2007, the amount of unrecognized tax benefits was $0.1 million. No unrecognized tax benefits would affect NSG's effective tax rate if recognized in subsequent periods. At the beginning of 2007, approximately $0.1 million was included in the liability for uncertain tax positions for the possible payment of interest and penalties. There were no significant changes to any of the unrecognized tax benefit balances during the first quarter of 2007 and NSG does not expect any significant increases or decreases to the total amount of unrecognized tax benefits within the next twelve months.

NSG records penalties and accrued interest related to uncertain tax positions in income tax expense.

NSG files income tax returns in the U.S. federal jurisdiction, and in various U.S. state jurisdictions. With a few exceptions (major exceptions listed below), NSG is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2002.

•	Illinois Department of Revenue - NSG has agreed to statute extensions for tax years covering 2001-2003.
•	United States Internal Revenue Service - NSG has agreed to statute extensions for tax years covering 1999-2003.

NSG has closed examinations for the following major jurisdictions for the following tax years:

•
United States Internal Revenue Service - NSG has a partially agreed to audit report and closing statement for an IRS examination of the 1999-2003 tax years, but one un-agreed issue from the agents report has been protested by NSG and has been sent to IRS appeals for potential resolution.

NSG has open examinations for the following major jurisdictions for the following tax years:

•	United States Internal Revenue Service - NSG has an open examination for the 2004-2005 tax years.
•	Illinois Department of Revenue - NSG has an open examination for the 2001-2003 tax years.

NOTE 8--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

NSG has obligations at March 31, 2007 related to natural gas supply and transportation contracts with total estimated demand payments of $68.7 million through 2017. NSG expects to recover these costs in future customer rates. Additionally, NSG has contracts to sell natural gas to customers.

NSG also has commitments in the form of purchase orders issued to various vendors totaling $1.8 million at March 31, 2007.

Environmental

Former Manufactured Gas Plant Sites

NSG, its predecessors and certain former affiliates operated facilities in the past at multiple sites for the purposes of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites. Under certain laws and regulations relating to the protection of the environment, NSG might be required to undertake remedial action with respect to some of these materials. NSG is addressing these sites under a program supervised by the IEPA. As is discussed below, NSG is pursuing the transfer of certain of these sites to a program administered by the EPA.

NSG is addressing five manufactured gas plant sites, including one site described in more detail below. Investigations have been completed at all or portions of four sites. Remediations have not yet been completed at any of these four sites. NSG has determined that remediation is not required at one of these four sites.

The EPA has identified NSG as a PRP under CERCLA at the Waukegan Coke Plant Site located in Waukegan, Illinois ("Waukegan Site"). The Waukegan Site is part of the OMC Superfund Site. The EPA also identified OMC, General Motors Corporation and certain other parties as PRPs at the Waukegan Site. The EPA has issued a ROD selecting the remedial action for the Waukegan Site. The selected remedy consists of on-site treatment of groundwater and off-site disposal of soil containing polynuclear aromatic hydrocarbons and arsenic. NSG and the other PRPs have executed a remedial action consent decree which has been entered by the federal district court. The consent decree requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27 million. The soil component of the remedial action was completed in August 2005. The final design for the groundwater component of the remedial action has been completed and construction of the groundwater treatment plant has commenced. The EPA has agreed to reduce the financial assurance requirement to $21 million to reflect completion of the soil component of the remedial action.

NSG is also pursuing the transfer of two additional manufactured gas plant sites which are presently being addressed under IEPA supervision to a program administered by the EPA. Under EPA supervision, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.

NSG is accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with all of the manufactured gas plant sites, including related legal expenses, pending recovery through rates or from other entities. At March 31, 2007, regulatory assets (stated in current year dollars) were $71.1 million. The foregoing amount reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and customers, and (4) management’s best estimates of the costs NSG will spend in the future for investigating and remediating the manufactured gas plant sites. Management has recorded liabilities for the amounts described in clause (4) of the preceding sentence of $70.3 million. Management also estimates that additional costs in excess of the recorded liabilities of $79.1 million are reasonably possible. The foregoing estimates do not reflect the impact, if any, of placing certain manufactured gas plant sites under the EPA-administered program referred to above. If these sites are addressed under EPA supervision, the foregoing estimates may change.

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

NSG intends to seek contribution from other entities for the costs incurred at the sites, but the full extent of such contributions cannot be determined at this time.

NSG is recovering the costs of environmental activities relating to its former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the ICC, which authorize recovery of prudently incurred costs. Costs incurred in each fiscal year are subject to a prudence review by the ICC during a reconciliation proceeding for such fiscal year. Costs are expensed in the statement of income in the same period they are billed to customers and recognized as revenues.

Management believes that any costs incurred by NSG for environmental activities relating to former manufactured gas operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are therefore recoverable through rates for utility service. Accordingly, management believes that the costs incurred by NSG in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of NSG. However, any changes in NSG’s approved rate mechanisms for recovery of these costs, or any adverse conclusions by the ICC with respect to the prudence of costs actually incurred, could materially affect NSG’s recovery of such costs through rates.

Former Mineral Processing Site in Denver, Colorado

In 1994, NSG received a demand from the S.W. Shattuck Chemical Company, Inc., a responsible party under CERCLA, for reimbursement, indemnification and contribution for the response costs incurred at Shattuck’s Denver site. Shattuck is a wholly owned subsidiary of Salomon, Inc. (“Shattuck”). The demand alleges that NSG is a successor to the liability of a former entity that was allegedly responsible during the period 1934 through 1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed.

NSG filed a declaratory judgment action against Salomon in the United States District Court for the Northern District of Illinois. The suit asked the court to declare that NSG is not liable for response costs at the Denver site. Salomon filed a counterclaim for costs incurred by Salomon and Shattuck with respect to the site. In 1997, the district court granted NSG's motion for summary judgment, declaring that NSG is not liable for any response costs in connection with the Denver site.

In 1998, the United States Court of Appeals for the Seventh Circuit reversed the district court’s decision and remanded the case for determination of what liability, if any, the former entity has, and therefore NSG has, for activities at the site.

In 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA’s announcement followed a six-month scientific/technical review by the agency of the remedy’s effectiveness. In 2000, the EPA amended the ROD to require removal of the radioactive wastes from the site to a licensed off-site disposal facility.

In December 2001, Shattuck entered into a proposed settlement agreement with the United States and the State of Colorado regarding past and future response costs at the site. In August 2002, the agreement was approved by the United States District Court for the District of Colorado. Under the terms of the agreement, Shattuck agreed to pay, in addition to amounts already paid for response costs at the site, approximately $7.2 million in exchange for a release from further obligations at the site. The release will not apply in the event that new information shows that the remedy selected in the amended ROD is not protective of human health or the environment or if it becomes necessary to remediate contaminated groundwater beneath or emanating from the site.

The EPA’s website indicates that the remediation of the site was completed in July 2006 and that all radioactive waste has been removed. The website further indicates that the site has been deemed protective of human health and the environment. According to a published news report, the EPA has stated that the total cost of the remedy was $57 million.

NSG does not believe that it has liability for the response costs, but cannot determine the matter with certainty. At this time, NSG cannot reasonably estimate what range of loss, if any, may occur. In the event that NSG incurs liability, it would pursue reimbursement from insurance carriers and other responsible parties, if any.

Gas Charge Reconciliation Proceedings and Related Matters

For NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the gas charge and related gas costs. The gas charge represents the cost of gas and transportation and storage services purchased ("Gas Charge"). In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the ICC were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the ICC would order NSG to refund the affected amount to customers through subsequent Gas Charge filings. The proceedings are initiated shortly after the close of the fiscal year and historically take at least a year to 18 months to complete.

The ICC issued orders on March 28, 2006, approving a settlement that resolved all proceedings regarding NSG for fiscal 2001 - 2004 costs. The recommendation that proceedings for NSG's fiscal 2000 be reopened was made moot by approval of the settlement. The orders, which became publicly available March 30, adopted a January 17, 2006 Settlement Agreement and Release among and between NSG, the People of the State of Illinois through the AG, the City of Chicago ("Chicago") and the Citizens Utility Board, as amended by an Amendment and Addendum dated March 6, 2006 (the "Agreement").

In its orders approving the Agreement, the ICC determined that $4 million should be refunded to customers of NSG. In April 2006, the refund was credited to customer accounts.

Pursuant to the Agreement, NSG also paid $0.2 million jointly to Chicago and the AG in 2006. PEC also agreed to pay up to $5 million per year over the next five years (the “Subsequent Payments”) towards the funding of conservation and weatherization programs for low and moderate-income residential dwellings (the “Conservation Programs”). The five Subsequent Payments of up to $5 million shall be paid based upon Conservation Programs to be developed by Chicago and/or the AG. NSG will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs. As of March 31, 2007, no liability for Subsequent Payments was recorded by NSG. On an ongoing basis and at least quarterly, NSG will continue to evaluate whether amounts should be recorded for probable and reasonably estimable liabilities for some or all of the remaining $25 million in Subsequent Payments related to the Conservation Programs. Triggering events that would lead us to conclude that the liabilities are probable and estimable for the Subsequent Payments include evidence that Chicago and the AG have established or are taking steps to develop valid Conservation Programs and have provided the estimated costs for those programs as required under the Agreement.

Under the Agreement, NSG agreed to forgive all outstanding bad debt from fiscal years 2000-2005 existing as of March 6, 2006, remove the bad debt from customers’ records and to not use any forgiven indebtedness as a reason to deny gas service. NSG had written off an estimated $7 million in prior periods.

The Agreement provides that NSG will cooperate with Chicago and the AG to identify those customers of NSG who were not receiving gas as of the date of the Agreement that are financial hardship cases. The hardship cases were identified by the utilities, the AG and Chicago. Following identification, NSG reconnected the hardship cases. NSG forgave all outstanding debt for reconnected customers.

The Agreement also provides that NSG agrees to implement recommendations proposed by the ICC’s Staff and the intervenors to conduct internal and external audits of its gas procurement practices. A gas supply management audit performed by a consulting firm retained by the ICC is in progress. No findings or recommendations have yet been communicated.

A $4.3 million charge was allocated to NSG in accordance with the orders. In anticipation of the March 28, 2006 orders from the ICC, NSG recorded estimated gas charge settlement costs for the three-month period ended December 31, 2005 of $17.0 million. As a result, a $12.7 million credit adjustment to the gas charge settlement was recorded in the three-month period ended March 31, 2006.

Amounts refunded in connection with the Gas Charge reconciliation cases for fiscal years 2001 through 2004 relate to specific issues that occurred during that period and NSG does not believe them to be indicative of future actions that may be taken by the ICC with respect to current outstanding and future gas charge reconciliation cases.

The fiscal 2005 Gas Charge reconciliation case was initiated in November 2005 and NSG filed direct testimony. The settlement of the prior fiscal years’ Gas Charge reconciliation proceedings does not affect these cases. ICC Staff and intervenor direct testimony was filed January 18, 2007. Staff witnesses recommended a disallowance of approximately $1.1 million for NSG. An intervenor witness (on behalf of the Citizens Utility Board) recommended a disallowance of approximately $1.1 million for NSG. The majority of the proposed disallowances are for a one-time adjustment by NSG to transportation customers’ bank (storage) gas liability balances. NSG filed its rebuttal testimony on February 22, 2007, and Staff and intervenors filed their rebuttal testimony on April 25, 2007. In their rebuttal testimony, the Staff witnesses reduced their recommended disallowance to about $1 million. Management cannot predict the outcome of these cases but has recorded as of March 31, 2007 a $0.4 million liability primarily related to the Staff’s proposed disallowance associated with the Gas Purchase and Agency Agreement that was at issue in the fiscal 2001-2004 cases, which NSG stated in its rebuttal testimony it is not contesting and which is inclusive of accrued interest.

The hearing for this reconciliation case is scheduled for May 30, 2007.

The fiscal 2006 Gas Charge reconciliation case was initiated on November 21, 2006. NSG filed its direct testimony on April 10, 2007. Staff and intervenors are required to file a pleading by August 1, 2007, identifying their issues, if any.

Class Action

In February 2004, a purported class action was filed in Cook County Circuit Court against PEC, PGL and NSG by customers of PGL and NSG alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities’ fiscal year 2001 Gas Charge reconciliation proceedings. The suit, Alport et al. v. Peoples Energy Corporation, seeks unspecified compensatory and punitive damages. PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act and that PEC acted in concert with others to commit a tortious act. PEC denies the allegations and is vigorously defending the suit.

Based upon the settlement and dismissal of NSG's fiscal years 2001 through 2004 reconciliation cases by the ICC, the court on September 25, 2006 granted in part PEC's motion to dismiss the case by limiting the potential class members in the suit to those persons who were customers during the time that PEC’s joint venture with Enron was in operation and did not receive part of the settlement proceeds from the reconciliation cases. However, the court denied PEC’s motion to dismiss the case to the extent that the complaint seeks punitive damages (regardless of whether such customers received part of the settlement proceeds from the reconciliation cases). The plaintiffs filed a third amended complaint and a motion for class certification, to which PEC provided an opposing answer. On April 25, 2007, the court denied, without prejudice, plaintiffs’ motion for class certification. The court set the case for a status hearing on May 16, 2007. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries, including NSG, by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that NSG was fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of gas service pipes and extensions of distribution gas mains and failing to return related customer deposits. NSG filed two motions to dismiss the lawsuit. On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs’ seeking of declaratory relief, which was dismissed with prejudice). The judge also ruled that the plaintiffs could file their claims directly with the ICC. The plaintiffs have not yet filed a new complaint with the court nor have they filed complaints at the ICC. NSG continues to believe it has meritorious defenses and intends to vigorously defend against the class action lawsuit. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Technology License

RAKTL has offered PEC a license to a portfolio of patents, claiming that certain products and services utilized by PEC or its utility subsidiaries, including NSG, may infringe the patents. The patents purportedly relate to various aspects of telephone call processing in PEC’s customer call center. Discussions with RAKTL are ongoing, and no legal proceedings have been instituted against PEC or NSG. Based on its current analysis of this matter, PEC has decided to seek a license from RAKTL. Based on the information available at this time, management does not believe resolution of this matter will have a material adverse impact on NSG's financial position or results of operations.

NOTE 9--COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires the reporting of other comprehensive income in addition to net income (loss). Total comprehensive income includes all changes in equity during a period except those resulting from investments by NSG's shareholder and distributions to NSG's shareholder. NSG’s total comprehensive income (loss) is equal to its net income of $6.6 million and $13.8 million for the three months ended March 31, 2007 and 2006, respectively.

Changes to accumulated other comprehensive income (loss) from December 31, 2006 to March 31, 2007 were not significant.

NOTE 10-- EMPLOYEE BENEFIT PLANS

The following table provides the components of allocated net periodic benefit cost to NSG for PEC’s benefit plans for the three months ended March 31, 2007 and 2006:

			Other Postretirement
	Pension Benefits		Benefits
Three Months Ended March 31, (Millions)	2007	2006	2007	2006
Service cost	$0.3	$0.4	$0.2	$0.1
Interest cost	0.4	0.4	0.2	0.1
Expected return on plan assets	(0.3)	(0.3)	-	-
Amortization of:
Net transition (asset)/obligation	-	-	-	-
Prior service cost	0.1	-	-	-
Net actuarial (gain)/loss	0.1	0.2	-	0.1
Net periodic benefit cost	0.6	0.7	0.4	0.3

Effect of lump sum settlements upon retirement	0.2	0.2	-	-
Net benefit cost	$0.8	$0.9	$0.4	$0.3

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment. NSG follows SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" ("SFAS No. 88"), to account for unrecognized gains and losses related to the settlement of its pension plans' projected benefit obligations ("PBO"). During the three-month periods ended March 31, 2007 and 2006, a portion of each pension plan's PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88.

Under the provisions of SFAS No. 71, amounts otherwise charged/credited to other comprehensive income upon application of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"), should be recorded as a regulatory asset or liability if the utility has historically recovered or currently recovers pension expense under SFAS No. 87, “Employers’ Accounting for Pensions”, and other postretirement benefit expense under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” in rates and there is no negative evidence that the existing regulatory treatment will change. In accordance with SFAS No. 71, NSG recorded in regulatory assets and regulatory liabilities the net impact of recognizing the funded status of its plans upon implementation of SFAS No. 158 on December 31, 2006.

The amount of pension and other postretirement benefit costs deferred as a net regulatory asset at March 31, 2007 was $11.3 million and $2.8 million, respectively. Deferred amounts are expected to be recovered in rates over the employees' average remaining service period.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year. NSG does not expect to make contributions to either its pension plans or its other postretirement benefit plans during the year ending December 31, 2007. As of March 31, 2007, no contributions have been made.

NSG also has defined contribution plans that allow eligible employees to contribute a portion of their income in accordance with specified guidelines. NSG matches a percentage of the employee contribution up to certain limits. The cost of the NSG matching contribution to the plans for the three-month periods ended March 31, 2007 and 2006 totaled $0.1 million and $0.1 million, respectively.

NOTE 11--REGULATORY ENVIRONMENT

Merger

Effective February 21, 2007, the previously announced merger between a subsidiary of Integrys and PEC was consummated. NSG and PGL are wholly-owned by PEC.

On February 7, 2007, the ICC approved the merger by accepting an agreed upon order among the active parties to the merger case. The order included Conditions of Approval regarding:

•	commitments by the applicants to provide certain reports,
•	promote and hire a limited number of union employees in specific areas,
•	maintain NSG's operation and maintenance and capital budgets at recent levels,
•	file a plan for formation and implementation of a services company,
•	accept certain limits on the merger-related costs that can be recovered from ratepayers, and
•	not seek cost recovery for any increase in deferred tax assets that may result from the tax treatment of the NSG storage gas inventory in connection with closing the merger.

The Conditions of Approval also include commitments with respect to the pending rate cases of PGL and NSG. These are the inclusion of combined merger synergy savings of $1.6 million at NSG) in the proposed test year, the recovery of $0.8 million at NSG of the merger-related costs in the test year (reflecting recovery of $4.2 million for NSG of costs over 5 years), proposing a combined PGL and NSG $7.5 million energy efficiency program which will be contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs. Finally, the order provides authority for PGL and NSG to recover from ratepayers in a future rate case after the pending rate cases up to an additional $9.9 million of merger costs, for a maximum potential recovery of $44.9 million. PGL and NSG must demonstrate in the future that merger synergy savings realized have exceeded the merger costs.

Rate Case

On March 9, 2007, Integrys filed a request with the ICC to increase natural gas rates for NSG by $6.3 million for 2008. The proposed rate increase is required to allow NSG to recover its current cost of service and to earn a reasonable rate of return on its investment. The filing includes an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure.

The rate case process in Illinois requires receipt of a written order from the ICC within 11 months from the date of filing, which would be February 6, 2008. Testimony of the various parties will be filed during the summer of 2007 with hearings scheduled for the second and third weeks of September 2007.

NOTE 12--SEGMENTS OF BUSINESS

Prior to the merger between a subsidiary of Integrys and PEC, NSG reported all of its utility and non-utility operations within the Gas Distribution segment and reported general corporate allocations to it under the Corporate and Other segment.

Effective with the quarter ended March 31, 2007, NSG’s results of operations, including allocations for corporate activities, are reported in the Gas Utility segment with non-utility operations reported in the Other segment. Corresponding items for the prior year have been restated for the change in segment reporting. No material items were reportable for the Other segment for either period.

Segments of Business	Gas		NSG
(Millions)	Utility(1)	Other(2)	Consolidated

Three Months Ended
March 31, 2007
Revenues	$124.6	$ -	$124.6
Operating expenses	113.5	-	113.5
Operating income	11.1	-	11.1
Net income	6.6	-	6.6

Three Months Ended
March 31, 2006
Revenues	$121.6	$ -	$121.6
Operating expenses	98.4	-	98.4
Operating income	23.2	-	23.2
Net income	13.8	-	13.8

(1) Includes only utility operations.
(2) Nonutility operations are included in the Other column. Amounts for all categories rounded to less than $0.1 million.

NOTE 13--NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The standard eliminates the current requirement for deferring "day one" gains on energy contracts that are not evidenced by quoted market prices or other current market transactions. The standard will be effective for NSG beginning January 1, 2008. NSG is currently evaluating the impact that SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159"). This standard permits entities to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157. Included within the scope of the standard are all recognized financial assets and financial liabilities, except consolidated investments, consolidated interests in a variable interest entity, obligations for pension and certain other benefits, leases, and financial instruments that are classified as a component of shareholder's equity. Also included in the scope of the standard are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services, and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective for NSG beginning January 1, 2008. NSG is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

NSG is a regulated utility, which purchases, stores, distributes, sells and transports natural gas to about 157,000 customers in 54 communities in northeastern Illinois.

Strategic Overview

The focal point of NSG's business plan is the creation of long-term value for Integrys and its shareholders and for NSG's customers through growth, operational excellence, asset management, and the continued emphasis on reliable, competitively priced, and environmentally sound energy and energy related services.

A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings, which are critical to our success. NSG believes the merger between a subsidiary of Integrys and PEC will help maintain and grow its regulated utility base.

Rate Case

On March 9, 2007, Integrys filed a request with the ICC to increase natural gas rates for NSG by $6.3 million for 2008. The proposed rate increase is required to allow NSG to recover its current cost of service and to earn a reasonable rate of return on its investment. The filing includes an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure.

NSG has also proposed three "riders" that would allow changes in costs to be passed through between rate cases. The three riders are:

•	a "decoupling" mechanism that would allow NSG to adjust rates going forward to recover or refund the difference between actual recovered non-gas cost revenue and authorized non-gas cost revenue;
•	a mechanism to recover the gas cost portion of uncollectible expense based on current gas prices; and
•	a mechanism to recover $1.1 million of energy efficiency costs under a program to be approved by the ICC.

NSG is also seeking modifications of tariffs, primarily to reflect current operating conditions in the transportation service riders.

The rate case process in Illinois requires receipt of a written order from the ICC within 11 months from the date of filing, which would be February 6, 2008. Testimony of the various parties will be filed during the summer of 2007 with hearings scheduled for the second and third weeks of September 2007.

RESULTS OF OPERATIONS

First Quarter 2007 Compared with First Quarter 2006

Overview of Operations

NSG's net income was $6.6 million for the three-month period ended March 31, 2007, compared to $13.8 million for the same quarter in 2006. Results for the three-month period ended March 31, 2006 were positively impacted by a pretax credit adjustment of $12.7 million related to the settlement of gas charge proceedings for fiscal years 2001 through 2004. Due to a number of factors, including seasonality of NSG's businesses and market price volatility, the quarterly results of operations should not be considered indicative of the results to be expected for the year as a whole.

Revenues for the three-month period ended March 31, 2007 increased $3.0 million compared with the same year-ago period. These results reflected the impact on revenues of increased deliveries due to weather (approximately $14 million) that was 14.2% colder compared with the same year-ago period. The increase was partially offset by the impact on revenues of lower natural gas prices (approximately $11 million) that are recovered on a dollar-for-dollar basis. Natural gas costs were 11.1% lower (on a per-unit basis) during the quarter ended March 31, 2007, compared to the same quarter in 2006. Following regulatory practice, changes in the total cost of natural gas are passed on to customers.

NSG's margin increased $1.5 million (6.4%) for the quarter ended March 31, 2007, compared to the same quarter in 2006, primarily due to the impact of increased deliveries due to weather (approximately $1.7 million) that was 14.2% colder compared with the same year-ago period.

See Notes 1 and 3 of the Condensed Notes to Financial Statements for a discussion of a change in accounting policy with regards to presenting both revenues and taxes, other than income taxes, net of certain taxes on the Condensed Consolidated Statements of Income.

NSG's results of operations for the quarters ended March 31 are shown in the following table:

	Three Months Ended March 31,
NSG Results (Millions)	2007	2006	Change

Revenues	$124.6	$121.6	2.5%
Purchased gas costs	99.8	98.3	1.5%
Margins	$24.8	$23.3	6.4%

Throughput in therms
Residential	91.2	79.9	14.1%
Commercial and industrial	20.2	17.6	14.8%
Transport	46.1	44.0	4.8%
Total sales in therms	157.5	141.5	11.3%

Weather
Heating degree days - actual	3,131	2,741	14.2%

Operating Expenses

	Three Months Ended March 31,
NSG's Operating Expenses (Millions)	2007	2006	Change
Operating and maintenance expenses	$11.2	$10.5	6.7%
Gas charge settlement (credit)	-	(12.7)	-100.0%
Depreciation and amortization	1.5	1.4	7.1%
Taxes, other than income taxes	1.0	0.9	11.1%

Operating and Maintenance Expenses

Operating and maintenance expenses increased $0.7 million (6.7%), to $11.2 million during the first quarter of 2007, from $10.5 million during the first quarter of 2006, driven by the following:

•	Increased injuries and damages expense of $0.5 million.
•	Increased employee benefits expense of $0.3 million.
•	Accrued expenses of $0.4 million in connection with the fiscal 2005 Gas Charge reconciliation case as discussed in Note 8 of the Condensed Notes to Financial Statements.
•
Decreased utility environmental costs of $0.3 million related to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 8 of the Condensed Notes to Financial Statements for further discussion). These costs are recovered through the utility’s rate mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

•	Decreased bad debt expense of $0.2 million due primarily to lower weather-normalized deliveries and lower natural gas prices, as well as improved credit and collection experience.

Gas Charge Settlement (Credit)

In the three-month period ended March 31, 2006, NSG recorded a pretax credit adjustment of $12.7 million related to a settlement of NSG's gas charge proceedings for 2001 through 2004 with the ICC, as discussed in Note 8 of the Condensed Notes to Financial Statements.

Depreciation and Amortization

Depreciation and amortization expense for the three-month period increased $0.1 million (7.1%) mainly due to the impacts of a higher year-over-year property, plant and equipment balance.

Taxes Other Than Income

Taxes other than income for the three-month period increased $0.1 million (11.1%) primarily due to higher payroll-related taxes resulting from increased labor expenses.

Provision for Income Taxes

Income tax expense for the three-month period decreased $4.9 million primarily due to lower pretax income. The overall effective tax rates for the three-month periods ended March 31, 2007 and 2006 were 35.9% and 38.4%, respectively. The effective tax rate differs from the federal tax rate of 35% primarily due to the effect of state income taxation, offset by the permanent tax effects of employee benefit-related deductions.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our cash balances, liquid assets, operating cash flows, access to capital markets, and borrowing capacity (intercompany and third-party) made available because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures. However, our operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of our control. In addition, our borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent rating agencies.

Cash Flows Variations

The following is a summary of cash flows for NSG:

(Millions)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net cash provided by (used in) operating activities	$32.5	$43.0
Net cash provided by (used in) investing activities	$(29.5)	$(9.5)
Net cash provided by (used in) financing activities	$(2.3)	$(11.4)

Operating Cash Flows

Cash provided by operating activities decreased for the three-month period ended March 31, 2007 as compared to the three-month period ended March 31, 2006, primarily due to unfavorable net changes in working capital. In the accompanying cash flow statements, balance sheet changes in current deferred tax assets and other receivables exclude certain noncash transactions (primarily the effects of MTM accounting). For the three-month period ended March 31, 2007, balance sheet changes in intercompany assets/liabilities of NSG exclude the noncash effects of derivative activity previously conducted on its behalf by PEC.

Investing Cash Flows

Net cash used in investing activities increased primarily as a result of an intercompany loan to PGL.

Financing Cash Flows

Net cash used in financing activities decreased primarily due to the reduction in the intercompany loan payable to PGL in 2006.

Credit Ratings

The current credit ratings for NSG have not changed since the filing of the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended for the fiscal year ended September 30, 2006.

Balance Sheet Variations

Total assets at March 31, 2007 increased $17.9 million compared to December 31, 2006, due to a seasonal increase in customer receivables and a loan receivable due from PGL for $27.5 million. These increases were partially offset by decreases in regulatory assets (related primarily to MTM accounting for the utility gas costs hedging program) and a seasonal decrease in natural gas in storage. The increase in current liabilities was driven by a seasonal increase in the temporary LIFO liquidation credit, partially offset by a decrease in payables to related parties due primarily to the transfer of remaining derivative contracts from PEC to NSG). NSG’s long-term liabilities and deferred credits and total capitalization did not change significantly.

Total assets at March 31, 2007 increased $30.9 million compared to March 31, 2006, due to an increase in regulatory assets (related primarily to MTM accounting for the utility gas costs hedging program) and the recognition of asset retirement obligations required under FIN 47 as of September 30, 2006. Also contributing to the increase in total assets at March 31, 2007 is a loan receivable due from PGL for $27.5 million. These increases were partially offset by a combined decrease in cash and cash equivalents and short-term investments. The decrease in current liabilities was driven by a decrease in payables to related parties due primarily to the transfer of some derivative contracts from PEC to NSG and a decrease in gas costs refundable to customers. Long-term liabilities and deferred credits increased due to increases in deferred income taxes and environmental remediation liabilities, the recognition of asset retirement obligations under FIN 47 and the increase in pension and other postretirement benefits liabilities with the adoption of SFAS No. 158 at December 31, 2006. NSG’s total capitalization did not change significantly.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of NSG as of March 31, 2007:

	Payments Due by Period
			2008-	2010-	2012 and
(Millions)	Total	2007	2009	2011	Thereafter
Total debt	$69.1	$ -	$ -	$ -	$69.1
Estimated interest payments on debt	44.0	3.3	6.6	6.6	27.5
Operating leases	-	-	-	-	-
Purchase obligations	70.4	13.6	25.2	9.8	21.8
Total contractual cash obligations	$183.5	$16.9	$31.8	$16.4	$118.4

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $70.3 million at March 31, 2007 as the amount and timing of payments are uncertain. See Note 8 of the Condensed Notes to Financial Statements for more information about NSG’s environmental liabilities.

As of March 31, 2007, NSG had issued surety bonds totaling $0.2 million and has authorized the issuance of a standby letter of credit by a financial institution in the amount of $10,000.

Capital Requirements

NSG makes large investments in capital assets. Net construction expenditures are expected to be $33 million in the aggregate for the 2007 through 2009 period. The largest of these expenditures is for the pipe distribution system.

Capital Resources

NSG has the ability to borrow up to $50 million from PEC and to loan to or borrow from PGL up to $50 million. As of March 31, 2007, there were no loans from PEC or PGL to NSG. As of March 31, 2007, there were loans of $27.5 million from NSG to PGL.

NSG's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 2007, such restrictions amounted to $6.9 million of NSG's total retained earnings of $82.3 million. As of March 31, 2007, NSG was in compliance with all of the covenants under its credit facilities and other obligations. For the period 2007 through 2009, NSG plans to use internally generated funds net of forecasted dividend payments, debt financings and equity infusions to fund capital requirements. NSG plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth. Management believes NSG has adequate financial flexibility and resources to meet its future needs.

Other Future Considerations

Gas Charge Reconciliation Proceedings and Related Matters

For NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the gas charge is examined by interested parties. (See Note 8 of the Condensed Notes to Financial Statements.)

In February 2004, a purported class action was filed against PEC, PGL and NSG by customers of PGL and NSG alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' gas charge reconciliation proceedings. (See Note 8 of the Condensed Notes to Financial Statements.)

Environmental Matters

NSG is conducting environmental investigations and remedial work at certain sites that were the locations of former manufactured gas operations. NSG received a demand from a responsible party under CERCLA for environmental costs associated with a site in Denver, Colorado. (See Note 8 of the Condensed Notes to Financial Statements.)

Proposed Illinois Gross Receipts Tax

On March 7, 2007, Illinois' Governor, in his Budget Address, proposed replacing the corporate income tax with a gross receipts tax ("GRT"). Under this proposal, the GRT rate on goods would be 0.85% and the rate on services would be 1.95%; the GRT would not apply to businesses with sales of less than $2 million. It is not clear which rate NSG would be subject to. The tax would take effect on January 1, 2008, and the first full year of implementation would be the calendar year 2008. During this period, businesses would receive a 100% credit against corporate income taxes paid. The personal property replacement tax would remain intact and continue to apply to partnerships and corporations. It is unclear how existing Illinois net operating losses and Illinois corporate income tax credits will apply to the GRT. The proposed tax would require unitary filings only with members who have Illinois nexus and allow intercompany eliminations among these members only.

Service Company

As part of the regulatory approval process for the merger with PEC, Integrys agreed to formally propose the formation of a centralized service company to provide administrative support primarily to the Integrys six regulated utilities, which includes NSG and PGL. This includes services such as Legal, Accounting and Finance, Environmental, Information Technology, Purchasing and Warehousing, Human Resources, Administrative Services (e.g. Real Estate, Printing, etc.), Regulatory, Gas Services, and Gas Supply. In addition, some of these services will also be provided to the Integrys nonregulated companies. The creation of a centralized service company will require Integrys' subsidiaries to move many of the employees supporting these functions into the new service company, including employees from PEC and PGL. Certain assets will also be transferred by Integrys' subsidiaries to the service company. Integrys has 120 days from the February 21, 2007 merger closing date (until June 21, 2007) to file for approval of its service company plan with the Public Service Commission of Wisconsin and ICC, and related filings will also be made with the Michigan Public Service Commission and Minnesota Public Utility Commission. The requested approvals will relate to and include the categories of services to be delivered by the service company, the contracts and arrangements governing the provision of such inter-company services, and the methodologies for allocating the costs for these services to Integrys' subsidiaries who use these services. The required regulatory approvals or waivers will be requested such that the service company can become operational as early as January 1, 2008.

CRITICAL ACCOUNTING POLICIES

See MD&A in the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006 for a detailed discussion of NSG's critical accounting policies. These policies include Regulated Operations, Environmental Activities Relating to Former Manufactured Gas Operations, Retirement and Postretirement Benefits, Derivative Instruments and Hedging Activities, Provision for Uncollectible Accounts, and Depreciation and Amortization.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, NSG's management, including NSG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of NSG’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and has concluded that, as of the date of such evaluation, NSG’s disclosure controls and procedures were effective in accumulating and timely alerting management to information relating to NSG as appropriate to allow timely decisions regarding required disclosure to be included in NSG's periodic Securities and Exchange Commission filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes In Internal Control

Other than the merger between a subsidiary of Integrys and PEC discussed below, there were no changes in NSG's internal control over financial reporting during the three-month period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, NSG's internal control over financial reporting.

Effective February 21, 2007, the merger mentioned above was consummated. Integrys is in the process of integrating PEC's operations and has included PEC's activity in its evaluation of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Notes 1, 3, 11 and 12 of the Condensed Notes to Financial Statements for additional information related to the merger.

Part II - Other Information

Item 1. Legal Proceedings

See Note 8 of the Condensed Notes to Financial Statements for discussions pertaining to environmental matters and other events and proceedings and for matters pertaining to proceedings at the ICC regarding the prudency of gas costs recovered by NSG through the Gas Charge, which note is incorporated herein by reference.

Item 1A. Risk Factors

There were no material changes to the risk factors pertaining to NSG as presented in the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006.

Item 6. Exhibits

The following documents are attached as exhibits:

Exhibit
Number	Description of Document

12	North Shore Gas Company Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, North Shore Gas Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company

Date: May 9, 2007	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and
Chief Accounting Officer)

NORTH SHORE GAS COMPANY
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

Exhibit
Number	Description of Document

12	North Shore Gas Company Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company