Form 10-Q
period 2007-06-30
NORTH SHORE GAS CO /IL/
filed 2007-08-09
CIK 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,625,887 shares of common stock, without par value, outstanding at July 31, 2007, all of which were held, beneficially and of record, by Peoples Energy Corporation.

NORTH SHORE GAS COMPANY
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

EXHIBIT INDEX		36

3.1	Amendment to By-Laws adopted May 17, 2007.

3.2	By-Laws of North Shore Gas Company, as amended and restated May 17, 2007.

12	North Shore Gas Company Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company

Commonly Used Acronyms

AG	Illinois Attorney General
CERCLA	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
LIFO	Last in, first out
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGUC	Michigan Gas Utilities Corporation (a wholly-owned subsidiary of Integrys Energy Group, Inc.)
MTM	Mark-to-market
OMC	Outboard Marine Corporation
NSG	North Shore Gas Company
PCB	Polychlorinated biphenyl
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
PRP	Potentially Responsible Party
ROD	Record of decision
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WPSC	Wisconsin Public Service Company (a wholly-owned subsidiary of Integrys Energy Group, Inc.)

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
•
The impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the natural gas utility industry, changes in environmental, tax and other laws and regulations to which NSG and its subsidiary are subject, as well as changes in application of existing laws and regulations;

•
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup, proceedings concerning the prudence review of NSG’s gas purchases and costs actually incurred;

•	The credit ratings of NSG could change in the future;
•	Resolution of audits or other tax disputes with the Internal Revenue Service, Illinois state revenue agencies or other taxing authorities;
•	The effects, extent and timing of additional competition or regulation in the markets in which NSG operates;
•	The impact of fluctuations in commodity prices, interest rates, and customer demand;
•	The effectiveness of NSG’s derivative instruments and hedging activities and their impact on its future results of operations;
•	Available sources and costs of natural gas;
•	Investment performance of employee benefit plan assets;
•	Advances in technology;
•	Effects of and changes in political, legal and economic conditions and developments in the United States and Illinois;
•	The direct or indirect effects of terrorist incidents, natural disasters or responses to such events;
•	Financial market conditions and the results of financing efforts, including risks associated with commodity prices (particularly natural gas), interest rates and counter-party credit;
•	Weather and other natural phenomena, in particular the effect of weather on natural gas sales;
•	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
•	Other factors discussed elsewhere herein and in other reports filed by NSG and/or Integrys from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties, therefore actual results may differ materially from those expressed or implied by such forward-looking statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006

Gas operating revenues	$45.8	$31.7	$170.4	$153.3
Operating expenses
Gas purchased for resale	32.6	19.5	132.4	117.8
Operating and maintenance expenses	8.9	9.4	20.1	19.9
Gas charge settlement	2.0	-	2.0	(12.7)
Depreciation and amortization	1.5	1.4	3.0	2.8
Taxes, other than income taxes	0.9	0.9	1.9	1.8
Operating income (loss)	(0.1)	0.5	11.0	23.7

Miscellaneous income	0.6	0.5	0.8	0.7
Interest expense	(1.0)	(0.9)	(2.0)	(1.9)
Other (expense) income	(0.4)	(0.4)	(1.2)	(1.2)

Income (loss) before taxes	(0.5)	0.1	9.8	22.5
Income tax expense (benefit)	(0.1)	0.1	3.6	8.7
Net Income (Loss)	$(0.4)	$-	$6.2	$13.8

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30,	December 31,	June 30,
(Millions)	2007	2006	2006
Assets
Current assets
Cash and cash equivalents	$-	$0.1	$34.5
Customer and other receivables, net of reserves of $2.1, $1.4, and
$2.4 at June 30, 2007, December 31, 2006 and June 30, 2006	20.5	24.2	14.8
Receivables from related parties	27.5	0.4	0.2
Accrued unbilled revenues	4.6	20.6	4.0
Natural gas in storage, primarily at last-in, first-out cost	7.0	10.0	6.6
Materials and supplies, at average cost	1.0	1.0	1.1
Regulatory assets	9.1	21.1	12.0
Assets from risk management activities	0.8	0.4	0.5
Deferred income taxes	2.3	1.9	-
Prepayments and other	0.3	1.3	1.3
Total current assets	73.1	81.0	75.0

Property, plant, and equipment, net of accumulated depreciation of $153.9, $151.2, and
$147.7 at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	225.8	224.6	220.5
Noncurrent regulatory assets	120.2	103.6	70.2
Investments and other assets	2.2	1.7	2.6
Long-term assets from risk management activities	0.1	-	-
Total assets	$421.4	$410.9	$368.3

Liabilities and Capitalization
Current liabilities
Accounts payable	$23.1	$25.0	$18.6
Payables to related parties	3.6	23.3	16.0
Current liabilities from risk management activities	7.8	3.2	-
Accrued interest and taxes	2.9	5.4	1.5
Gas costs refundable through rate adjustments	0.9	2.7	9.0
Customer credit balances	4.1	12.2	5.9
Current accumulated deferred income taxes	-	-	1.5
Temporary LIFO liquidation credit	16.9	-	19.4
Other	5.3	4.5	4.4
Total current liabilities	64.6	76.3	76.3
Long-term liabilities and deferred credits
Deferred income taxes	44.6	45.2	39.2
Deferred investment tax credits	2.8	2.8	2.8
Noncurrent regulatory liabilities	2.0	2.1	1.8
Environmental remediation liability	87.5	70.4	68.2
Pension and postretirement benefit obligations	24.0	22.5	10.7
Asset retirement obligations	20.1	19.5	-
Other	2.4	0.3	-
Total long-term liabilities and deferred credits	183.4	162.8	122.7

Commitments and contingencies

Capitalization
Common stock equity	104.3	102.7	100.1
Long-term debt	69.1	69.1	69.2
Total capitalization	173.4	171.8	169.3
Total liabilities and capitalization	$421.4	$410.9	$368.3

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)			June 30,	December 31,	June 30,
(Millions, except share amounts)			2007	2006	2006

Long-term debt
First mortgage bonds
Series		Year Due
M	5.00%	2028	$ 29.1	$ 29.1	$ 29.3
N-2	4.625%	2013	40.0	40.0	40.0
Total first and refunding mortgage bonds and adjustable rate bonds			69.1	69.1	69.3
Unamortized (discount) premium on long-term debt, net			-	-	(0.1)
Total long-term debt			69.1	69.1	69.2

Common stock equity
Common stock, without par value—
Authorized 5,000,000 shares
Outstanding 3,625,887 shares			24.8	24.8	24.8
Accumulated other comprehensive loss			(0.1)	(0.1)	(2.4)
Retained earnings			79.6	78.0	77.7
Total common stock equity			104.3	102.7	100.1
Total capitalization			$ 173.4	$ 171.8	$ 169.3

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30,
(Millions)	2007	2006

Operating Activities:
Net income (loss)	$6.2	$13.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation	3.4	3.3
Deferred income taxes and investment tax credits—net	(1.0)	2.4
Pension funding less than expense	1.5	(0.3)
Gas charge settlement expense (credit)	2.0	(12.7)
Other adjustments	(0.7)	1.7
Net changes in:
Receivables—net	17.5	50.2
Receivables from related parties	(0.1)	0.2
Gas in storage	3.0	2.7
Gas costs recoverable/refundable through rate adjustments	(0.8)	7.1
Accounts payable	(1.8)	(26.9)
Payables to related parties	(0.3)	1.5
Accrued interest	-	-
Accrued taxes	(2.5)	(3.2)
Temporary LIFO liquidations	16.9	15.8
Customer credit balances	(8.1)	(0.7)
Gas charge settlement liability	-	(4.3)
Other	1.0	0.6
Net cash provided by (used in) operating activities	36.2	51.2

Investing Activities:
Capital spending	(4.6)	(5.0)
Short-term investments	-	-
Intercompany loan receivable	(27.1)	-
Net cash provided by (used in) investing activities	(31.7)	(5.0)

Financing Activities:
Intercompany loan payable	-	(9.9)
Dividends paid on common stock	(4.6)	(3.0)
Net cash provided by (used in) financing activities	(4.6)	(12.9)

Net increase (decrease) in cash and cash equivalents	(0.1)	33.3
Cash and cash equivalents at beginning of period	0.1	1.2
Cash and cash equivalents at end of period	$-	$34.5

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2007

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

Effective February 21, 2007, the previously announced merger between a wholly-owned subsidiary of Integrys and PEC was consummated (the "PEC merger"). NSG is wholly-owned by PEC. Effective with the merger, NSG adopted the financial statement presentation policies of Integrys.  Certain items previously reported for the prior periods have been reclassified to conform to the presentation in the current period:

Condensed Consolidated Statements of Income:

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

Condensed Consolidated Statements of Cash Flows:

Changes in accounting overdraft cash balances within net changes in accounts payable are presented as an operating activity rather than as a financing activity.

Changes in margin account balances as part of deposits with a broker are presented as an operating activity rather than as an investing activity.

The NSG condensed consolidated financial statements do not reflect, and are not required to reflect, any push down basis of accounting as a result of the PEC merger.

We have condensed or omitted certain financial information and footnote disclosures normally included in our annual audited financial statements.  These condensed consolidated financial statements should be read along with the audited financial statements and notes thereto included in the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006.  Due to a number of factors, including the seasonality of NSG's businesses and market price volatility, the quarterly results of operations and statements of financial position and cash flows should not be considered indicative of the results to be expected for the year as a whole.

As previously disclosed in the combined PEC, PGL and NSG Transition Report on Form 10-Q for the Transition Period from October 1, 2006 to December 31, 2006, NSG changed its fiscal year end from September 30 to December 31.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the NSG Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(Millions)	2007	2006
Cash paid for interest	$1.9	$1.8
Cash paid for income taxes	$5.4	$5.1

Under NSG's cash management practices, accounting overdraft cash balances of $0.8 million and $0.6 million, at June 30, 2007 and June 30, 2006, respectively, were reclassified to accounts payable.  NSG had no overdraft balance at December 31, 2006.

NOTE 3--REVENUE RECOGNITION

Natural gas sales and transportation revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utilities Act provides that the tax may be recovered from utility customers by adding an additional charge to customers’ bills. These pass-through taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. The revenues presented on the Condensed Consolidated Statements of Income exclude the billings to customers for these pass-through taxes.  For the three-month and six-month periods ended June 30, 2006, NSG previously reported most revenue taxes on a gross basis, whereby the billed amounts for the recovery of these taxes were included in revenues, and an offsetting expense amount (net of an administrative fee) representing the expected cash payment of the taxes was included in taxes, other than income taxes on the statement of income. In connection with the PEC merger, beginning with the quarter ended March 31, 2007, NSG adopted the accounting policy of excluding such pass-through taxes from both revenues and taxes, other than income taxes.  Revenue tax amounts excluded from revenues and taxes, other than income taxes for the three- and six-month periods ended June 30, 2006 were $1.5 million and $7.1 million, respectively.

NOTE 4--GAS IN STORAGE

NSG prices storage injections, except for liquid propane, at the calendar year average of the costs of natural gas supply purchased.  Withdrawals from storage, except for liquid propane, are priced on the LIFO cost method.  NSG accounts for liquid propane inventory using the average cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit.  Due to seasonality requirements, NSG expects interim reductions in LIFO layers to be replenished by year end.

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

The MTM asset (liability) value of the above contracts for NSG at June 30, 2007, December 31, 2006, and June 30, 2006 were $(7.0) million, $(20.2) million, and $(10.3) million, respectively.

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

The portion of accumulated other comprehensive income (loss) at June 30, 2007 that is expected to be reclassified to earnings during the next 12 months is $(23,000).  The maximum term of accumulated other comprehensive income (loss) expected to be reclassified is 70 months.

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

	Assets			Liabilities
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Millions)	2007	2006	2006	2007	2006	2006

Commodity contracts	$0.8	$2.5	$0.7	$7.8	$22.7	$11.0
Balance Sheet Presentation
Current
Assets/liabilities from risk management activities	$0.8	$0.4	$0.5	$7.8	$3.2	$-
Other receivables	(0.1)	2.1	0.2	-	-	-
Payables to related parties	-	-	-	-	18.9	11.0
Total current	$0.7	$2.5	$0.7	$7.8	$22.1	$11.0
Long-term
Assets/liabilities from risk management activities	$0.1	$-	$-	$-	$-	$-
Payables to related parties	-	-	-	-	0.6	-
Total long-term	0.1	-	-	-	0.6	-
Total	$0.8	$2.5	$0.7	$7.8	$22.7	$11.0

NOTE 6--ASSET RETIREMENT OBLIGATIONS

Under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” ("SFAS No. 143"), and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” ("FIN 47"), NSG has recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets.  NSG identified asset retirement obligations primarily related to distribution pipe removal (including asbestos and PCBs in pipes), asbestos and PCBs in buildings and removal of above ground storage tanks.  In accordance with SFAS No. 71, NSG establishes regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and FIN 47 and the rate making practices for retirement costs authorized by the ICC.  All asset retirement obligations are recorded as other long-term liabilities on the balance sheet of NSG.

The following table shows all changes to the asset retirement obligation liabilities of NSG.

(Millions)
Asset retirement obligations at December 31, 2006	$19.5
Accretion	0.6
Asset retirement obligations at June 30, 2007	$20.1

NOTE 7--INCOME TAXES

The effective tax rates were 14.5% and 139.7% for the three-month periods ended June 30, 2007 and 2006, respectively, and 36.8% and 38.6% for the six-month periods ended June 30, 2007 and 2006, respectively. NSG's provision for income taxes is calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting." The effective income tax rates for the quarters are not meaningful.  The accounting rules for interim income taxes require that the year-to-date tax provision or benefit for ordinary income or loss be based on the expected annual effective tax rate for ordinary income or loss. At June 30, 2007, the expected annual effective tax rate all items of income or loss for the year was 36.6%. The effective income tax rate for the three month periods ended June 30, 2007 and 2006 were not meaningful given the low level of pre-tax income (loss). The effective tax rate differs from the federal tax rate of 35% for the six-month periods ended primarily due to the effect of state income taxation offset by the permanent tax effects of employee benefit-related deductions.

Effective January 1, 2007, NSG adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The cumulative effect of adopting FIN 48 was an increase of less than $0.1 million to the January 1, 2007 retained earnings balance.

At January 1, 2007, the amount of unrecognized tax benefits was $0.1 million. No unrecognized tax benefits would affect NSG's effective tax rate if recognized in subsequent periods. At the beginning of 2007, approximately $0.1 million of liability was accrued for the possible payment of interest and penalties related to uncertain tax positions.

NSG records penalties and accrued interest related to uncertain tax positions in income tax expense.

NSG files income tax returns in the U.S. federal jurisdiction and in various U.S. state jurisdictions. With a few exceptions (major exceptions listed below), NSG is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2002.

•	Illinois Department of Revenue – NSG has agreed to extensions of the statutes of limitations for assessing tax for tax years covering 2001-2004.
•	United States Internal Revenue Service – NSG has agreed to statute extensions for tax years covering 1999-2003.

NSG has closed examinations for the following major jurisdictions for the following tax years:

•
United States Internal Revenue Service – NSG has a partially agreed to audit report and closing statement for an IRS examination of the 1999-2003 tax years, but one un-agreed issue from the agent's report has been protested by NSG and has been sent to IRS appeals for potential resolution.

NSG has open examinations for the following major jurisdictions for the following tax years:

•	United States Internal Revenue Service – NSG has an open examination for the 2004-2005 tax years.
•	Illinois Department of Revenue – NSG has an open examination for the 2001-2006 tax years.

NOTE 8--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

NSG has obligations at June 30, 2007 related to natural gas supply and transportation contracts with total estimated demand payments of $65.0 million through 2017. NSG expects to recover these costs in future customer rates. Additionally, NSG has contracts to sell natural gas to customers.

NSG also has commitments in the form of purchase orders issued to various vendors totaling $0.6 million at June 30, 2007.

Environmental

Former Manufactured Gas Plant Sites

NSG, its predecessors and certain former affiliates operated facilities in the past at multiple sites for the purposes of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites. Under certain laws and regulations relating to the protection of the environment, NSG might be required to undertake remedial action with respect to some of these materials. NSG is addressing these sites under a program supervised by the IEPA.  As discussed below, NSG transferred certain of these sites to a program administered by the EPA.

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

In July 2007, NSG transferred two of its largest manufactured gas plant sites which were being addressed under IEPA supervision to the EPA Superfund Alternative Sites Program.  Under the EPA’s program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.

WPSC, MGUC, PGL and NSG are coordinating the investigation and the cleanup of the Wisconsin, Illinois and Michigan manufactured gas plant sites under what is called a “multi-site” program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

NSG estimated the future undiscounted investigation and cleanup costs for remaining work to be done at all of the Illinois  manufactured gas plant sites (i.e., those being addressed by both the IEPA and the EPA) as of June 30, 2007 to be approximately $87.5 million.  This represents a substantial increase from previous estimates. Effective with the current quarter ended June 30, 2007, this estimate takes into account (1) the transfer of sites to the EPA, which allows for estimates with greater certainty for sediment cleanup and remediation of sites where access to the sites could not previously be obtained under the IEPA program  and (2) is based on assumptions and calculation methodology consistent with that used by WPSC in determining its investigative and cleanup costs for manufactured gas plant sites.  NSG may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations and the assessment of natural resource damages.

NSG intends to seek contribution from other entities for the costs incurred at the sites, but the full extent of such contributions cannot be determined at this time. NSG is recovering the costs of environmental activities relating toits former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the ICC, which authorize recovery of prudently incurred costs. Costs incurred in each fiscal year are subject to a prudence review by the ICC during a reconciliation proceeding for such fiscal year. The related regulatory asset (stated in current year dollars), representing unrecovered costs (both incurred to date and estimated future costs), was $88.2 million at June 30, 2007. Costs are expensed in the statement of income in the same period they are billed to customers and recognized as revenues.

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

Pursuant to the Agreement, NSG also paid $0.2 million jointly to Chicago and the AG in 2006.  PEC also agreed to pay up to $5 million per year over the next five years (the “Subsequent Payments”) towards the funding of conservation and weatherization programs for low and moderate-income residential dwellings (the “Conservation Programs”). The five Subsequent Payments of up to $5 million will be paid based upon Conservation Programs to be developed by Chicago and/or the AG.  NSG will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs. In July 2007, NSG received an itemized estimated cost and request for payment from Chicago in the amount of $0.4 million to fund Conservation Programs for the remainder of 2007. NSG management has concluded that this estimated cost and request for payment constitutes sufficient evidence that Chicago has established or is taking steps to develop valid Conservation Programs as required under the Agreement and that it is probable Chicago will request similar levels of annual funding through 2011 (Chicago made no allowance for a partial year in its request for payment for 2007). Consequently, NSG recorded a $2 million liability and related charge to earnings in the quarter ended June 30, 2007 for Subsequent Payments representing its portion of the $25 million in total Subsequent Payments. Of this amount, $1.6 million is included in other long-term liabilities and $0.4 million is included in other current liabilities. The remaining $23 million of the $25 million in total Subsequent Payments represents PGL's portion.

Under the Agreement, NSG agreed to forgive all outstanding bad debt from fiscal years 2000-2005 existing as of March 6, 2006, remove the bad debt from customers’ records and to not use any forgiven indebtedness as a reason to deny gas service.  NSG had written off an estimated $7 million in prior periods.

The Agreement provides that NSG will cooperate with Chicago and the AG to identify those customers of NSG who were not receiving gas as of the date of the Agreement that are financial hardship cases. The hardship cases were identified by NSG, the AG and Chicago. Following identification, NSG reconnected the hardship cases. NSG forgave all outstanding debt for reconnected customers.

Pursuant to the Agreement, NSG agreed to implement recommendations proposed by the ICC’s staff and the intervenors to conduct internal and external audits of its gas procurement practices.  A gas supply management audit performed by a consulting firm retained by the ICC is in progress.  No findings or recommendations have yet been communicated.

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

The fiscal 2005 Gas Charge reconciliation case was initiated in November 2005 and NSG filed direct testimony.  The settlement of the prior fiscal years’ Gas Charge reconciliation proceedings does not affect this case.  The ICC staff and intervenor direct testimony was filed January 18, 2007.  The ICC staff's witnesses recommended a disallowance of approximately $1.1 million for NSG.  An intervenor witness (on behalf of the Citizens Utility Board) recommended a disallowance of approximately $1.1 million for NSG.  The majority of the proposed disallowances are for a one-time adjustment by NSG to transportation customers’ bank (storage) gas liability balances. NSG filed its rebuttal testimony on February 22, 2007, and the ICC staff and intervenors filed their rebuttal testimony on April 25, 2007. In their rebuttal testimony, the ICC staff's witnesses reduced their recommended disallowance to about $1 million.  Management cannot predict the outcome of these cases but has recorded as of June 30, 2007 a $0.4 million liability primarily related to the ICC staff’s proposed disallowance associated with the Gas Purchase and Agency Agreement that was at issue in the fiscal 2001-2004 cases (and in effect for only one month after 2004), which NSG stated in its rebuttal testimony it is not contesting, and which is inclusive of accrued interest.

The record in this case was marked heard and taken on May 30, 2007, and briefing will conclude in August 2007, after which the administrative law judges will prepare a proposed order.

The fiscal 2006 Gas Charge reconciliation case was initiated on November 21, 2006.  NSG filed its direct testimony on April 10, 2007.  On May 16, 2007, the ICC initiated a Gas Charge reconciliation case for the period of October 2006 through December 2006 to cover the gap created by NSG’s move to a calendar year reconciliation period.  NSG’s direct testimony is due October 17, 2007.  The ICC staff moved to consolidate the new case with the fiscal 2006 case, and the administrative law judge granted the motion in July 2007. There is a status hearing on the consolidated case in September 2007.

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

Based upon the settlement and dismissal of NSG's fiscal years 2001 through 2004 reconciliation cases by the ICC, the court on September 25, 2006 granted in part PEC's motion to dismiss the case by limiting the potential class members in the suit to those persons who were customers during the time that PEC’s joint venture with Enron was in operation and did not receive part of the settlement proceeds from the reconciliation cases. However, the court denied PEC’s motion to dismiss the case to the extent that the complaint seeks punitive damages (regardless of whether such customers received part of the settlement proceeds from the reconciliation cases). The plaintiffs filed a third amended complaint and a motion for class certification and on April 25, 2007, the court denied, without prejudice, plaintiffs’ motion for class certification. On June 29, 2007, PEC filed a motion to dismiss the proceeding for failure to join a necessary party. Plaintiffs filed an amended complaint on July 11, 2007. Subsequently, PEC's motion to delay responding to the amended complaint until the court rules on the motion to dismiss was granted. Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries, including NSG, by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that NSG was fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of gas service pipes and extensions of distribution gas mains and failing to return related customer deposits.  NSG filed two motions to dismiss the lawsuit. On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs’ seeking of declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC. On June 28, 2007, plaintiffs filed an amended complaint with the Circuit Court. NSG intends to respond by filing a motion to dismiss. A status hearing is set for August 16, 2007. NSG continues to believe it has meritorious defenses and intends to vigorously defend against the class action lawsuit.  Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

Technology License

NSG has purchased a license under the patent portfolio held by Ronald A. Katz Technology Licensing, L.P. and licensed through its affiliate, A2D, L.P.  This non-exclusive license covers services offered by NSG in the energy and utility service fields of use including customer service delivery through automated systems and live agents.  The terms of the license are confidential and will not have a material adverse impact on NSG's financial position or results of operations.

NOTE 9--COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires the reporting of other comprehensive income in addition to net income (loss).  Total comprehensive income includes all changes in equity during a period except those resulting from investments by NSG's shareholder and distributions to NSG's shareholder.  NSG’s total comprehensive income (loss) is equal to its net loss of $(0.4) million and less than $0.1 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $6.2 million and $13.8 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Changes to accumulated other comprehensive income (loss) from December 31, 2006 to June 30, 2007 were not significant.

NOTE 10-- EMPLOYEE BENEFIT PLANS

The following table provides the components of NSG's share of net periodic benefit cost for benefit plans sponsored by PEC for the three- and six-month periods ended June 30, 2007 and 2006:

			Other Postretirement
	Pension Benefits		Benefits
Three Months Ended June 30, (Millions)	2007	2006	2007	2006
Service cost	$0.3	$0.4	$0.2	$0.1
Interest cost	0.4	0.4	0.2	0.1
Expected return on plan assets	(0.3)	(0.3)	-	-
Amortization of:
Net transition (asset)/obligation	-	-	-	-
Prior service cost	0.1	-	-	-
Net actuarial (gain)/loss	0.1	0.2	-	0.1
Net periodic benefit cost	0.6	0.7	0.4	0.3

Effect of lump sum settlements upon retirement	0.2	-	-	-
Net benefit cost	$0.8	$0.7	$0.4	$0.3

			Other Postretirement
	Pension Benefits		Benefits
Six Months Ended June 30, (Millions)	2007	2006	2007	2006
Service cost	$0.6	$0.8	$0.4	$0.3
Interest cost	0.8	0.8	0.4	0.3
Expected return on plan assets	(0.6)	(0.7)	(0.1)	(0.1)
Amortization of:
Net transition (asset)/obligation	-	-	0.1	0.1
Prior service cost	0.1	0.1	-	-
Net actuarial (gain)/loss	0.2	0.3	-	0.1
Net periodic benefit cost	1.1	1.3	0.8	0.7

Effect of lump sum settlements upon retirement	0.4	0.3	-	-
Net benefit cost	$1.5	$1.6	$0.8	$0.7

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.  NSG follows SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" ("SFAS No. 88"), to account for unrecognized gains and losses related to the settlement of its pension plans' projected benefit obligations ("PBO").  During the three-and six-month periods ended June 30, 2007 and 2006, a portion of each pension plan's PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88.

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

The amount of pension and other postretirement benefit costs deferred as a net regulatory asset at June 30, 2007 was $11.0 million and $2.7 million, respectively. Deferred amounts are expected to be recovered in rates over the employees' average remaining service period.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  As of June 30, 2007, NSG had made contributions of less than $0.1 million. NSG does not expect to make additional contributions to either its pension plans or its other postretirement benefit plans during the year ending December 31, 2007.

NSG also has defined contribution plans that allow eligible employees to contribute a portion of their income in accordance with specified guidelines.  NSG matches a percentage of the employee contribution up to certain limits.  The cost of the NSG matching contribution to the plans totaled $0.1 million for each of the three-month and the six-month periods ended June 30, 2007 and 2006.

NOTE 11--REGULATORY ENVIRONMENT

Merger

The PEC merger was consummated effective February 21, 2007. NSG and PGL are wholly-owned by PEC.

On February 7, 2007, the ICC approved the merger by accepting an agreed upon order among the active parties to the merger case. The order included Conditions of Approval regarding commitments by the applicants to:

•	provide certain reports,
•	promote and hire a limited number of union employees in specific areas,
•	maintain NSG's operation and maintenance and capital budgets at recent levels,
•	file a plan for formation and implementation of a service company,
•	accept certain limits on the merger-related costs that can be recovered from ratepayers, and
•	not seek cost recovery for any increase in deferred tax assets that may result from the tax treatment of the NSG storage gas inventory in connection with closing the merger.

The Conditions of Approval also include commitments with respect to the pending rate cases of PGL and NSG. These are the inclusion of combined merger synergy savings of $1.6 million at NSG in the proposed test year, the recovery of $0.8 million at NSG of the merger-related costs in the test year (reflecting recovery of $4.2 million for NSG of costs over 5 years), proposing a combined PGL and NSG $7.5 million energy efficiency program which will be contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs. Finally, the order provides authority for PGL and NSG to recover from ratepayers in a future rate case after the pending rate cases up to an additional $9.9 million of merger costs, for a maximum potential recovery of $44.9 million. PGL and NSG must demonstrate in the future that merger synergy savings realized have exceeded the merger costs. As of June 30, 2007, the regulatory asset balance representing NSG merger costs to be recovered totaled $0.5 million.

Rate Case

On March 9, 2007, NSG filed a request with the ICC to increase natural gas rates for NSG by $6.3 million for 2008. The proposed rate increase is required to allow NSG to recover its current cost of service and to earn a reasonable rate of return on its equity investment. The filing includes an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure.

In addition, NSG filed various rider mechanisms seeking modifications of tariffs, primarily to reflect current operating conditions in transportation service and to provide a rate design to recover more fixed costs from fixed charges.

The rate case process in Illinois requires receipt of a written order from the ICC within 11 months from the date of filing, which would be February 5, 2008.  On June 29, 2007, the ICC staff filed its direct testimony and on July 24, 2007, filed supplemental direct testimony on one issue in the PGL and NSG rate cases, which have been consolidated.  The ICC staff has proposed an increase of $0.3 million for NSG.  The return on common equity recommended by the ICC staff for NSG was 9.5%.  The ICC staff did not support the proposed riders, to address specific costs and revenues between rate cases, but offered alternative proposals for each rider if the ICC decides to approve the riders.  Intervenors also filed direct testimony on June 29, 2007 and July 3, 2007.  The ICC staff filed a motion on July 24, 2007 for leave to file supplemental direct testimony, which seeks to add an adjustment reducing NSG's revenue requirement by approximately $0.7 million. The motion was granted on July 30, 2007. Rebuttal testimony from NSG was filed on July 27, 2007. In its rebuttal testimony, NSG decreased its requested revenue requirement to approximately $4.25 million.  Hearings are scheduled for September 10 through September 18, 2007 in Chicago.

NOTE 12--SEGMENTS OF BUSINESS

Prior to the PEC merger, NSG reported all of its utility and non-utility operations within the Gas Distribution segment and reported general corporate allocations to it under the Corporate and Other segment.

Effective with the quarter ended March 31, 2007, NSG’s results of operations, including allocations for corporate activities, are reported in the Gas Utility segment with non-utility operations reported in the Other segment. Corresponding items for the prior year have been restated for the change in segment reporting. No material items were reportable for the Other segment for either period.

Segments of Business	Gas		NSG
(Millions)	Utility(1)	Other(2)	Consolidated

Three Months Ended June 30, 2007
Revenues	$45.8	$-	$45.8
Operating expenses	45.9	-	45.9
Operating income	(0.1)	-	(0.1)
Net income	(0.4)	-	(0.4)

Three Months Ended June 30, 2006
Revenues	$31.7	$-	$31.7
Operating expenses	31.2	-	31.2
Operating income	0.5	-	0.5
Net income	-	-	-

Six Months Ended June 30, 2007
Revenues	$170.4	$-	$170.4
Operating expenses	159.4	-	159.4
Operating income	11.0	-	11.0
Net income	6.2	-	6.2

Six Months Ended June 30, 2006
Revenues	$153.3	$-	$153.3
Operating expenses	129.6	-	129.6
Operating income	23.7	-	23.7
Net income	13.8	-	13.8

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

Strategic Overview

The focus of NSG's business plan is the creation of long-term value for Integrys and its shareholders and for NSG's customers through growth, operational excellence, asset management, and the continued emphasis on reliable, competitively priced, and environmentally sound natural gas services. A discussion of the essential components of NSG's business strategy is set forth below.

Maintain and Grow a Strong Regulated Utility Base - A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, and quality credit ratings, which are critical to NSG's success.  NSG believes the merger between Integrys and PEC will help maintain and grow its regulated utility base. To this end, NSG continues to upgrade its gas distribution facilities, related systems, and processes to enhance safety, reliability, and value for customers and Integrys' shareholders.

Integrate Resources to Provide Operational Excellence - NSG is committed to integrating resources and finding the best, most efficient processes while maintaining any and all applicable regulatory and legal restrictions. Through innovative ideas, embracing change, leveraging individual capabilities and expertise and utilizing creative solutions to meet and exceed its customers' expectations, NSG will provide value to Integrys shareholders and NSG customers and assist in lowering costs for certain activities. NSG is optimally sourcing work and combining resources to achieve best practices in order to achieve operational excellence and sustainable value for NSG's customers and Integrys shareholders.

Place Strong Emphasis on Risk Management - NSG's risk management strategy, in addition to asset risk management, includes the management of market, credit, and operational risk through the normal course of business. Forward purchases and sales of natural gas allow for opportunities to secure prices in a volatile market.

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Natural Gas Services - NSG's mission is to provide customers with the best value in natural gas services. By effectively operating its gas distribution facilities, while maintaining or exceeding environmental standards, NSG is able to provide a safe, reliable, and value priced service to its customers. NSG concentrates its efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile.  NSG manages its operations to minimize the impact it might have on the environment.

Rate Case

On March 9, 2007, NSG filed a request with the ICC to increase natural gas rates for NSG by $6.3 million for 2008. The proposed rate increase is required to allow NSG to recover its current cost of service and to earn a reasonable rate of return on its investment. The filing includes an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure.

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

The rate case process in Illinois requires receipt of a written order from the ICC within 11 months from the date of filing, which would be February 5, 2008.  On June 29, 2007, the ICC staff filed its direct testimony and on July 24, 2007, filed supplemental direct testimony on one issue in the PGL and NSG rate cases, which have been consolidated. The ICC staff has proposed an increase of $0.3 million for NSG.  The return on common equity recommended by the ICC staff for NSG was 9.5%.  The ICC staff did not support the proposed riders to address specific costs and revenue between rate cases, but offered alternative proposals for each rider if the ICC decides to approve the riders.  Intervenors also filed direct testimony on June 29, 2007 and July 3, 2007. The ICC staff filed a motion, on July 24, 2007 for leave to file supplemental direct testimony, which seeks to add an adjustment reducing NSG's revenue requirement by approximately $0.7 million. The motion was granted on July 30, 2007. Rebuttal testimony from NSG was filed on July 27, 2007. In its rebuttal testimony, NSG decreased its requested revenue requirement to approximately $4.25 million. Hearings are scheduled for September 10 through September 18, 2007 in Chicago.

RESULTS OF OPERATIONS

Second Quarter 2007 Compared with Second Quarter 2006

Overview of Operations

NSG's net loss was $0.4 million for the quarter ended June 30, 2007, compared to no income for the same quarter in 2006. Results for the quarter ended June 30, 2007, were negatively impacted by a $2.0 million pretax charge related to the funding of the Conservation Programs, as discussed in Note 8 of the Condensed Notes to Financial Statements, which is not necessarily representative of NSG's ongoing business. Due to a number of factors, including the seasonality of NSG's businesses and market price volatility, the quarterly results of operations should not be considered indicative of the results to be expected for the year as a whole.

Revenues for the quarter ended June 30, 2007 increased $14.1 million (44.5%) compared with the same year-ago period.  These results reflected the impact on revenues of increased deliveries due to weather (approximately $4 million) that was 9.7% colder compared with the same year-ago period and higher weather-normalized demand (approximately $5 million), and the impact on revenues of higher natural gas prices (approximately $6 million) that are recovered on a dollar-for-dollar basis.  Natural gas costs were 31.1% higher (on a per-unit basis) during the quarter ended June 30, 2007 compared to the same quarter in 2006.  Following regulatory practice, changes in the total cost of natural gas are passed on to customers.

NSG's margin increased $1.0 million (8.2%) for the quarter ended June 30, 2007, compared to the same quarter in 2006, primarily due to the impact of increased deliveries due to weather (approximately $0.4 million) that was 9.7% colder compared with the same year-ago period and higher weather-normalized demand (approximately $0.6 million).

See Notes 1 and 3 of the Condensed Notes to Financial Statements for a discussion of a change in accounting policy with regards to presenting both revenues and taxes, other than income taxes, net of certain taxes on the Condensed Consolidated Statements of Income.

NSG's results of operations for the quarters ended June 30 are shown in the following table:

	Three Months Ended June 30,
NSG Results (Millions)	2007	2006	Change

Revenues	$45.8	$31.7	44.5%
Purchased gas costs	32.6	19.5	67.2%
Margins	$13.2	$12.2	8.2%

Throughput in therms
Residential	28.7	22.7	26.4%
Commercial and industrial	6.1	4.5	35.6%
Transport	25.1	25.2	-0.4%
Total sales in therms	59.9	52.4	14.3%

Weather
Heating degree days - actual	677	617	9.7%

Operating Expenses

	Three Months Ended June 30,
NSG's Operating Expenses (Millions)	2007	2006	Change
Operating and maintenance expenses	$8.9	$9.4	(5.3)%
Gas charge settlement	2.0	-	N/A
Depreciation and amortization	1.5	1.4	7.1%
Taxes, other than income taxes	0.9	0.9	0.0%

Operating and Maintenance Expenses

Operating and maintenance expenses decreased $0.5 million (5.3%), to $8.9 million during the second quarter of 2007, from $9.4 million during the second quarter of 2006, driven primarily by a decrease in outside services expense, primarily related to higher rate case costs incurred in the prior year.

Gas Charge Settlement

In the quarter ended June 30, 2007, NSG recorded a pretax charge of $2.0 million related to the Conservation Programs, as discussed in Note 8 of the Condensed Notes to Financial Statements.

Depreciation and Amortization

Depreciation and amortization expense for the quarter ended June 30, 2007, increased $0.1 million (7.1%) mainly due to the impacts of a higher year-over-year property, plant and equipment balance due primarily to capital expenditures for NSG's gas distribution system.

Other (Expense) Income

	Three Months Ended June 30,
NSG’s Other (Expense) Income (Millions)	2007	2006	Change
Miscellaneous income	$0.6	$0.5	20.0%
Interest expense	(1.0)	(0.9)	11.1%
Other (expense) income	$(0.4)	$(0.4)	0.0%

Provision for Income Taxes

The income tax benefit for the quarter-ended June 30, 2007 increased $0.2 million primarily due to lower taxable income.

The overall effective tax rates for the quarters ended June 30, 2007 and 2006 were 14.5% and 139.7%, respectively. The effective income tax rate for the three-month periods ended June 30, 2007 and 2006 were not meaningful given the low level of pre-tax income (loss). The accounting rules for interim income taxes require that the year-to-date tax provision or benefit be based on the expected annual effective tax rate. At June 30, 2007, the expected annual effective tax rate for all items of income or loss for the year was 36.6%.

Six Months 2007 Compared with Six Months 2006

Overview of Operations

NSG's net income was $6.2 million for the six-month period ended June 30, 2007, compared to $13.8 million for the same year-ago period. Results for the six-month period ended June 30, 2007, were impacted by a $2.0 million pretax charge related to the funding of the Conservation Programs, as discussed in Note 8 of the Condensed Notes to Financial Statements. Results for the six-month period ended June 30, 2006 were impacted by a pretax credit adjustment of $12.7 million related to the settlement of Gas Charge proceedings for fiscal years 2001 through 2004.

Revenues for the six-month period ended June 30, 2007 increased $17.1 million (11.2%) compared with the same year-ago period.  These results reflected the impact on revenues of increased deliveries due to weather (approximately $18 million) that was 13.4% colder compared with the same year-ago period and higher weather-normalized demand (approximately $6 million), partially offset by the impact on revenues of lower natural gas prices (approximately $5 million) that are recovered on a dollar-for-dollar basis.  Natural gas costs were 4.1% lower (on a per-unit basis) during the six-month period ended June 30, 2007 compared to the same period in 2006.  Following regulatory practice, changes in the total cost of natural gas are passed on to customers.

NSG's margin increased $2.5 million (7.0%) for the six-month period ended June 30, 2007, compared to the same year-ago period, primarily due to the impact of increased deliveries due to weather (approximately $2 million) that was 13.4% colder compared with the same year-ago period.

See Notes 1 and 3 of the Condensed Notes to Financial Statements for a discussion of a change in accounting policy with regards to presenting both revenues and taxes, other than income taxes, net of certain taxes on the Condensed Consolidated Statements of Income.

NSG's results of operations for the six-month periods ended June 30 are shown in the following table:

	Six Months Ended June 30,
NSG Results (Millions)	2007	2006	Change

Revenues	$170.4	$153.3	11.2%
Purchased gas costs	132.4	117.8	12.4%
Margins	$38.0	$35.5	7.0%

Throughput in therms
Residential	119.9	102.6	16.9%
Commercial and industrial	26.3	22.1	19.0%
Transport	71.2	69.2	2.9%
Total sales in therms	217.4	193.9	12.1%

Weather
Heating degree days - actual	3,808	3,358	13.4%

Operating Expenses

	Six Months Ended June 30,
NSG's Operating Expenses (Millions)	2007	2006	Change
Operating and maintenance expenses	$20.1	$19.9	1.0%
Gas charge settlement (credit)	2.0	(12.7)	(115.7)%
Depreciation and amortization	3.0	2.8	7.1%
Taxes, other than income taxes	1.9	1.8	5.6%

Operating and Maintenance Expenses

Operating and maintenance expenses increased $0.2 million (1.0%), to $20.1 million during the six-month period ended June 30, 2007, from $19.9 million during the same year-ago period, driven by the following:

•	Increased injuries and damages expense of $0.6 million.
•
Decreased utility environmental costs of $0.3 million related to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 8 of the Condensed Notes to Financial Statements for further discussion).  These costs are recovered through the utility’s environmental rate recovery mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

Gas Charge Settlement (Credit)

In the six-month period ended June 30, 2007, NSG recorded a pretax charge of $2.0 million related to the Conservation Programs, as discussed in Note 8 of the Condensed Notes to Financial Statements.

In the six-month period ended June 30, 2006, NSG recorded a pretax credit adjustment of $12.7 million related to a settlement of NSG's Gas Charge proceedings for 2001 through 2004 with the ICC, as discussed in Note 8 of the Condensed Notes to Financial Statements.

Depreciation and Amortization

Depreciation and amortization expense for the six-month period ended June 30, 2007, increased $0.2 million (7.1%) mainly due to impacts of a higher year-over-year property, plant and equipment balance due primarily to capital expenditures for NSG's gas distribution system.

Taxes Other Than Income Taxes

Taxes other than income taxes for the six-month period ended June 30, 2007 increased $0.1 million (5.6%) primarily due to higher payroll-related taxes resulting from increased labor expenses.

Other (Expense) Income

	Six Months Ended June 30,
NSG’s Other (Expense) Income (Millions)	2007	2006	Change
Miscellaneous income	$0.8	$0.7	14.3%
Interest expense	(2.0)	(1.9)	5.3%
Other (expense) income	$(1.2)	$(1.2)	0.0%

Provision for Income Taxes

Income tax expense for the six-month period ended June 30, 2007, decreased $5.1 million primarily due to lower pretax income. The overall effective tax rates for the six-month periods ended June 30, 2007 and 2006 were 36.8% and 38.6%, respectively.  The effective tax rate differs from the federal tax rate of 35% primarily due to the effect of state income taxation, offset by the permanent tax effects of employee benefit-related deductions.

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

Cash Flows Variations

The following is a summary of cash flows for NSG:

(Millions)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net cash provided by (used in) operating activities	$36.2	$51.2
Net cash provided by (used in) investing activities	$(31.7)	$(5.0)
Net cash provided by (used in) financing activities	$(4.6)	$(12.9)

Operating Cash Flows

Cash provided by operating activities decreased for the six-month period ended June 30, 2007 as compared to the six-month period ended June 30, 2006, primarily due to unfavorable net changes in working capital. In the accompanying cash flow statements, balance sheet changes in current deferred tax assets and other receivables exclude certain noncash transactions (primarily the effects of MTM accounting).  For the six-month period ended June 30, 2007, balance sheet changes in NSG's receivables from related parties and payables to related parties exclude the noncash effects of derivative activity previously conducted on its behalf by PEC.

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

The credit ratings at June 30, 2007 for NSG are listed in the table below.

Credit Ratings - NSG	Standard & Poor's	Moody's

Senior secured debt	A-	A1

NSG believes these ratings continue to be among the best in the energy industry and allow us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

Balance Sheet Variations

Total assets at June 30, 2007 increased $10.5 million compared to December 31, 2006, due to an increase in a loan receivable due from PGL and an increase in noncurrent regulatory assets (related primarily to an increase in the environmental remediation liability, as discussed in Note 8 of the Condensed Notes to Financial Statements), partially offset by a decrease in current regulatory assets (related primarily to MTM accounting for the utility gas costs hedging program), and seasonal decreases in customer receivables, unbilled revenues and natural gas in storage.  The decrease in current liabilities was driven by decreases in payables to related parties (due primarily to the transfer of derivative contracts from PEC to NSG that were previously contracted by PEC on behalf of NSG) and customer credit balances, partially offset by an increase in the temporary LIFO liquidation credit.  NSG’s increase in long-term liabilities and deferred credits was due primarily to the increase in the environmental remediation liability and due to the Conservation Programs liability accrued during the current quarter and discussed in Note 8 of the Condensed Notes to Financial Statements.  Total capitalization did not change significantly.

Total assets at June 30, 2007 increased $53.1 million compared to June 30, 2006, due to an increase in non-current regulatory assets (related primarily to the recognition of asset retirement obligations required under FIN 47 as of September 30, 2006, and an increase in the environmental remediation liability, as discussed in Note 8 of the Condensed Notes to Financial Statements) and an increase in a loan receivable due from PGL.  These increases were partially offset by a decrease in cash and cash equivalents.  The decrease in current liabilities was driven by a decrease in payables to related parties due primarily to the transfer of derivative contracts from PEC to NSG.  Long-term liabilities and deferred credits increased due to the recognition of asset retirement obligations under FIN 47, an increase in the environmental remediation liability, the increase in pension and other postretirement benefits liabilities with the adoption of SFAS No. 158 at December 31, 2006, and due to the Conservation Programs liability accrued during the current quarter.  NSG’s total capitalization did not change significantly.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of NSG as of June 30, 2007:

	Payments Due by Period
			2008-	2010-	2012 and
(Millions)	Total	2007	2009	2011	Thereafter
Total debt	$69.1	$-	$-	$-	$69.1
Estimated interest payments on debt	42.4	1.7	6.6	6.6	27.5
Operating leases	-	-	-	-	-
Purchase obligations	65.5	8.7	25.2	9.8	21.8
Total contractual cash obligations	$177.0	$10.4	$31.8	$16.4	$118.4

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $87.5 million at June 30, 2007 as the amount and timing of payments are uncertain. See Note 8 of the Condensed Notes to Financial Statements for more information about NSG’s environmental liabilities.

As of June 30, 2007, surety bonds totaling $0.2 million and a standby letter of credit in the amount of $10,000 had been issued on NSG's behalf.

Capital Requirements

NSG makes large investments in capital assets. Net construction expenditures are expected to be $33 million in the aggregate for the 2007 through 2009 period. The largest of these expenditures is for the pipe distribution system.

Capital Resources

NSG has the ability to borrow up to $50 million from PEC and to loan to or borrow from PGL up to $50 million.  As of June 30, 2007, there were no loans from PEC or PGL to NSG. As of June 30, 2007, there were loans of $27.2 million from NSG to PGL.

NSG's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 2007, such restrictions amounted to $6.9 million of NSG's total retained earnings of $79.6 million.  As of June 30, 2007, NSG was in compliance with all of the covenants under its credit facilities and other obligations.  For the period 2007 through 2009, NSG plans to use internally generated funds net of forecasted dividend payments, debt financings and equity infusions to fund capital requirements.  NSG plans to maintain debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes NSG has adequate financial flexibility and resources to meet its future needs.

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

Proposed Illinois Gross Receipts Tax

On March 7, 2007, Illinois' Governor, in his Budget Address, proposed replacing the corporate income tax with a gross receipts tax ("GRT"). Under this proposal, the GRT rate on goods would be 0.85% and the rate on services would be 1.95%; the GRT would not apply to businesses with sales of less than $2 million.  It is not clear which rate NSG would be subject to.  The tax would take effect on January 1, 2008, and the first full year of implementation would be the calendar year 2008. During this period, businesses would receive a 100% credit against corporate income taxes paid.  The personal property replacement tax would remain intact and continue to apply to partnerships and corporations. It is unclear how existing Illinois net operating losses and Illinois corporate income tax credits will apply to the GRT.  The proposed tax would require unitary filings only with members who have Illinois nexus and allow intercompany eliminations among these members only. On May 11, 2007, the Illinois House of Representatives voted not to support the proposed GRT plan.

Service Company

As part of the regulatory approval process for the merger with PEC, Integrys agreed to formally propose the formation of a centralized service company to provide administrative support primarily to Integrys' six regulated utilities, including NSG. These services will include categories such as legal, accounting and finance, environmental, information technology, purchasing and warehousing, human resources, administrative services (e.g. real estate, printing, etc.), external/regulatory affairs, natural gas services, and natural gas supply. In addition, many of these services will also be provided to the Integrys nonregulated companies. The creation of a centralized service company will require Integrys' subsidiaries to move many of the employees supporting these functions into the new service company, including employees from PEC and PGL. Certain assets will also be transferred by Integrys' subsidiaries to the service company. On June 6, 2007, the service company entity, Integrys Business Support was established. Integrys Business Support will become an operational centralized service company upon receipt of necessary regulatory approvals or waivers in a form acceptable to Integrys. On June 8, 2007, Integrys and its regulated utilities, including NSG, filed applications with the ICC, Public Service Commission of Wisconsin, Minnesota Public Utilities Commission, and Michigan Public Service Commission seeking necessary regulatory approvals or waivers associated with the formation and operation of the service company. The requested approvals will relate to and include the categories of services to be delivered by Integrys Business Support, the contracts and arrangements governing the provision of such inter-company services, the transfer of assets and employees to Integrys Business Support, and the methodologies for allocating the costs for these services to the entities who take these services. The required regulatory approvals or waivers were requested with the intent that the service company can become operational by January 1, 2008. In states where action is required, prehearing conferences have been held and hearing dates have been scheduled during September and October in anticipation of year-end approvals. Discovery from regulatory staffs and respective intervenors is currently in progress.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, NSG's management, including NSG's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of NSG’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that, as of the date of such evaluation, NSG’s disclosure controls and procedures were effective in accumulating and timely alerting management to information relating to NSG as appropriate to allow timely decisions regarding required disclosure to be included in NSG's periodic SEC filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes In Internal Control

Other than the merger between a subsidiary of Integrys and PEC discussed below, there were no changes in NSG's internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, NSG's internal control over financial reporting.

Effective February 21, 2007, the merger mentioned above was consummated.  Integrys is currently in the process of integrating the internal controls and procedures of NSG with its internal controls over financial reporting. Integrys has expanded its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include NSG.  See Notes 1, 3, 11 and 12 of the Condensed Notes to Financial Statements for additional information related to the merger.

Part II - Other Information

Item 1.  Legal Proceedings

See Note 8 of the Condensed Notes to Financial Statements for discussions pertaining to environmental matters, proceedings at the ICC regarding the prudency of gas costs recovered by NSG through the Gas Charge, a purported class action filed against NSG by its customers alleging violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and other events and proceedings, which note is incorporated herein by reference.

Labor Contracts

Local 2285 of the International Brotherhood of Electrical Workers AFL-CIO represents union employees at NSG. The current collective bargaining agreement expires on June 30, 2008.

Item 1A.  Risk Factors

There were no material changes to the risk factors pertaining to NSG as presented in the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006.

Item 6.  Exhibits

The following documents are attached as exhibits:

Exhibit
Number	Description of Document

3.1	Amendment to By-Laws adopted May 17, 2007.

3.2	By-Laws of North Shore Gas Company, as amended and restated May 17, 2007.

12	North Shore Gas Company Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, North Shore Gas Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company

Date: August 8, 2007	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and
Chief Accounting Officer)

NORTH SHORE GAS COMPANY
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

Exhibit
Number	Description of Document

3.1	Amendment to By-Laws adopted May 17, 2007.

3.2	By-Laws of North Shore Gas Company, as amended and restated May 17, 2007.

12	North Shore Gas Company Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company