Form 10-Q
period 2007-09-30
NORTH SHORE GAS CO /IL/
filed 2007-11-08
CIK 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

2-35965	NORTH SHORE GAS COMPANY	36-1558720
(An Illinois Corporation)
130 East Randolph Drive
24th Floor
Chicago, Illinois 60601-6207
(312) 240-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer" and "large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,625,887 shares of common stock, without par value, outstanding at November 2, 2007, all of which were held, beneficially and of record, by Peoples Energy Corporation.

NORTH SHORE GAS COMPANY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

EXHIBIT INDEX		38

12	North Shore Gas Company Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company

Commonly Used Acronyms

AG	Illinois Attorney General
CERCLA	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
IRS	Internal Revenue Service
LIFO	Last in, first out
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGUC	Michigan Gas Utilities Corporation (a wholly-owned subsidiary of Integrys Energy Group, Inc.)
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
MTM	Mark-to-market
OMC	Outboard Marine Corporation
NSG	North Shore Gas Company
PCB	Polychlorinated biphenyl
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
PRP	Potentially Responsible Party
PSCW	Public Service Commission of Wisconsin
ROD	Record of decision
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WPSC	Wisconsin Public Service Company (a wholly-owned subsidiary of Integrys Energy Group, Inc.)

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

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006 and as such may be amended or supplemented in Part II, Item 1A of this report. Other factors include:

•	The successful combination of the operations of PEC and its subsidiaries, including NSG, within Integrys Energy Group, Inc. ("Integrys") (Integrys was formerly known as WPS Resources Corporation);
•	Unexpected costs and/or unexpected liabilities related to the merger between a subsidiary of Integrys and PEC;
•	The combined company of Integrys and PEC may be unable to achieve the forecasted synergies or it may take longer or cost more than expected to achieve these synergies;
•	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting NSG;
•
The impact of recent and future federal, state and local regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the natural gas utility industry, changes in environmental, tax and other laws and regulations to which NSG and its subsidiary are subject, as well as changes in application of existing laws and regulations;

•
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup, proceedings concerning the prudence review of NSG’s gas purchases and costs actually incurred;

•	The credit ratings of NSG could change in the future;
•	Resolution of audits or other tax disputes with the IRS, Illinois state revenue agencies or other taxing authorities;
•	The effects, extent and timing of additional competition or regulation in the markets in which NSG operates;
•	The impact of fluctuations in commodity prices, interest rates, and customer demand;
•	The effectiveness of NSG’s derivative instruments and hedging activities and their impact on its future results of operations;
•	Available sources and costs of natural gas;
•	Investment performance of employee benefit plan assets;
•	Advances in technology;
•	Effects of and changes in political, legal and economic conditions and developments in the United States and Illinois;
•	The direct or indirect effects of terrorist incidents, natural disasters or responses to such events;
•	Financial market conditions and the results of financing efforts, including risks associated with commodity prices (particularly natural gas), interest rates and counter-party credit;
•	Weather and other natural phenomena, in particular the effect of weather on natural gas sales;
•	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
•	Other factors discussed elsewhere herein and in other reports filed by NSG and/or Integrys from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties, therefore actual results may differ materially from those expressed or implied by such forward-looking statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006

Gas operating revenues	$22.9	$22.3	$192.6	$174.8
Operating expenses
Gas purchased for resale	13.4	12.2	145.8	130.0
Operating and maintenance expenses	8.7	9.6	28.8	29.5
Gas charge settlement	-	-	2.0	(12.7)
Depreciation and amortization	1.4	1.5	4.4	4.3
Taxes, other than income taxes	0.8	0.5	2.0	1.6
Operating income (loss)	(1.4)	(1.5)	9.6	22.1

Miscellaneous income	0.3	0.4	1.1	1.2
Interest expense	(1.1)	(1.1)	(3.1)	(3.1)
Other (expense) income	(0.8)	(0.7)	(2.0)	(1.9)

Income (loss) before taxes	(2.2)	(2.2)	7.6	20.2
Income tax expense (benefit)	(0.9)	(0.8)	2.7	7.8
Net Income (Loss)	$(1.3)	$(1.4)	$4.9	$12.4

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30,	December 31,	September 30,
(Millions)	2007	2006	2006
Assets
Current assets
Cash and cash equivalents	$5.3	$0.1	$12.8
Customer and other receivables, net of reserves of $1.9, $1.4, and
$2.1 at September 30, 2007, December 31, 2006 and September 30, 2006	13.3	24.2	9.0
Receivables from related parties	0.7	0.4	3.6
Accrued unbilled revenues	5.0	20.6	5.8
Natural gas in storage, primarily at last-in, first-out cost	19.8	10.0	21.7
Materials and supplies, at average cost	0.9	1.0	1.1
Regulatory assets	12.2	21.1	24.6
Assets from risk management activities	1.0	0.4	0.3
Deferred income taxes	2.9	1.9	2.5
Prepayments and other	1.8	1.3	2.8
Total current assets	62.9	81.0	84.2

Property, plant, and equipment, net of accumulated depreciation of $153.5, $151.2, and
$149.8 at September 30, 2007, December 31, 2006 and September 30, 2006, respectively	225.9	224.6	224.7
Noncurrent regulatory assets	119.8	103.6	86.8
Investments and other assets	2.6	1.7	4.3
Long-term assets from risk management activities	0.1	-	-
Total assets	$411.3	$410.9	$400.0

Liabilities and Capitalization
Current liabilities
Accounts payable	$16.6	$25.0	$21.1
Payables to related parties	10.0	23.3	29.6
Current liabilities from risk management activities	9.7	3.2	-
Accrued interest and taxes	1.7	5.4	2.6
Gas costs refundable through rate adjustments	7.0	2.7	12.4
Customer credit balances	7.4	12.2	11.8
Other	8.2	4.5	4.6
Total current liabilities	60.6	76.3	82.1
Long-term liabilities and deferred credits
Deferred income taxes	41.8	45.2	45.7
Deferred investment tax credits	2.8	2.8	2.9
Noncurrent regulatory liabilities	2.0	2.1	2.1
Environmental remediation liability	86.3	70.4	67.9
Pension and postretirement benefit obligations	24.8	22.5	9.9
Long-term liabilities from risk management activities	0.1	-	-
Asset retirement obligations	20.4	19.5	19.3
Other	2.7	0.3	-
Total long-term liabilities and deferred credits	180.9	162.8	147.8

Commitments and contingencies

Capitalization
Common stock equity	100.7	102.7	100.9
Long-term debt	69.1	69.1	69.2
Total capitalization	169.8	171.8	170.1
Total liabilities and capitalization	$411.3	$410.9	$400.0

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)			September 30,	December 31,	September 30,
(Millions, except share amounts)			2007	2006	2006

Long-term debt
First mortgage bonds
Series		Year Due
M	5.00%	2028	$29.1	$29.1	$29.2
N-2	4.625%	2013	40.0	40.0	40.0
Total first and refunding mortgage bonds and adjustable rate bonds			69.1	69.1	69.2
Unamortized (discount) premium on long-term debt, net			-	-	-
Total long-term debt			69.1	69.1	69.2

Common stock equity
Common stock, without par value—
Authorized 5,000,000 shares
Outstanding 3,625,887 shares			24.8	24.8	24.8
Accumulated other comprehensive loss			(0.1)	(0.1)	(0.2)
Retained earnings			76.0	78.0	76.3
Total common stock equity			100.7	102.7	100.9
Total capitalization			$169.8	$171.8	$170.1

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30,
(Millions)	2007	2006

Operating Activities:
Net income (loss)	$4.9	$12.4
Adjustments to reconcile net income to cash provided by operations:
Depreciation	5.0	4.9
Deferred income taxes and investment tax credits—net	(1.1)	8.8
Pension and postretirement expense	2.0	2.4
Pension and postretirement funding	-	(1.8)
Gas charge settlement expense (credit)	2.0	(12.7)
Gas charge reconciliation expense	0.7	-
Other adjustments	(6.3)	(4.3)
Net changes in:
Receivables—net	24.5	56.7
Receivables from related parties	(0.4)	(3.2)
Gas in storage	(9.8)	(12.4)
Gas costs recoverable/refundable through rate adjustments	3.7	9.1
Accounts payable	(8.4)	(24.4)
Payables to related parties	6.1	(0.9)
Accrued interest	0.8	0.9
Accrued taxes	(4.5)	(5.6)
Temporary LIFO liquidations	-	(3.7)
Customer credit balances	(4.8)	5.2
Gas charge settlement liability	-	(4.3)
Other	1.8	4.8
Net cash provided by (used in) operating activities	16.2	31.9

Investing Activities:
Capital spending	(6.5)	(7.4)
Short-term investments	-	-
Intercompany loan receivable	0.1	-
Net cash provided by (used in) investing activities	(6.4)	(7.4)

Financing Activities:
Intercompany loan payable	-	(9.9)
Dividends paid on common stock	(4.6)	(3.0)
Net cash provided by (used in) financing activities	(4.6)	(12.9)

Net increase (decrease) in cash and cash equivalents	5.2	11.6
Cash and cash equivalents at beginning of period	0.1	1.2
Cash and cash equivalents at end of period	$5.3	$12.8

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE 1--FINANCIAL INFORMATION

We have prepared the condensed, consolidated financial statements of NSG and its wholly-owned subsidiary under the rules and regulations of the SEC.

These financial statements on Form 10-Q have not been audited.  Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown.  We have condensed or omitted certain financial information and note disclosures normally included in our annual audited financial statements. These condensed financial statements should be read along with the audited financial statements and notes included in the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2006.

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

Condensed Consolidated Statements of Income:

Revenues and taxes, other than income taxes, are presented net of pass-through taxes. (See Note 3, "Revenue Recognition," for further discussion.)

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

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the NSG Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(Millions)	2007	2006
Cash paid for interest	$1.9	$1.9
Cash paid for income taxes	$9.6	$3.9

NOTE 3--REVENUE RECOGNITION

Natural gas sales and transportation revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utilities Act provides that the tax may be recovered from utility customers by adding an additional charge to customers’ bills. These pass-through taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. The revenues presented on the Condensed Consolidated Statements of Income exclude the billings to customers for these pass-through taxes.  For the three-month and nine-month periods ended September 30, 2006, NSG previously reported most revenue taxes on a gross basis, whereby the billed amounts for the recovery of these taxes were included in revenues, and an offsetting expense amount (net of an administrative fee) representing the expected cash payment of the taxes was included in taxes, other than income taxes on the statement of income. In connection with the PEC merger, beginning with the quarter ended March 31, 2007, NSG adopted the accounting policy of excluding such pass-through taxes from both revenues and taxes, other than income taxes.  Revenue tax amounts excluded from revenues and taxes, other than income taxes for the three- and nine-month periods ended September 30, 2006 were $1.4 million and $9.3 million, respectively.

NOTE 4--GAS IN STORAGE

For 2007, NSG prices storage injections, except for liquid propane, at the calendar year average of the costs of natural gas supply purchased.  For 2006, NSG priced storage injections at the fiscal year average of the costs of natural gas supply purchased.  Withdrawals from storage, except for liquid propane, are priced on the LIFO cost method.  NSG accounts for liquid propane inventory using the average cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. Because September 30, 2006 was formerly the fiscal year end, the September 30, 2006 inventory balance was not accounted for as an interim period balance.  Due to seasonality requirements, NSG expects interim reductions in LIFO layers to be replenished by year end. At September 30, 2007 and 2006, all LIFO layers were replenished and the LIFO liquidation credit balance was zero.

NOTE 5--RISK MANAGEMENT ACTIVITIES

Derivative Instruments and Hedging Activities

NSG's gas supply costs may vary due to changes in commodity prices that affect its operations. To manage this volatility, NSG uses forward contracts and financial instruments, including commodity swaps and options. It is the policy of NSG to use these instruments solely for the purpose of managing volatility and not for any speculative purpose. NSG accounts for derivative financial instruments pursuant to SFAS No. 133 “Accounting for Derivatives and Hedging Activities”, as amended and interpreted ("SFAS No. 133"). Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception.

Mark-To-Market Derivative Instruments.  NSG uses derivative instruments to manage its cost of gas supply and mitigate price volatility. All such derivative instruments are measured at fair value. NSG's tariffs allow for full recovery from its customers of prudently incurred gas supply costs, including gains or losses on these derivative instruments. In turn, SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” ("SFAS No. 71"), allows for these MTM derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of NSG.

The MTM asset (liability) value of the above contracts for NSG at September 30, 2007, December 31, 2006, and September 30, 2006 were $(8.7) million, $(20.2) million, and $(24.1) million, respectively.

Cash Flow Hedges. During the fiscal year ended September 30, 2003, NSG entered into treasury lock agreements that hedged the 10-year treasury component of a portion of the total anticipated fiscal 2003 debt financings.  On April 24, 2003, in connection with the issuance of the new debt, NSG unwound its treasury positions locking in a $0.4 million loss recorded to accumulated other comprehensive income.  This amount is being amortized as interest expense over the 10-year term of the debt.

The portion of accumulated other comprehensive income (loss) at September 30, 2007 that is expected to be reclassified to earnings during the next 12 months is $(23,000).  The maximum term of accumulated other comprehensive income (loss) expected to be reclassified is 67 months.

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

	Assets			Liabilities
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Millions)	2007	2006	2006	2007	2006	2006

Commodity contracts	$1.1	$2.5	$2.8	$9.8	$22.7	$26.9
Balance Sheet Presentation
Current
Assets/liabilities from risk management activities	$1.0	$0.4	$0.3	$9.7	$3.2	$-
Other receivables	-	2.1	2.5	-	-	-
Payables to related parties	-	-	-	-	18.9	26.9
Total current	$1.0	$2.5	$2.8	$9.7	$22.1	$26.9
Long-term
Assets/liabilities from risk management activities	$0.1	$-	$-	$0.1	$-	$-
Payables to related parties	-	-	-	-	0.6	-
Total long-term	0.1	-	-	0.1	0.6	-
Total	$1.1	$2.5	$2.8	$9.8	$22.7	$26.9

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

The following table shows all changes to the asset retirement obligation liabilities of NSG.

(Millions)
Asset retirement obligations at December 31, 2006	$19.5
Accretion	0.9
Asset retirement obligations at September 30, 2007	$20.4

NOTE 7--INCOME TAXES

The effective tax rates were 41.4% and 36.6% for the three-month periods ended September 30, 2007 and 2006, respectively, and 35.5% and 38.8% for the nine-month periods ended September 30, 2007 and 2006, respectively. NSG's provision for income taxes for 2007 is calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting" (“APB 28"). The accounting rules for interim income taxes require that the year-to-date tax provision or benefit for ordinary income or loss be based on the expected annual effective tax rate for ordinary income or loss.  APB 28 was not applied in the September 30, 2006 income statement as September 30 was NSG's fiscal year end for 2006. The provision for the three and nine months ended September 30, 2006 did not take into account any forecasted activity beyond September 30, 2006. As a result, the effective income tax rates for the 2006 periods and for the quarter ended September 30, 2007are not meaningful. The effective tax rate differs from the federal tax rate of 35% for the nine-month period ended September 30, 2007, primarily due to the effect of state income taxation, partially offset by the permanent tax effects of the exclusion of the Medicare subsidy from taxable income.

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

NSG records penalties and interest related to uncertain tax positions in income tax expense.

NSG files income tax returns in the U.S. federal jurisdiction and in various U.S. state jurisdictions. With a few exceptions (major exceptions listed below), NSG is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2002.

•
Illinois Department of Revenue – NSG has agreed to extensions of the statutes of limitations for assessing tax for tax years covering 2001-2004. The extensions for tax years covering 2001-2002 expire March 31, 2008, and the extensions for tax years covering 2003-2004 expire December 31, 2008.

•
United States IRS – NSG has agreed to extensions of the statutes of limitations for tax years covering 1999-2004. The extensions for tax years covering 1999-2003 expire September 30, 2008, and the extension covering tax year 2004 expires June 30, 2009.

NSG has closed examinations for the following major jurisdictions for the following tax years:

•
United States IRS – NSG has partially agreed to an audit report and closing statement for an IRS examination of the 1999-2003 tax years, but NSG has protested one issue from the agent’s report that has been sent to IRS appeals for potential resolution.

NSG has open examinations for the following major jurisdictions for the following tax years:

•	United States IRS – NSG has an open examination for the 2004-2005 tax years.
•	Illinois Department of Revenue – NSG has an open examination for the 2001-2006 tax years.

We do not expect a significant impact to the FIN 48 liability from the expiration of the statute of limitations in any jurisdiction to occur within the next 12 months.

NOTE 8--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

NSG has obligations at September 30, 2007 related to natural gas supply and transportation contracts with total estimated demand payments of $61.3 million through 2017. NSG expects to recover these costs in future customer rates. Additionally, NSG has contracts to sell natural gas to customers.

NSG also has commitments in the form of purchase orders issued to various vendors totaling $1.0 million at September 30, 2007.

Environmental

Former Manufactured Gas Plant Sites

NSG, its predecessors and certain former affiliates operated facilities in the past at multiple sites for the purposes of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites. Under certain laws and regulations relating to the protection of the environment, NSG might be required to undertake remedial action with respect to some of these materials. NSG was addressing these sites under a program supervised by the IEPA.  As discussed below, in 2007 NSG transferred certain of these sites to a program administered by the EPA.

NSG is addressing five manufactured gas plant sites, including one site described in more detail below. Investigations have been completed at all or portions of four sites.  Cleanups have not yet been completed at any of these four sites. NSG has determined that cleanup is not required at one of these four sites.

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

NSG estimated the future undiscounted investigation and cleanup costs for remaining work to be done at all of the Illinois manufactured gas plant sites (namely, those being addressed by both the IEPA and the EPA) as of September 30, 2007 to be approximately $86.3 million.  This represents a substantial increase from estimates prior to June 30, 2007. Effective with the quarter ended June 30, 2007, this estimate takes into account (1) the transfer of sites to the EPA, which allows for estimates with greater certainty for sediment cleanup and remediation of sites where access to the sites could not previously be obtained under the IEPA program and (2) is based on assumptions and calculation methodology consistent with that used by WPSC in determining its investigative and cleanup costs for manufactured gas plant sites.  NSG may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations and the assessment of natural resource damages.

NSG intends to seek contribution from other entities for the costs incurred at the sites, but the full extent of such contributions cannot be determined at this time. NSG is recovering the costs of environmental activities relating toits former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the ICC, which authorize recovery of prudently incurred costs. Costs incurred in each fiscal year are subject to a prudence review by the ICC during a reconciliation proceeding for such fiscal year. The related regulatory asset (stated in current year dollars), representing unrecovered costs (both incurred to date and estimated future costs), was $88.0 million at September 30, 2007. Costs are expensed in the statement of income in the same period they are billed to customers and recognized as revenues.

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

Former Mineral Processing Site in Denver, Colorado

In 1994, NSG received a demand from the S.W. Shattuck Chemical Company, Inc., ("Shattuck") a responsible party under CERCLA, for reimbursement, indemnification and contribution for the response costs incurred at Shattuck’s Denver site. Shattuck is a wholly owned subsidiary of Salomon, Inc. (“Salomon”). The demand alleges that NSG is a successor to the liability of a former entity that was allegedly responsible during the period 1934 through 1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed.

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

Gas Charge Reconciliation Proceedings and Related Matters

For NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the gas charge and related gas costs. The gas charge represents the cost of gas and transportation and storage services purchased by NSG ("Gas Charge"). In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the ICC were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the ICC would order NSG to refund the affected amount to customers through subsequent Gas Charge filings. The proceedings are initiated shortly after the close of the fiscal year and historically take at least a year to 18 months to complete.

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

Pursuant to the Agreement, NSG also paid $0.2 million jointly to Chicago and the AG in 2006.  PEC also agreed to pay up to $5 million per year over the next five years (the “Subsequent Payments”) towards the funding of conservation and weatherization programs for low and moderate-income residential dwellings (the “Conservation Programs”). The five Subsequent Payments of up to $5 million will be paid based upon Conservation Programs to be developed by Chicago and/or the AG.  NSG will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs. In July 2007, NSG received an itemized estimated cost and request for payment jointly from Chicago and the AG in the amount of $0.4 million to fund Conservation Programs for the remainder of 2007. NSG management concluded that this estimated cost and request for payment constitutes sufficient evidence that Chicago and the AG has established or is taking steps to develop valid Conservation Programs as required under the Agreement and that it is probable Chicago and the AG will request similar levels of annual funding through 2011 (Chicago and the AG made no allowance for a partial year in its request for payment for 2007). Consequently, NSG recorded a $2 million liability and related charge to earnings in the quarter ended June 30, 2007 for Subsequent Payments representing its portion of the $25 million in total Subsequent Payments. Of this amount, $1.6 million is included in other long-term liabilities and $0.4 million is included in other current liabilities. The remaining $23 million of the $25 million in total Subsequent Payments represents PGL's portion.

Under the Agreement, NSG agreed to forgive all outstanding bad debt from fiscal years 2000-2005 existing as of March 6, 2006, remove the bad debt from customers’ records and to not use any forgiven indebtedness as a reason to deny natural gas service.  NSG wrote off an estimated $7 million in prior periods.

The Agreement provides that NSG will cooperate with Chicago and the AG to identify those customers of NSG who were not receiving natural gas as of the date of the Agreement that are financial hardship cases. The hardship cases were identified by NSG, the AG and Chicago. Following identification, NSG reconnected the hardship cases. NSG forgave all outstanding debt for reconnected customers.

Pursuant to the Agreement, NSG agreed to implement recommendations proposed by the ICC’s staff and the intervenors to conduct internal and external audits of its natural gas procurement practices.  A natural gas supply management audit performed by a consulting firm retained by the ICC is in progress.  No findings or recommendations have yet been issued.

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

The fiscal 2005 Gas Charge reconciliation case was initiated in November 2005 and NSG filed direct testimony.  The settlement of the prior fiscal years’ Gas Charge reconciliation proceedings does not affect this case.  The ICC staff and intervenor direct testimony was filed January 18, 2007.  The ICC staff's witnesses recommended a disallowance of approximately $1.1 million for NSG.  An intervenor witness (on behalf of the Citizens Utility Board) recommended a disallowance of approximately $1.1 million for NSG.  The majority of the proposed disallowances are for a one-time adjustment by NSG to transportation customers’ bank (storage) gas liability balances. NSG filed its rebuttal testimony on February 22, 2007, and the ICC staff and intervenors filed their rebuttal testimony on April 25, 2007. In their rebuttal testimony, the ICC staff's witnesses reduced their recommended disallowance to about $1 million. The record in this case was marked heard and taken on May 30, 2007, and briefing concluded in August 2007. The administrative law judges issued a proposed order on November 5, 2007. Exceptions from all parties to that proposed order are due November 19, 2007, and replies to exceptions are due November 26, 2007. The proposed order adopts ICC staff’s recommended disallowance of approximately $1 million. Following the filing of exceptions and replies, the administrative law judges will submit a proposed order to the ICC.

Prior to the quarter ended September 30, 2007, NSG had recorded a $0.4 million liability primarily related to the ICC staff’s proposed disallowance associated with the Gas Purchase and Agency Agreement that was at issue in the fiscal 2001-2004 cases (and in effect for only one month after 2004), which NSG stated in its rebuttal testimony it is not contesting and which is inclusive of accrued interest. In the quarter ended September 30, 2007, NSG recorded additional expense of $0.7 million (including interest).  As a result, an other current liability of $1.1 million as of September 30, 2007, which includes interest, is equal to the refund that would be required if the proposed order from the administrative law judges is adopted.

The fiscal 2006 Gas Charge reconciliation case was initiated on November 21, 2006.  NSG filed its direct testimony on April 10, 2007.  On May 16, 2007, the ICC initiated a Gas Charge reconciliation case for the period of October 2006 through December 2006 to cover the gap created by NSG’s move to a calendar year reconciliation period.  The ICC staff moved to consolidate the new case with the fiscal 2006 case, and the administrative law judge granted the motion in July 2007.  NSG’s direct testimony was filed October 17, 2007.  At a status hearing on the consolidated case in September 2007, the administrative law judge continued the matter generally and directed the parties to file a proposed schedule within sixty days of the ICC’s issuance of an order in the fiscal 2005 Gas Charge case.

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

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries, including NSG, by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that NSG was fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of natural gas service pipes and extensions of distribution natural gas mains and failing to return related customer deposits.  NSG filed two motions to dismiss the lawsuit. On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs’ seeking of declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC. On June 28, 2007, plaintiffs filed an amended complaint with the Circuit Court. NSG responded by filing a motion to dismiss and is awaiting a decision on this motion. NSG continues to believe it has meritorious defenses and intends to vigorously defend against the class action lawsuit.  Management cannot predict the outcome of this litigation and has not recorded a liability associated with this contingency.

NOTE 9--COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires the reporting of other comprehensive income in addition to net income (loss).  Total comprehensive income includes all changes in equity during a period except those resulting from investments by NSG's shareholder and distributions to NSG's shareholder.  NSG’s total comprehensive income (loss) is:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Net income (loss)	$(1.3)	$(1.4)	$4.9	$12.4
Minimum pension liability adjustment, net of tax of $0, $(1.5), $0 and $(1.5)	-	2.2	-	2.2
Total comprehensive income (loss)	$(1.3)	$0.8	$4.9	$14.6

NOTE 10-- EMPLOYEE BENEFIT PLANS

The following table provides the components of NSG's share of net periodic benefit cost for benefit plans sponsored by PEC for the three- and nine-month periods ended September 30, 2007 and 2006:

			Other Postretirement
	Pension Benefits		Benefits
Three Months Ended September 30, (Millions)	2007	2006	2007	2006
Service cost	$0.3	$0.4	$0.2	$0.1
Interest cost	0.4	0.4	0.2	0.1
Expected return on plan assets	(0.3)	(0.3)	-	-
Amortization of:
Net transition (asset)/obligation	-	-	-	-
Prior service cost	0.1	-	-	-
Net actuarial (gain)/loss	0.1	0.1	-	0.1
Net periodic benefit cost	0.6	0.6	0.4	0.3

Effect of lump sum settlements upon retirement	(0.1)	0.2	-	-
Net benefit cost	$0.5	$0.8	$0.4	$0.3

			Other Postretirement
	Pension Benefits		Benefits
Nine Months Ended September 30, (Millions)	2007	2006	2007	2006
Service cost	$1.0	$1.2	$0.5	$0.4
Interest cost	1.3	1.2	0.6	0.4
Expected return on plan assets	(0.9)	(1.0)	(0.1)	(0.1)
Amortization of:
Net transition (asset)/obligation	-	-	0.1	0.1
Prior service cost	0.1	0.1	-	-
Net actuarial (gain)/loss	0.2	0.4	0.1	0.2
Net periodic benefit cost	1.7	1.9	1.2	1.0

Effect of lump sum settlements upon retirement	0.3	0.5	-	-
Net benefit cost	$2.0	$2.4	$1.2	$1.0

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.  NSG follows SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" ("SFAS No. 88"), to account for unrecognized gains and losses related to the settlement of its pension plans' projected benefit obligations ("PBO").  During the three-and nine-month periods ended September 30, 2007 and 2006, a portion of each pension plan's PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88.

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

The amount of pension and other postretirement benefit costs deferred as a net regulatory asset at September 30, 2007 was $11.0 million and $2.7 million, respectively. Deferred amounts are expected to be recovered in rates over the employees' average remaining service period.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  During the nine month period ended September 30, 2007, NSG made contributions of less than $0.1 million. NSG does not expect to make additional contributions to either its pension plans or its other postretirement benefit plans during the year ending December 31, 2007.

NSG also has defined contribution plans that allow eligible employees to contribute a portion of their income in accordance with specified guidelines.  NSG matches a percentage of the employee contribution up to certain limits.  The cost of the NSG matching contribution to the plans totaled $0.1 million for each of the three-month periods ended September 30, 2007 and 2006, and $0.2 million for each of the nine-month periods ended September 30, 2007 and 2006.

NOTE 11--REGULATORY ENVIRONMENT

Merger

The PEC merger with WPS Resources Corporation was consummated effective February 21, 2007. Pursuant to the merger agreement, management of both companies jointly selected Integrys as the new name for the combined company. NSG and PGL are wholly-owned by PEC.

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

The Conditions of Approval also include commitments with respect to the pending rate cases of PGL and NSG. These are the inclusion of merger synergy savings of $1.6 million at NSG in the proposed test year, the recovery of $0.8 million at NSG of the merger-related costs in the test year (reflecting recovery of $4.2 million for NSG of costs over 5 years), proposing a combined PGL and NSG $7.5 million energy efficiency program which will be contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs. Finally, the order provides authority for PGL and NSG to recover from ratepayers in a future rate case after the pending rate cases up to an additional $9.9 million of combined merger costs, for a maximum potential recovery of $44.9 million. PGL and NSG must demonstrate in the future that merger synergy savings realized have exceeded the merger costs. As of September 30, 2007, the regulatory asset balance representing NSG merger costs to be recovered totaled $1.7 million.

Rate Case

On March 9, 2007, NSG filed a request with the ICC to increase natural gas rates for NSG by $6.3 million on an annual basis for 2008. The proposed rate increase is required to allow NSG to recover its current cost of service and to provide a reasonable rate of return on its equity investment. The filing includes an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure.

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

The rate case process in Illinois requires receipt of a written order from the ICC within 11 months from the date of filing, which would be February 5, 2008.  On June 29, 2007, the ICC staff filed its direct testimony and on July 24, 2007, filed supplemental direct testimony on one issue in the PGL and NSG rate cases, which have been consolidated.  The return on common equity recommended by the ICC staff for NSG was 9.5%.  The ICC staff opposed the proposed riders to address specific costs and revenues between rate cases, but offered alternative proposals for each rider if the ICC decides to approve the riders.  Intervenors also filed direct testimony on June 29, 2007 and July 3, 2007.  In its rebuttal testimony, NSG changed its requested revenue requirement increase to approximately $4.25 million.

On September 5, 2007, NSG filed surrebuttal testimony, changing the requested revenue requirement increase to approximately $3.5 million.  The reductions from the original request were primarily to reflect more current information on capital spending and natural gas price sensitive expenses.  Hearings were held in Chicago from September 10 through September 17, 2007.  Briefs were filed on October 12, 2007.  Reply briefs and a draft order were filed October 23, 2007.  The ICC staff's initial brief proposed a decrease of $1.4 million for NSG. The administrative law judges are expected to file a proposed order on November 20, 2007 with exceptions due December 10, 2007 and replies to exceptions due December 17, 2007.

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

Segments of Business	Gas		NSG
(Millions)	Utility(1)	Other(2)	Consolidated

Three Months Ended September 30, 2007
Revenues	$22.9	$-	$22.9
Operating expenses	24.3	-	24.3
Operating (loss)	(1.4)	-	(1.4)
Net (loss)	(1.3)	-	(1.3)

Three Months Ended September 30, 2006
Revenues	$22.3	$-	$22.3
Operating expenses	23.8	-	23.8
Operating (loss)	(1.5)	-	(1.5)
Net (loss)	(1.4)	-	(1.4)

Nine Months Ended September 30, 2007
Revenues	$192.6	$-	$192.6
Operating expenses	183.0	-	183.0
Operating income	9.6	-	9.6
Net income	4.9	-	4.9

Nine Months Ended September 30, 2006
Revenues	$174.8	$-	$174.8
Operating expenses	152.7	-	152.7
Operating income	22.1	-	22.1
Net income	12.4	-	12.4

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  This standard permits entities to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157.  Included within the scope of the standard are all recognized financial assets and financial liabilities, except consolidated investments, consolidated interests in a variable interest entity, obligations for pension and certain other benefits, leases, and financial instruments that are classified as a component of shareholder's equity. Also included in the scope of the standard are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services, and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.  SFAS No. 159 is effective for NSG beginning January 1, 2008.  NSG does not anticipate electing the fair value option for any eligible items at the January 1, 2008 adoption date.  However, after January 1, 2008, NSG will continue to evaluate the fair value election for eligible items on a case by case basis.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

INTRODUCTION

NSG is a regulated utility, which purchases, stores, distributes, sells and transports natural gas to about 157,500 customers in 54 communities in northeastern Illinois.

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

Maintain and Grow a Strong Regulated Utility Base - A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, and quality credit ratings, which are critical to NSG's success.  NSG believes the merger between Integrys and PEC will help maintain and grow its regulated utility base. To this end, NSG continues to upgrade its gas distribution facilities, related systems, and processes to enhance safety, reliability, and value for NSG's customers and Integrys' shareholders.

Integrate Resources to Provide Operational Excellence - NSG is committed to integrating resources and finding the best, most efficient processes while adhering to any and all applicable regulatory and legal restrictions. Through innovative ideas, embracing change, leveraging individual capabilities and expertise and utilizing creative solutions to meet and exceed its customers' expectations, NSG strives to provide value to Integrys shareholders and NSG customers and assist in lowering costs for certain activities. NSG works to optimally source work and combine resources to achieve best practices in order to achieve operational excellence and sustainable value for NSG's customers and Integrys' shareholders.

Place Strong Emphasis on Asset and Risk Management - NSG's risk management strategy includes the management of market, credit, and operational risk through the normal course of business. Forward purchases and sales of natural gas allow for opportunities to reduce the risk associated with price movement in a volatile market. NSG's asset management strategy calls for the continuous assessment of its existing assets, including the disposition of assets which are no longer needed for ongoing operations.

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Natural Gas Services - NSG's mission is to provide customers with the best value in natural gas services. By effectively operating its gas distribution facilities, while maintaining or exceeding environmental standards, NSG seeks to provide a safe, reliable, and value priced service to its customers. NSG concentrates its efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile.  NSG manages its operations to reduce the impact it might have on the environment.

Rate Case

See Note 12, “Segments of Business,” in the Condensed Notes to Financial Statements for a discussion of NSG's request with the ICC to increase its natural gas rates for 2008.

RESULTS OF OPERATIONS

Third Quarter 2007 Compared with Third Quarter 2006

Overview of Operations

NSG's net loss was $(1.3) million for the quarter ended September 30, 2007, compared to $(1.4) million for the same quarter in 2006.

Due to a number of factors, including the seasonality of NSG's businesses and market price volatility, the quarterly results of operations should not be considered indicative of the results to be expected for the year as a whole.

Revenues for the quarter ended September 30, 2007 increased $0.6 million (2.7%) compared with the same year-ago period.  These results reflected the impact on revenues of higher natural gas prices (approximately $3 million) that are recovered on a dollar-for-dollar basis, partially offset by decreased natural gas throughput volumes due to lower weather-normalized demand (approximately $2 million). Natural gas costs were 28.4% higher (on a per-unit basis) during the quarter ended September 30, 2007 compared to the same quarter in 2006.  Following regulatory practice, changes in the total cost of natural gas are passed on to customers.

NSG's margin decreased $0.6 million (5.9%) for the quarter ended September 30, 2007, compared to the same quarter in 2006, primarily due to the impact of weather (approximately $0.1 million) that was 52.2% warmer compared with the same year-ago period and decreased natural gas throughput volumes due to lower weather-normalized demand (approximately $0.4 million).

See Notes 1, “Financial Information,” and 3, “Revenue Recognition,” in the Condensed Notes to Financial Statements for a discussion of a change in accounting policy with regards to presenting both revenues and taxes, other than income taxes, net of certain taxes on the Condensed Consolidated Statements of Income.

NSG's results of operations for the quarters ended September 30 are shown in the following table:

	Three Months Ended September 30,
NSG Results (Millions)	2007	2006	Change

Revenues	$22.9	$22.3	2.7%
Purchased gas costs	13.4	12.2	9.8%
Margins	$9.5	$10.1	(5.9)%

Throughput in therms
Residential	13.5	15.6	(13.5)%
Commercial and industrial	2.9	3.3	(12.1)%
Transport	20.6	20.8	(1.0)%
Total sales in therms	37.0	39.7	(6.8)%

Weather
Heating degree days - actual	55	115	(52.2)%

Operating Expenses

	Three Months Ended September 30,
NSG's Operating Expenses (Millions)	2007	2006	Change
Operating and maintenance expenses	$8.7	$9.6	(9.4)%
Depreciation and amortization	1.4	1.5	(6.7)%
Taxes, other than income taxes	0.8	0.5	60.0%

Operating and Maintenance Expenses

Operating and maintenance expenses decreased $0.9 million (9.4%), to $8.7 million during the third quarter of 2007, from $9.6 million during the third quarter of 2006, driven by decreases in pension expense and outside services expense, primarily related to higher rate case costs incurred in the prior year. NSG rate case preparation costs may be deferred and, if approved by the ICC in a rate case, recovered through rates charged NSG’s customers. Certain rate case costs incurred in 2006 were determined to no longer be recoverable and were expensed by NSG. These 2007 decreases were partially offset by the $0.6 million expense (excluding interest) recorded in the quarter ended September 30, 2007, related to the 2005 Gas Charge reconciliation case as discussed in Note 8, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements.

Taxes Other Than Income Taxes

Taxes other than income taxes for the quarter ended September 30, 2007 increased $0.3 million (60.0%) primarily due to higher payroll-related taxes resulting from increased labor expenses.

Other (Expense) Income

	Three Months Ended September 30,
NSG’s Other (Expense) Income (Millions)	2007	2006	Change
Miscellaneous income	$0.3	$0.4	(25.0)%
Interest expense	(1.1)	(1.1)	(0.0)%
Other (expense) income	$(0.8)	$(0.7)	14.3%

Provision for Income Taxes

The income tax benefit for the quarter-ended September 30, 2007 increased $0.1 million primarily due to a higher effective tax rate compared to the same period last year. See Note 7, “Income Taxes,” in the Condensed Notes to Financial Statements for a discussion of accounting for income taxes on an interim period basis.

Nine Months 2007 Compared with Nine Months 2006

Overview of Operations

NSG's net income was $4.9 million for the nine-month period ended September 30, 2007, compared to $12.4 million for the same year-ago period. Results for the nine-month period ended September 30, 2007, were impacted by a $2.0 million pretax charge related to the funding of the Conservation Programs, as discussed in Note 8, "Commitments and Contingencies," in the Condensed Notes to Financial Statements.

Results for the nine-month period ended September 30, 2006 were impacted by a pretax credit adjustment of $12.7 million related to the settlement of Gas Charge proceedings for fiscal years 2001 through 2004.

Revenues for the nine-month period ended September 30, 2007 increased $17.8 million (10.2%) compared with the same year-ago period.  These results reflected the impact on revenues of increased natural gas throughput volumes due to weather (approximately $17 million) that was 11.2% colder compared with the same year-ago period and higher weather-normalized demand (approximately $4 million), partially offset by the impact on revenues of lower natural gas prices (approximately $1 million) that are recovered on a dollar-for-dollar basis.  Natural gas costs were 0.8% lower (on a per-unit basis) during the nine-month period ended September 30, 2007 compared to the same period in 2006.  Following regulatory practice, changes in the total cost of natural gas are passed on to customers.

NSG's margin increased $2.0 million (4.5%) for the nine-month period ended September 30, 2007, compared to the same year-ago period, primarily due to the impact of increased natural gas throughput volumes due to weather (approximately $2 million) that was 11.2% colder compared with the same year-ago period.

See Notes 1, “Financial Information,” and 3, “Revenue Recognition,” in the Condensed Notes to Financial Statements for a discussion of a change in accounting policy with regards to presenting both revenues and taxes, other than income taxes, net of certain taxes on the Condensed Consolidated Statements of Income.

NSG's results of operations for the nine-month periods ended September 30 are shown in the following table:

	Nine Months Ended September 30,
NSG Results (Millions)	2007	2006	Change

Revenues	$192.6	$174.8	10.2%
Purchased gas costs	145.8	130.0	12.2%
Margins	$46.8	$44.8	4.5%

Throughput in therms
Residential	133.4	118.0	13.1%
Commercial and industrial	29.2	25.5	14.5%
Transport	91.8	90.1	1.9%
Total sales in therms	254.4	233.6	8.9%

Weather
Heating degree days - actual	3,863	3,473	11.2%

Operating Expenses

	Nine Months Ended September 30,
NSG's Operating Expenses (Millions)	2007	2006	Change
Operating and maintenance expenses	$28.8	$29.5	(2.4)%
Gas charge settlement (credit)	2.0	(12.7)	115.7%
Depreciation and amortization	4.4	4.3	2.3%
Taxes, other than income taxes	2.0	1.6	25.0%

Operating and Maintenance Expenses

Operating and maintenance expenses decreased $0.7 million (2.4%), to $28.8 million during the nine-month period ended September 30, 2007, from $29.5 million during the same year-ago period, driven by the following:

•
Decreased outside services expense of $1.1 million, primarily related to higher rate case costs incurred in the prior year. NSG rate case preparation costs may be deferred and, if approved by the ICC in a rate case, recovered through rates charged NSG’s customers. Certain rate case costs incurred in 2006 were determined to no longer be recoverable and were expensed by NSG.

•	Decreased pension expense of $0.4 million
•
Decreased utility environmental costs of $0.3 million related to investigation and remediation activities at multiple sites that formerly had operations for gas manufacturing and the storage of manufactured gas (see Note 8, "Commitments and Contingencies," in the Condensed Notes to Financial Statements for further discussion).  These costs are recovered through the utility’s environmental rate recovery mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

•	Increased injuries and damages expense of $0.7 million.
•
Increased expense of $0.6 million (excluding interest) related to the 2005 Gas Charge reconciliation case as discussed in Note 8, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements.

Gas Charge Settlement (Credit)

In the nine-month period ended September 30, 2007, NSG recorded a pretax charge of $2.0 million related to the Conservation Programs, as discussed in Note 8, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements.

In the nine-month period ended September 30, 2006, NSG recorded a pretax credit adjustment of $(12.7) million related to a settlement of NSG's Gas Charge proceedings for 2001 through 2004 with the ICC, as discussed in Note 8, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements.

Depreciation and Amortization

Depreciation and amortization expense for the nine-month period ended September 30, 2007, increased $0.1 million (2.3%) mainly due to impacts of a higher year-over-year property, plant and equipment balance due primarily to capital expenditures for NSG's gas distribution system.

Taxes Other Than Income Taxes

Taxes other than income taxes for the nine-month period ended September 30, 2007 increased $0.4 million (25.0%) primarily due to higher payroll-related taxes resulting from increased labor expenses.

Other (Expense) Income

	Nine Months Ended September 30,
NSG’s Other (Expense) Income (Millions)	2007	2006	Change
Miscellaneous income	$1.1	$1.2	(8.3)%
Interest expense	(3.1)	(3.1)	(0.0)%
Other (expense) income	$(2.0)	$(1.9)	5.3%

Provision for Income Taxes

Income tax expense for the nine-month period ended September 30, 2007, decreased $5.1 million primarily due to lower taxable income. See Note 7, “Income Taxes,” in the Condensed Notes to Financial Statements for a discussion of accounting for income taxes on an interim period basis.

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

Cash Flows Variations

The following is a summary of cash flows for NSG:

(Millions)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net cash provided by (used in) operating activities	$16.2	$31.9
Net cash provided by (used in) investing activities	$(6.4)	$(7.4)
Net cash provided by (used in) financing activities	$(4.6)	$(12.9)

Operating Cash Flows

Cash provided by operating activities decreased for the nine-month period ended September 30, 2007, as compared to the nine-month period ended September 30, 2006, primarily due to unfavorable net changes in working capital. In the accompanying cash flow statements, balance sheet changes in current deferred tax assets and other receivables exclude certain noncash transactions (primarily the effects of MTM accounting).  For the nine-month period ended September 30, 2007, balance sheet changes in NSG's receivables from related parties and payables to related parties exclude the noncash effects of derivative activity previously conducted on its behalf by PEC.

Investing Cash Flows

Net cash used in investing activities decreased primarily as a result of a decrease in capital spending.

Financing Cash Flows

Net cash used in financing activities decreased primarily due to the reduction in the intercompany loan payable to PGL in 2006.

Credit Ratings

The current credit ratings for NSG have not changed since the filing of the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended for the fiscal year ended September 30, 2006.

The credit ratings at September 30, 2007 for NSG are listed in the table below.

	Standard & Poor's	Moody's

Senior secured debt	A-	A1

NSG believes these ratings continue to be among the best in the energy industry and allow us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

Balance Sheet Variations

Total assets at September 30, 2007 was flat compared to December 31, 2006, due to an increase in non-current regulatory assets (related primarily to an increase in the environmental remediation liability, as discussed in Note 8, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements) and a seasonal increase in natural gas in storage, offset by a seasonal decreases in customer and other receivables and accrued unbilled revenues. The decrease in current liabilities was driven primarily by decreases in accounts payable and payables to related parties (due primarily to the transfer of derivative contracts from PEC to NSG), partially offset by the increase in current liabilities from risk management activities. Long-term liabilities and deferred credits increased due to the increase in the environmental remediation liability and due to the Conservation Programs liability accrued during the second quarter and discussed in Note 8, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements. NSG’s total capitalization did not change significantly.

Total assets at September 30, 2007 increased $11.3 million compared to September 30, 2006, due to a net increase in regulatory assets (related primarily to an increase in the environmental remediation liability as discussed in Note 8, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements), partially offset by a decrease in cash and cash equivalents.  The decrease in current liabilities was driven primarily by a decreases in gas costs refundable through rate adjustments, accounts payable and payables to related parties (due primarily to the transfer of derivative contracts from PEC to NSG), partially offset by the increase in current liabilities from risk management activities. Long-term liabilities and deferred credits increased due to an increase in the environmental remediation liability, an increase in pension and other postretirement benefits liabilities with the adoption of SFAS No. 158 at December 31, 2006, and due to the Conservation Programs liability accrued during the second quarter.  NSG’s total capitalization did not change significantly.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of NSG as of September 30, 2007:

	Payments Due by Period
			2008-	2010-	2012 and
(Millions)	Total	2007	2009	2011	Thereafter
Long-term debt obligations	$69.1	$-	$-	$-	$69.1
Estimated interest payments on debt	42.4	1.7	6.6	6.6	27.5
Operating leases obligations	-	-	-	-	-
Purchase obligations	62.3	5.5	25.2	9.8	21.8
Minimum pension funding	1.0	-	1.0	-	-
Total contractual cash obligations	$174.8	$7.2	$32.8	$16.4	$118.4

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $86.3 million at September 30, 2007 as the amount and timing of payments are uncertain. See Note 8, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements for more information about NSG’s environmental liabilities.

As of September 30, 2007, surety bonds totaling $0.2 million and a standby letter of credit in the amount of $10,000 had been issued on NSG's behalf.

Capital Requirements

NSG makes large investments in capital assets. Net construction expenditures are expected to be $30.0 million in the aggregate for the 2007 through 2009 period. The largest of these expenditures is for the pipe distribution system.

Capital Resources

NSG has the ability to borrow up to $50 million from PEC and to loan to or borrow from PGL up to $50 million.  As of September 30, 2007, there were no loans from PEC or PGL to NSG. As of September 30, 2007, there were no loans from NSG to PGL.

NSG's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2007, such restrictions amounted to $6.9 million of NSG's total retained earnings of $76.0 million.  As of September 30, 2007, NSG was in compliance with all of the covenants under its credit facilities and other obligations.  For the period 2007 through 2009, NSG plans to use internally generated funds net of forecasted dividend payments, debt financings and equity infusions to fund capital requirements.  NSG plans to maintain debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes NSG has adequate financial flexibility and resources to meet its future needs.

Other Future Considerations

Gas Charge Reconciliation Proceedings and Related Matters

For NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. (See Note 8, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements.)

In February 2004, a purported class action was filed against PEC, PGL and NSG by customers of PGL and NSG alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' Gas Charge reconciliation proceedings.  (See Note 8, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements.)

Environmental Matters

NSG is conducting environmental investigations and remedial work at certain sites that were the locations of former manufactured gas operations.  NSG received a demand from a responsible party under CERCLA for environmental costs associated with a site in Denver, Colorado. (See Note 8, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements.)

Proposed Cook County Illinois Gas Use Tax and Sales Tax

An ordinance has recently been proposed by Cook County, Illinois that would impose a tax on the privilege of using or consuming natural gas within the corporate limits of Cook County, Illinois.  If enacted as currently proposed, the tax would apply to natural gas for which the delivery to the customer is billed by a public utility on or after January 1, 2008.  The tax rate set forth in the ordinance is 5.2 cents per therm and will adjust annually according to the Consumer Price Index (“CPI”) and the CPI Adjustment Formula described in the ordinance. The proposed gas use tax is expected to be collected by NSG under a negotiated collection agreement and thus will have no significant impact on NSG's results of operations.

An ordinance has recently been proposed by Cook County, Illinois to increase the County's "Sales Tax" which consists of the Retailers Occupation Tax and the Service Occupation Tax, from 0.75% to 3% over a two year period. The ordinance proposes to increase the County's Retailers Occupation Tax and the Service Occupation Tax from 0.75% to 1.5% commencing January 1, 2008, another increase from 1.5% to 2.25% beginning January 1, 2009 and a final increase from 2.25% to 3% commencing January 1, 2010.  The proposed increase in the Sales Tax would impact the cost of certain goods and services purchased by NSG for use in its operations.

Service Company

As part of the regulatory approval process associated with the acquisition of PEC and its addition to the holding company system, Integrys Energy Group agreed to formally propose the formation of a centralized service company to provide administrative and general support services to Integrys Energy Group's six regulated utilities. These services will include categories such as legal, accounting and finance, environmental, information technology, purchasing and warehousing, human resources, administrative services (e.g., real estate, printing, etc.), external/regulatory affairs, natural gas services, and natural gas supply, among others. In addition, many of these same services will also be provided to Integrys Energy Group's nonregulated subsidiaries following all affiliated interest rules and laws. The creation of a centralized service company will require Integrys Energy Group and its regulated utility subsidiaries (including NSG) to move many of the employees supporting these functions into the new service company. Certain assets will also be transferred by affiliates (primarily WPSC, PGL, and PEC) to the service company. On June 6, 2007, the service company entity, Integrys Business Support, LLC (“Integrys Business Support”), was formed.  Integrys Business Support will become an operational centralized service company as soon as practicable upon receipt of necessary regulatory approvals or waivers in a form acceptable to Integrys Energy Group.  On June 8, 2007, Integrys Energy Group and its regulated utilities filed applications with the ICC, PSCW, MPUC, and MPSC seeking necessary regulatory approvals or waivers associated with the formation and operation of the service company. The requested approvals relate to and include the categories of services to be delivered by Integrys Business Support, the contracts and arrangements governing the provision of such inter-company services, the transfer of assets and employees to Integrys Business Support, and other aspects of Integrys Business Support operations and relations with its various affiliates. The required regulatory approvals or waivers were requested with the intent that Integrys Business Support become operational by January 1, 2008, if practicable.  To date, informal dispositions or other agreed-upon resolutions have been reached on all material issues raised in the four state jurisdictions.  Integrys Energy Group does not currently anticipate any contested issues that would prevent receipt of the required pre-operational regulatory approvals or waivers, nor that would prevent Integrys Business Support from becoming operational by January 1, 2008, if so desired.

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

Changes In Internal Control

Other than the merger between a subsidiary of Integrys and PEC discussed below, there were no changes in NSG's internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, NSG's internal control over financial reporting.

Effective February 21, 2007, the merger mentioned above was consummated.  Integrys is currently in the process of extending its Sarbanes-Oxley Act of 2002 Section 404 compliance program to include NSG, which process is intended to integrate NSG's internal control over financial reporting with that of Integrys.  See Notes 1, “Financial Information,” 3, “Revenue Recognition,” 11, “Regulatory Environment,” and 12, “Segments of Business,” in the Condensed Notes to Financial Statements for additional information related to the merger.

Part II - Other Information

Item 1.  Legal Proceedings

See Note 8, “Commitments and Contingencies,” in the Condensed Notes to Financial Statements for discussions pertaining to environmental matters, proceedings at the ICC regarding the prudency of gas costs recovered by NSG through the Gas Charge, a purported class action filed against NSG by its customers alleging violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and other events and proceedings, which note is incorporated herein by reference.

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

North Shore Gas Company

Date: November 7, 2007	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and
Chief Accounting Officer)

NORTH SHORE GAS COMPANY
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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