Form 10-K
period 2007-12-31
NORTH SHORE GAS CO /IL/
filed 2008-02-28
CIK 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

2-35965	NORTH SHORE GAS COMPANY	36-1558720
(An Illinois Corporation)
130 East Randolph Drive
18th Floor
Chicago, Illinois 60601-6207
(312) 240-4000

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [X] No [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [X] Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and
non-voting common equity held by non-affiliates of the Registrant.

None.

Number of shares outstanding of each class of common stock, as of February 28, 2008.

North Shore Gas Company	Common Stock, no par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation, a wholly-owned subsidiary of Integrys Energy Group, Inc.)

DOCUMENT INCORPORATED BY REFERENCE
Definitive proxy statement for the Integrys Energy Group, Inc. Annual Meeting of Shareholders to be held on May 15, 2008 is incorporated by reference into Item 14 of Part III.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2)(b) and (c).

NORTH SHORE GAS COMPANY

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2007

Acronyms Used in this Annual Report on Form 10-K

AG	Illinois Attorney General
Btu	British thermal unit
CERCLA	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Dth	1 dekatherm = 10 therms
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
GAAP	Accounting principles generally accepted in the United States
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
IRS	United States Internal Revenue Service
LIFO	Last in, first out
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDth	Thousand dekatherms
MGUC	Michigan Gas Utilities Corporation (a wholly-owned subsidiary of Integrys Energy Group, Inc.)
MTM	Mark-to-market
OMC	Outboard Marine Corporation
NSG	North Shore Gas Company (including its wholly-owned subsidiary)
PCB	Polychlorinated biphenyl
PEC	Peoples Energy Corporation (a wholly-owned subsidiary of Integrys Energy Group, Inc. and direct parent of NSG)
PGL	The Peoples Gas Light and Coke Company (a wholly-owned subsidiary of PEC)
PRP	Potentially Responsible Party
ROD	Record of decision
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
Therm	100,000 Btu (approximately 100 cubic feet)
WPSC	Wisconsin Public Service Company (a wholly-owned subsidiary of Integrys Energy Group, Inc.)

Forward-Looking Statements

In this report, NSG makes statements concerning expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although NSG believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Except to the extent required by the federal securities laws, NSG undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to statements regarding trends or estimates in MD&A, forward-looking statements included or incorporated in this report include, but are not limited, to statements regarding future:

•	Revenues or expenses,
•	Capital expenditure projections, and
•	Financing sources.

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2007.  Other factors include:

•	The successful combination of the operations of PEC and its subsidiaries, including NSG, within Integrys Energy Group, Inc. (formerly known as WPS Resources Corporation);
•	Unexpected costs and/or unexpected liabilities related to the merger between a subsidiary of Integrys Energy Group and PEC;
•	The combined company of Integrys Energy Group and PEC may be unable to achieve the forecasted synergies or it may take longer or cost more than expected to achieve these synergies;
•	Resolution of future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting NSG;
•
The impact of recent and future federal, state and local regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the natural gas utility industry and possible future initiatives to address concerns about global climate change, changes in environmental, tax and other laws and regulations to which NSG and its subsidiary are subject, as well as changes in application of existing laws and regulations;

•
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup and proceedings concerning the prudence review of NSG’s gas purchases and costs actually incurred;

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
•
The impacts of changing financial market conditions, credit ratings and interest rates on our financing efforts, and the risks associated with commodity prices (particularly natural gas), interest rates and counter-party credit;

•	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
•	Other factors discussed elsewhere herein and in other reports filed by NSG and/or Integrys Energy Group from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties, therefore actual results may differ materially from those expressed or implied by such forward-looking statements.

PART I

ITEM 1.  BUSINESS

A.  GENERAL

For purposes of this Annual Report on Form 10-K, unless the context otherwise indicates, when we refer to "us," "we," "our" or "ours," we are referring to NSG.

NSG, a regulated utility formed in 1900, is wholly-owned by PEC. NSG purchases, stores, distributes, sells and transports natural gas.

On July 8, 2006, a subsidiary of WPS Resources Corporation entered into an agreement and plan of merger with PEC pursuant to which, among other things, PEC became a wholly owned subsidiary of WPS Resources on February 21, 2007. Effective with the closing of the merger, WPS Resources changed its name to Integrys Energy Group, Inc.

As previously disclosed in the combined PEC, PGL and NSG Transition Report on Form 10-Q for the Transition Period from October 1, 2006 to December 31, 2006, NSG changed its fiscal year end from September 30 to December 31. References to fiscal 2006 or 2005 represent balances as of or activity for the twelve months ended September 30, 2006 and September 30, 2005, respectively. References to fiscal 2007 represent balances as of or activity for the calendar year ended December 31, 2007.

B.  REGULATED NATURAL GAS OPERATIONS

Principal Products and Markets

The natural gas utility segment is NSG’s core business. NSG purchases, stores, distributes, sells and transports natural gas to approximately 158,000 customers through an approximately 2,000-mile distribution-mains system serving 54 communities in northeastern Illinois representing a service area of approximately 275 square miles. The customer base includes residential, commercial and industrial sales and transportation accounts that provide what NSG believes is a broad and diversified foundation for its business.

For fiscal 2007 and on December 31, 2007, the natural gas utility segment accounted for 100% of revenues and 100% of capital assets. NSG has insignificant levels of non-utility activity.

The basic marketing plan of NSG is to maintain and grow a strong regulated utility base in traditional market segments, which include space heating, water heating, clothes drying and cooking. NSG’s service territory has potential for expansion through increasing population density.

Facilities

For information regarding NSG’s natural gas facilities, see “Item 2 – Properties.”

Natural Gas Supply

NSG has entered into long-term and short-term firm natural gas supply contracts with various suppliers, including ConocoPhilips Company, BP Canada Energy Marketing Corp., Occidental Energy Marketing, Inc., Cargill Incorporated, Coral Energy Resources L.P. and Enbridge Marketing (U.S.) L.P. with remaining gas supply contract terms up to one year. When used in conjunction with contract storage, company-owned storage and peak-shaving facilities, NSG deems such supply sufficient to meet current and reasonably foreseeable peak and annual market requirements.

NSG purchases firm transportation and storage services from interstate pipelines in the ordinary course of business. Two interstate pipelines and one local distribution company’s pipeline interconnect with NSG’s utility system. NSG believes that having multiple pipelines that serve its service territory improves reliability, provides access to diverse supply and fosters competition among these service providers that can lead to favorable conditions for NSG when negotiating new agreements.

The following table shows the expected design peak-day availability of natural gas in MDth during the 2007–2008 heating season for NSG:

	North Shore Gas
	Design Peak-Day
	Availability	Year of Contract
Source	(MDth)	Expiration
Firm pipeline capacity	55	2009-2017
Firm city-gate supply	60	2008
Liquefied petroleum gas	40
Contracted storage gas	229	2009-2017
Customer-owned	55
Total expected design peak-day availability	439

NSG forecasts maximum peak day demands of 427 MDth.

The deliveries to customers (including transportation customers) in MDth for NSG were as follows:

		Transition
	Year Ended	Period Ended	Year Ended	Year Ended
	December 31,	December 31,	September 30,	September 30,
	2007	2006	2006	2005
Natural gas purchases	23,432	5,930	23,523	24,052
Liquefied petroleum gas produced	7	-	10	6
Customer-owned natural gas received	12,782	3,646	12,793	12,516
Underground storage—net	767	1,612	(883)	116
Purchased storage compressor fuel, franchise
requirements, and unaccounted-for natural gas	(559)	(451)	(517)	(868)
Total	36,429	10,737	34,926	35,822

Regulatory Matters

Legislation and Regulation at State Level.  NSG is subject to the jurisdiction of and regulation by the ICC, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois. These include rates and charges, issuance of securities, services and facilities, systems of accounts, investments, safety standards, transactions with affiliated interests and other matters.

NSG is authorized, by statute and/or certificates of public convenience and necessity, to conduct operations in the territories it serves. In addition, NSG operates under franchises and license agreements granted to it by the municipalities it serves. NSG’s franchises with municipalities within its service territory are of various terms and expiration dates.

Impact on Sales and Rates.  NSG sells and distributes natural gas having an average heating value of approximately 1,000 Btu per cubic foot. Sales are made and service rendered by NSG pursuant to rate schedules on file with the ICC containing various service classifications largely reflecting customers’ different uses and levels of consumption (see Note 9, "Regulatory Environment," of the Notes to Consolidated Financial Statements for a discussion of NSG's recent rate order from the ICC). In addition to the rate for distribution of natural gas, NSG bills a gas charge representing the cost of gas and transportation and storage services purchased by NSG (“Gas Charge”). This Gas Charge is determined in accordance with a rider to the rate schedules (Rider 2, Gas Charge) to recover the costs incurred by NSG to purchase, transport and store natural gas supplies. The level of the Gas Charge under NSG’s rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, gains, losses and costs incurred under its hedging program, purchased storage service costs, transportation charges and liquefied petroleum gas costs. In addition, under the tariffs of NSG, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refundable to or recoverable from customers. (See Notes 1(h), “Regulatory Assets and Liabilities,” and 6, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.)

ICC rules place restrictions on when NSG may terminate or deny service to customers who do not pay their bills for utility service. Though NSG’s current rates were established to recover an estimated bad debt expense, bad debt expense can exceed these estimates by significant amounts. Both federal and state governments have legislation that provides for additional funding for assistance to low-income energy users, including customers of NSG. The state legislation creates a fund, financed by charges to electric and natural gas customers of public utilities, participating municipal utilities and electric co-ops, which supplements currently available federal energy assistance.

Legislation and Regulation at Federal Level.  The Energy Policy Act of 2005 (“Energy Policy Act”), signed into law on August 8, 2005, repealed the Public Utility Holding Company Act of 1935 and made clear the authority of the FERC over mergers or acquisitions of public utility holding companies. In addition, the Energy Policy Act reduces the depreciable life of certain natural gas distribution lines for Federal income tax purposes from 20 years to 15 years, and authorizes funding of coal gasification projects, which could provide additional natural gas supply.

Most of the natural gas distributed by NSG is transported to its distribution systems by interstate pipelines. The pipelines’ services (transportation and storage service) are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See "Impact on Sales and Rates" and "Natural Gas Supply" sections above.)

Under United States Department of Transportation regulations, the ICC is responsible for monitoring NSG’s safety compliance program for its pipelines under 49 CFR Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards) and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

The Pipeline Safety Improvement Act of 2002 made numerous changes to pipeline safety law, the most significant of which was the requirement that operators of pipeline facilities implement written integrity management programs. Such programs must include a baseline integrity assessment of an operator’s transmission facilities that must be completed within 10 years after enactment of the legislation. NSG owns and operates 96 miles of pipelines subject to this requirement. Implementation of this legislation has not had a material adverse effect on the financial condition or operations of NSG.

Other Matters

Seasonality

Historically, the business of NSG is influenced by seasonal weather conditions because a large element of NSG’s customer load consists of space heating. Therefore, weather-related deliveries can have a significant positive or negative impact on net income. NSG, in its most recent rate filing (see Note 6, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements) sought and received approval for a decoupling mechanism that mitigates the impact of variations in weather from normal conditions and mitigates the impact of customer conservation.

During fiscal 2007, the Natural Gas Utility segment recorded 71% of its revenues from January through March and November through December.

Competition

Competition in varying degrees exists between natural gas and other fuels or forms of energy available to consumers in the Midwest and NSG’s service territory, such as electricity and diesel fuel.

Absent extraordinary circumstances, potential competitors are barred from constructing competing natural gas distribution systems in NSG’s service territory by a judicial doctrine known as the “first in the field.” In addition, the high cost of installing duplicate distribution facilities would render the construction of a competing system impractical.

An interstate pipeline may seek to provide transportation service directly to end users. Such direct service by a pipeline to an end user in NSG’s service territory would bypass NSG’s service and reduce NSG’s earnings. Only one end user in NSG’s service territory is served directly by a pipeline supplier. NSG has a bypass rate approved by the ICC, which allows NSG to negotiate rates with customers that are potential bypass candidates.

Since 2002, all customers have had the opportunity to choose a natural gas supplier. A substantial portion of the natural gas that NSG delivers to its customers consists of natural gas that NSG’s customers purchase directly from producers and marketers rather than from NSG. These direct customer purchases have little effect on net income because NSG provides transportation service for such natural gas volumes and recovers margins similar to those applicable to conventional natural gas sales.

Working Capital Requirements

The seasonality of revenues causes the timing of cash collections to be concentrated from January through June. A portion of the winter natural gas supply needs is typically purchased and stored from April through November. Also, planned capital spending on the natural gas distribution facilities is concentrated in April through November. Because of these timing differences, the cash flow from customers is likely to be supplemented with temporary increases of short-term borrowing from affiliates during the late summer and fall. Short-term debt is typically reduced over the January through June period.

Regulated Natural Gas Segment Operating Statistics

		Transition
	Year Ended	Period Ended	Year Ended	Year Ended
	December 31,	December 31,	September 30,	September 30,
	2007	2006	2006	2005
Operating Revenues (Millions of dollars)
Residential	209.7	57.0	221.3	190.1
Commercial and industrial	45.8	12.2	47.8	41.4
Transportation	14.1	4.0	14.3	13.3
Other	1.4	0.3	1.7	1.5
Total	271.0	73.5	285.1	246.3
Therms Delivered (Millions)
Residential	193.3	59.0	182.8	192.1
Commercial and industrial	41.7	12.4	39.1	41.3
Total therm sales	235.0	71.3	221.9	233.4
Transportation	129.3	36.0	127.4	124.8
Total	364.3	107.4	349.3	358.2
Customers Served (End of period)
Residential	141,204	141,578	139,844	139,777
Commercial and industrial	9,666	9,707	9,538	9,909
Transportation customers	7,268	6,300	5,960	4,700
Total	158,138	157,585	155,342	154,386
Average Therm Price (Cents)
Residential	108.48	96.61	121.06	98.96
Commercial and industrial	109.83	98.39	122.25	100.24

C.  ENVIRONMENTAL MATTERS

For information on environmental matters related to NSG, see Note 6, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

NSG did not incur and does not anticipate any material expenditures to construct environmental control facilities due to normal operations.

D.  CAPITAL REQUIREMENTS

For information on capital requirements related to NSG, see Item 7–MD&A–Liquidity and Capital Resources.

E.  EMPLOYEES

At December 31, 2007, NSG had 201 employees.

Local 2285 of the International Brotherhood of Electrical Workers AFL-CIO represents 139 union employees at NSG. The current Local 2285 collective bargaining agreement expires on June 30, 2008.

F.  AVAILABLE INFORMATION

NSG files with the SEC:

•	Annual Reports on Form 10-K;
•	Quarterly Reports on Form 10-Q;
•	Current Reports on Form 8-K; and
•	Any amendments to these documents

NSG makes these reports available free of charge, on Integrys Energy Group's Internet web site, as soon as reasonably practicable after they are filed with the SEC. Integrys Energy Group's Code of Conduct may also be accessed on Integrys Energy Group's Internet web site, and any amendments to, or waivers from, the Code of Conduct will be timely disclosed on Integrys Energy Group's web site. Integrys Energy Group's Internet address is www.integrysgroup.com. Statements and amendments posted on Integrys Energy Group's web site do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments. NSG is not including the information contained on or available through the Integrys Energy Group web site as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

You may also obtain materials filed with the SEC by NSG at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. To obtain information on the operation of the Public Reference Room, you may call 1-800-SEC-0330. You may also view reports and other information regarding NSG (including exhibits), filed with the SEC, at its web site at www.sec.gov.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, when making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect us.

Commodity price changes may affect the operating costs and competitive positions of NSG’s business, thereby adversely impacting its liquidity and results of operations.

NSG’s business is sensitive to changes in natural gas commodity prices. Any changes could affect the prices NSG charges, its operating costs and the competitive position of its products and services. Costs for purchased natural gas and pipeline transportation and storage services are fully recovered through the Gas Charge, but increases in natural gas costs affect total retail prices and, therefore, the competitive position of NSG’s business relative to electricity and other forms of energy. In addition, the timing and extent of high natural gas prices can materially adversely affect NSG’s accounts receivable, provision for uncollectible accounts, fuel cost and interest expense. NSG is also subject to margin requirements in connection with use of derivative financial instruments and these requirements could escalate if prices move adversely relative to hedge positions.

NSG depends on storage and transportation services purchased from interstate pipelines and on a storage field owned by PGL to meet its customers’ natural gas requirements.

NSG meets a significant percentage of its customers’ peak day, seasonal and annual natural gas requirements through withdrawals, pursuant to contracts, from storage facilities owned and operated by interstate pipelines and through deliveries of natural gas transported on interstate pipelines with which NSG or its natural gas suppliers have contracts. NSG contracts with multiple pipelines for these services, and it has gas supply contracts with multiple suppliers. If a pipeline were to fail to perform storage or transportation service, including for reasons of force majeure, on a peak day or other day with high volume natural gas requirements, NSG’s ability to meet all its customers’ natural gas requirements would be impaired unless or until alternative supply arrangements were put in place.  Also, NSG purchases a storage service from PGL and its ability to serve its customers could be adversely affected by failures at PGL’s storage field.

NSG’s operations are subject to operational hazards and uninsured risks.

NSG’s operations are subject to the inherent risks normally associated with those operations, including pipeline ruptures, damage caused by explosions, release of toxic substances, fires, adverse weather conditions, and other hazards, each of which could result in damage to or destruction of NSG’s facilities or damages to persons and property. In addition, NSG’s operations face possible risks associated with acts of intentional harm on these assets. The nature of the risks is such that some liabilities could exceed NSG’s insurance policy limits, or, as in the case of environmental fines and penalties, cannot be insured. As a result, NSG could incur substantial costs that could adversely affect its future results of operations, cash flows or financial condition.

The agencies that regulate NSG’s business and its customers affect profitability and potential regulatory changes may adversely affect NSG’s business due to reductions in revenues or increased capital expenditures.

NSG is subject to the jurisdiction of and regulation by the ICC, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois, including rates and charges, issuance of securities, services and facilities, systems of accounts, investments, safety standards, transactions with affiliated interests and other matters. Recently, credit rating agencies have issued negative alerts on some Illinois utilities, citing as a concern a heightened level of politicizing of the regulatory process in Illinois, particularly with regard to electric utilities. In its recent filing, the ICC ordered a small reduction to NSG tariff rates (see Note 6, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements).  If NSG’s tariff rates were materially reduced in a future proceeding, or if the ICC denied recovery of certain costs presently allowed to be recovered through rates, the profitability of NSG’s business could be reduced.

NSG is also subject to U.S. Department of Transportation rules applicable to owners and operators of certain pipeline facilities. Regulatory requirements relating to the integrity of these pipelines require capital spending in order to maintain compliance with these requirements. Any additional laws or regulations that are enacted could significantly increase the amount of these expenditures.

NSG’s business is also subject to costly and increasingly stringent environmental regulations. The cost of future environmental compliance could be significant.

An adverse decision in proceedings before the ICC concerning the prudence review of NSG’s natural gas purchases could require a significant refund obligation.

The ICC conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related natural gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of natural gas costs recovered through the Gas Charge is examined by interested parties. If the ICC were to find that the reconciliation was inaccurate or any natural gas costs were imprudently incurred, the ICC would order NSG to refund the affected amount to customers through subsequent Gas Charge filings. The ICC has ordered refunds to NSG's utility customers in connection with prior years' gas charge reconciliation proceedings. Proceedings regarding NSG’s costs for fiscal years 2006 and 2007 and for the transition period ended December 31, 2006 are currently pending before the ICC. The outcome of these proceedings cannot be predicted. (See Note 6, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.)

A change in the ICC’s approved rate mechanisms for recovery of environmental remediation costs at former manufactured gas plant sites of NSG, or adverse decisions with respect to the prudence of costs actually incurred, could result in NSG reversing significant amounts currently reflected as regulatory assets, resulting in a decrease to net income.

As described more fully in Note 6, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements, NSG is accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with NSG's former manufactured gas plant sites, including related legal expenses, pending recovery through rates or from other entities. At December 31, 2007, regulatory assets of $87.6 million have been recorded. This amount reflects the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and from customers, and (4) management's best estimates of the costs NSG will spend in the future for investigating and remediating the manufactured gas plant sites ($84.6 million as of December 31, 2007). NSG believes that any such costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under ICC-approved mechanisms for the recovery of prudently incurred costs. A change in these rate recovery mechanisms, however, or a decision by the ICC that some or all of these costs were not prudently incurred, could result in the present recognition as expense of some or all of these costs.

An inability to access financial markets could affect the execution of NSG’s business plan.

NSG relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flows from its operations. Management believes that NSG will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of NSG’s control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or downgrades to NSG’s credit ratings.

Restrictions on NSG’s ability to access financial markets may affect its ability to execute its business plan as scheduled.

Adverse changes in our credit ratings may negatively affect NSG.

NSG’s long-term senior secured debt is rated A1 by Moody's Investor Services and A by Standard and Poor's.  Downgrades in the credit ratings of NSG could impair its ability to access capital markets at attractive rates and increase its borrowing costs.  In addition, reductions in credit ratings could require NSG to post additional collateral related to various trading contracts which could reduce its liquidity.

Actual results could differ from estimates used to prepare our financial statements.

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex and actual results could differ from those estimates.  For more information about these estimates and assumptions, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

Risks Relating to the Merger

The anticipated benefits of combining Integrys Energy Group and PEC may not be realized.

Integrys Energy Group and PEC entered into the merger agreement with the expectation that the merger would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies.

Although PEC (including NSG) and Integrys Energy Group expect to achieve the anticipated benefits of the merger, including the synergies, achieving them is subject to a number of uncertainties, including:

•
whether state public utility and other regulatory authorities require the combined company to share a disproportionate amount of the expected or achieved synergies of the merger with customers, any of which may have an adverse effect on the combined company and NSG;

•
resolution of future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting PEC’s regulated businesses (including NSG), including the rate treatment of synergies and the cost to achieve those synergies;

•	the ability of Integrys Energy Group and PEC (including NSG) to combine certain of their operations or take advantage of expected growth opportunities;
•	general competitive factors in the market place; and
•	higher than expected costs required to achieve the expected synergies.

No assurance can be given that these benefits will be achieved or, if achieved, the timing of their achievement. Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues of the combined company.

The integration of Integrys Energy Group and PEC (including NSG) following the merger will present significant challenges that may result in a decline in the anticipated potential benefits of the merger.

The merger involves the integration of two companies that previously operated independently. The difficulties of combining the companies’ operations include:
•	combining the best practices of two companies, including utility operations, non-regulated marketing operations and staff functions;
•	the necessity of coordinating geographically separated organizations, systems and facilities;
•	integrating personnel with diverse business backgrounds and organizational cultures;
•	reducing the costs associated with each company’s operations; and
•	preserving important relationships of the merged companies and resolving potential conflicts that may arise.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the companies’ operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined company (including NSG) after the merger.

Integrys Energy Group and PEC (including NSG) expect the merger to generate potential pre-tax cost synergies of $106 million for the combined company on an annualized basis by the end of the fifth full year of operations following completion of the merger (excluding costs of integration).  These savings may not be realized within the time periods contemplated, or at all.

NSG will incur significant merger-related and restructuring costs in connection with the merger.

The cost of accomplishing the merger and achieving the synergies, cost savings and operating efficiencies will be incurred through 2009. Although Integrys Energy Group and PEC (including NSG) expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term, or at all.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The properties of NSG consist primarily of its natural gas distribution system, which includes approximately 2,000 miles of gas mains, approximately 143,000 service pipes, and odorization and regulation facilities. The PGL underground storage reservoir provides service to NSG under a contractual arrangement. General properties include a substantial investment in office and service buildings, garages, repair shops and motor vehicles, together with the equipment, tools and fixtures necessary to conduct utility business.

Most of the principal plants and properties of NSG, other than mains, services, meters, regulators and cushion gas in underground storage, are located on property owned in fee. Substantially all gas mains are located under public streets, alleys and highways, or under property owned by others under grants of easements. Meters and house regulators in use and a portion of services are located on premises being served. Certain portions of the transmission system are located on land held pursuant to leases, easements or permits.

Substantially all of the physical properties now owned or hereafter acquired by NSG are subject to (a) the first-mortgage lien of NSG’s mortgage indenture to U.S. Bank National Association, as Trustee, to secure NSG’s outstanding first mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.

ITEM 3.  LEGAL PROCEEDINGS

For information on material legal proceedings and matters related to NSG, see Note 6 - "Commitments and Contingencies," of the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of the outstanding shares of common stock of NSG are owned by PEC.

NSG made no purchases or sales of its equity securities in fiscal 2007.

ITEM 6.  SELECTED FINANCIAL DATA

NORTH SHORE GAS COMPANY
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL AND OTHER STATISTICS (2003 TO 2007)

		Transition
	Year Ended	Period Ended	Year Ended
	December 31,	December 31,	September 30,
(Millions, except weather and per share information)	2007	2006	2006

Gas operating revenues (1)	$271.0	$73.5	$285.1
Net income	7.9	4.4	6.7
Total assets	424.9	410.9	400.0
Long-term debt (excluding current portion)	69.0	69.1	69.2

Weather information
Heating degree days	6,025	2,116	5,775
Heating degree days as a percent of normal (2)	97.6%	95.4%	90.1%

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
(Millions, except weather information)	2005	2004	2003

Gas operating revenues (1)	$246.3	$209.4	$217.9
Net income	11.4	11.1	14.5
Total assets	371.2	323.0	304.1
Long-term debt (excluding current portion)	69.3	69.3	69.3

Weather information
Heating degree days	5,864	6,091	6,684
Heating degree days as a percent of normal (2)	91.2%	94.8%	104.0%

(1)	Gas operating revenues are net of revenue taxes billed NSG's utility customers. (See Note 1(d), "Revenue and Customer Receivables," of the Notes to Consolidated Financial Statements)

(2)
Normal heating degree days for fiscal 2003 through 2005 are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970–1999. Normal heating degree days for fiscal 2006 are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1975-2004. Normal heating degree days for the transition period ended December 31, 2006 and fiscal 2007 are based on a 10-year average of monthly total heating degree days at Chicago’s O’Hare Airport for the fiscal years 1996 to 2005.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

NSG is a regulated utility, which purchases, stores, distributes, sells and transports natural gas to about 158,000 customers in 54 communities in northeastern Illinois.

Strategic Overview

The focus of NSG's business plan is the creation of long-term value for Integrys Energy Group, its shareholders and for NSG's customers through growth, operational excellence, asset management, and the continued emphasis on reliable, competitively-priced, and environmentally-sound natural gas delivery services. A discussion of the essential components of NSG's business strategy is set forth below.

Maintain and Grow a Strong Regulated Utility Base - A strong, regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, and quality credit ratings, which are critical to NSG's success.  NSG believes the merger between Integrys Energy Group and PEC will help maintain and grow its regulated utility base. To this end, NSG continues to upgrade its natural gas distribution facilities, related systems, and processes, seeking to enhance safety, reliability, and value for NSG's customers and Integrys Energy Group's shareholders.

Integrate Resources to Provide Operational Excellence - NSG is committed to integrating resources and finding efficient processes while meeting any and all applicable regulatory and legal requirements. Through innovative ideas, embracing change, leveraging individual capabilities and expertise and utilizing creative solutions to meet and exceed its customers' expectations, NSG strives to provide value to Integrys Energy Group shareholders and NSG customers and assist in lowering costs for certain activities. NSG works to optimally source work and combine resources to achieve operational excellence and sustainable value for NSG's customers and Integrys Energy Group's shareholders.

Place Strong Emphasis on Asset and Risk Management - NSG's risk management strategy includes the management of market, credit, and operational risk through the normal course of business. Forward purchases and sales of natural gas may allow for opportunities to reduce the risk associated with price movement in a volatile market. NSG's asset management strategy calls for the continuous assessment of its existing assets, including consideration of the disposition of assets which are no longer needed for ongoing operations.

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Natural Gas Services - NSG's mission is to provide customers with the best value in natural gas services. By effectively operating its natural gas distribution facilities, while maintaining or exceeding environmental standards, NSG seeks to provide a safe, reliable, and value priced service to its customers. NSG concentrates its efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile.  NSG works to manage its operations to reduce the impact it might have on the environment.

Rate Case

See Note 9, "Regulatory Environment," of the Notes to Consolidated Financial Statements for a discussion of NSG's request to the ICC to increase its natural gas rates for 2008.

RESULTS OF OPERATIONS

Overview of Operations

NSG's net income was $7.9 million for the year ended December 31, 2007, compared to $6.7 million for the fiscal year ended September 30, 2006. Results for the year ended December 31, 2007, were impacted by a $2.0 million pretax charge related to the funding of the Conservation Programs and a $1.1 million pretax charge (including interest) related to the fiscal 2005 Gas Charge reconciliation case, both discussed in Note 6, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements.

NSG’s net income was $6.7 million for the fiscal year ended September 30, 2006, compared to $11.4 million for the fiscal year ended September 30, 2005. Results for fiscal 2006 were impacted by a pretax charge of $4.3 related to the settlement of Gas Charge proceedings for fiscal years 2001 through 2004 as discussed in Note 6, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements.

Results for the fiscal year ended September 30, 2005 were impacted by a pension-related charge ($0.6 million, pretax) resulting from the fiscal year 2004 organizational restructuring.

	Year Ended
	December 31,	September 30,	September 30,	% Increase (Decrease)
NSG Results (Millions)	2007	2006	2005	2007	2006

Revenues	$271.0	$285.1	$246.3	(4.9)%	15.8%
Purchased gas costs	205.2	220.3	180.9	(6.9)%	21.8%
Margins	65.8	64.8	65.4	1.5%	(0.9)%

Operating and maintenance expenses	39.3	39.5	36.2	(0.5)%	9.1%
Gas charge settlement	2.0	4.3	-	(53.5)%	N/A
Depreciation and amortization	6.0	5.7	5.7	5.3%	0.0%
Taxes, other than income taxes	2.4	2.0	2.4	20.0%	(16.7)%
Operating income	$16.1	$13.3	$21.1	21.1%	(37.0)%

Throughput in therms
Residential	193.3	182.8	192.1	5.7%	(4.8)%
Commercial and industrial	41.7	39.1	41.3	6.6%	(5.3)%
Transport	129.3	127.4	124.8	1.5%	2.1%
Total sales in therms	364.3	349.3	358.2	4.3%	(2.5)%

Weather
Heating degree days - actual	6,025	5,775	5,864	4.3%	(1.5)%

See Note 1d, “Revenue and Customer Receivables”, of the Notes to Consolidated Financial Statements for a discussion of a change in accounting policy with regards to presenting both revenues and taxes, other than income taxes, net of certain taxes on the Consolidated Statements of Income.

Revenue

2007 Compared with 2006:

Revenues for the year ended December 31, 2007 decreased $14.1 million (4.9%) compared with the fiscal year ended September 30, 2006.  These results reflected:

•
The impact on revenues of lower natural gas prices (approximately $27 million) that are recovered on a dollar-for-dollar basis, partially offset by increased natural gas throughput volumes due to weather (approximately $12 million) that was 4% colder compared with fiscal 2006 and due to higher weather-normalized demand (approximately $2 million).

•
Natural gas costs were 12% lower (on a per-unit basis) during the year ended December 31, 2007 compared to the fiscal year ended September 30, 2006.  Following regulatory practice, changes in the total cost of natural gas are passed on to customers.

2006 Compared with 2005:

Revenues for the fiscal year ended September 30, 2006 increased $38.8 million (15.8%) compared with the fiscal year ended September 30, 2005.  These results reflected:

•
The impact on revenues of higher natural gas prices (approximately $48 million) that are recovered on a dollar-for-dollar basis, partially offset by decreased natural gas throughput volumes due to lower weather-normalized demand (approximately $11 million).

•
Natural gas costs were 26% higher (on a per-unit basis) during the fiscal year ended September 30, 2006 compared to the fiscal year ended September 30, 2005.  Following regulatory practice, changes in the total cost of natural gas are passed on to customers.

Margin

2007 Compared with 2006:

NSG's margin increased $1.0 million (1.5%) for the year ended December 31, 2007, compared to the fiscal year ended September 30, 2006, primarily due to the impact of weather that was 4% colder compared with fiscal 2006.

2006 Compared with 2005:

NSG's margin decreased $0.6 million (0.9%) for the fiscal year ended September 30, 2006, compared to the fiscal year ended September 30, 2005, primarily due to decreased natural gas throughput volumes due to lower weather-normalized demand.

Operating income

2007 Compared with 2006:

Operating income increased $2.8 million, driven by a decrease in the Gas Charge settlement to $2.0 million in 2007 compared to $4.3 million in 2006. The $2.0 million pretax charge relates to the funding of the Conservation Programs. The $4.3 million pretax charge relates to the settlement of Gas Charge proceedings for fiscal years 2001 through 2004. Both matters are discussed in Note 6, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements.

•
Operating and maintenance expenses decreased $0.2 million (0.5%), to $39.3 million during the year ended December 31, 2007, from $39.5 million during the fiscal year ended September 30, 2006, driven by the following:

➢
Increased expense of $1.0 million (excluding interest) related to the 2005 Gas Charge reconciliation case as discussed in Note 6, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

➢	Decreased pension expense of $0.7 million due to a higher assumed discount rate in 2007 and higher levels of lump sum settlements upon retirement in 2006.
➢
Decreased utility environmental costs of $0.6 million related to investigation and remediation activities at multiple manufactured gas plant sites (see Note 6, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements for further discussion).  These costs are recovered through the utility’s environmental rate recovery mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

•
Gas Charge settlement totaled $2.0 million in 2007 and relates to the funding of the Conservation Programs as discussed in Note 6, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements. The $4.3 million charge in 2006 relates to the settlement of Gas Charge proceedings for fiscal years 2001 through 2004.

•
Depreciation and amortization expense for the year ended December 31, 2007, increased $0.3 million (5.3%) primarily due to impacts of a higher year-over-year property, plant and equipment balance due to capital expenditures for NSG's gas distribution system.

•
Taxes, other than income taxes for the year ended December 31, 2007 increased $0.4 million (20%) primarily due to higher real estate taxes and higher payroll-related taxes resulting from increased labor expenses.

2006 Compared with 2005:

Operating income decreased $7.8 million, driven by a $3.3 million increase in operating and maintenance expenses and the $4.3 million pretax charge related to the settlement of Gas Charge proceedings for fiscal years 2001 through 2004, as discussed in Note 6, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements.

•
Operating and maintenance expenses increased $3.3 million (9.1%), to $39.5 million during the fiscal year ended September 30, 2006, from $36.2 million during the fiscal year ended September 30, 2005, driven by:

➢
Increased utility environmental costs of $0.2 million related to investigation and remediation activities at multiple manufactured gas plant sites (see Note 6, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements for further discussion).  These costs are recovered through the utility’s environmental rate recovery mechanism and a similar amount is included in revenues, therefore these costs do not affect operating income.

➢	Increased bad debt expense of $0.5 million.
➢	Increased maintenance expenses of $0.1 million.
➢	Increased corporate allocated costs of $1.2 million.
➢	Increased various other operations expense of $0.8 million.

•
Gas Charge settlement of $4.3 million in 2006 related to the settlement of Gas Charge proceedings for fiscal years 2001 through 2004 as discussed in Note 6, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements.

•	Taxes, other than income taxes for the year ended September 30, 2006 decreased $0.4 million (16.7%) primarily due to lower payroll-related and other taxes.

Other (Expense) Income

	Year Ended
	December 31,	September 30,	September 30,	% Increase (Decrease)
NSG’s Other (Expense) Income (Millions)	2007	2006	2005	2007	2006
Miscellaneous income	$1.2	$1.3	$0.8	(7.7)%	62.5%
Interest expense	(4.2)	(4.1)	(3.8)	2.4%	7.9%
Other (expense) income	$(3.0)	$(2.8)	$(3.0)	7.1%	(6.7)%

2007 Compared with 2006:

•	Miscellaneous income decreased $0.1 million (7.7%) due to decreases in interest income.

•	Interest expense increased $0.1 million (2.4%) due to higher interest rates and higher amounts of short-term borrowing balances.

2006 Compared with 2005:

•	Miscellaneous income increased $0.5 million (62.5%) due to increases in interest income.

•
Interest expense increased $0.3 million (7.9%) due to higher interest rates and higher amounts of short-term borrowing balances, and due to an increase in gas costs refundable to customers through rate adjustments.

Provision for Income Taxes

Income tax expense for the year ended December 31, 2007, increased $1.4 million (36.8%) compared to the fiscal year ended September 30, 2006 primarily due to a higher level of taxable income and the impact of unrecognized tax benefits under FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109" (“FIN 48”.) See Notes 1(j) “Income Taxes,” and 5, “Income Taxes,” of the Notes to Consolidated Financial Statements for a discussion of accounting for income taxes.

Income tax expense for the fiscal year ended September 30, 2006, decreased $2.9 million (43.3%) compared to the fiscal year ended September 30, 2005, primarily due to a lower level of taxable income. See Notes 1(j), “Income Taxes,” and 5, “Income Taxes,” of the Notes to Consolidated Financial Statements for a discussion of accounting for income taxes.

Transition Period Ended December 31, 2006 Compared with Quarter Ended December 31, 2005

As previously disclosed in the combined PEC, PGL and NSG Transition Report on Form 10-Q for the Transition Period from October 1, 2006 to December 31, 2006, NSG changed its fiscal year end from September 30 to December 31. The quarter ended December 31, 2006, represents a transitional period and results for that period are included in the consolidated financial statements and notes thereto.

Overview of Operations

NSG’s net income for the transition period ended December 31, 2006 was $4.4 million compared to net loss of $5.7 million for the quarter ended December 31, 2005. Results for the quarter ended December 31, 2005 were impacted by a pretax charge of $17.0 million related to the settlement of Gas Charge proceedings for fiscal years 2001 through 2004 as discussed in Note 6, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements.

NSG's results of operations for the quarters ended December 31 are shown in the following table:

	Transition
	Period Ended	Quarter Ended
	December 31,	December 31,	% Increase
NSG Results (Millions)	2006	2005	(Decrease)

Revenues	$73.5	$110.3	(33.4)%
Purchased gas costs	54.6	90.3	(39.5)%
Margins	18.9	20.0	(5.5)%

Operating and maintenance expenses	9.0	10.0	(10.0)%
Gas charge settlement	-	17.0	(100.0)%
Depreciation and amortization	1.5	1.4	7.1%
Taxes, other than income taxes	0.5	0.4	25.0%
Operating income	$7.9	$(8.8)	189.8%

Throughput in therms
Residential	59.0	64.7	(8.8)%
Commercial and industrial	12.4	13.6	(8.8)%
Transport	36.0	37.4	(3.7)%
Total sales in therms	107.4	115.7	(7.2)%

Weather
Heating degree days - actual	2,116	2,302	(8.1)%

See Note 1d, “Revenue and Customer Receivables”, of the Notes to Consolidated Financial Statements for a discussion of a change in accounting policy with regards to presenting both revenues and taxes, other than income taxes, net of certain taxes on the Consolidated Statements of Income.

Revenue

Revenues for the transition period ended December 31, 2006 decreased $36.8 million (33.4%) compared with the quarter ended December 31, 2005.  These results reflected:

•
The impact on revenues of lower natural gas prices (approximately $30 million) that are recovered on a dollar-for-dollar basis and impact on revenues of lower deliveries due to weather (approximately $8 million) that was 8% warmer compared with the same year-ago period.

•
Natural gas costs were 34% lower (on a per-unit basis) during the transition period ended December 31, 2006 compared to the quarter ended December 31, 2005.  Following regulatory practice, changes in the total cost of natural gas are passed on to customers.

Margin

NSG's margin decreased $1.1 million (5.5%) for the transition period ended December 31, 2006, compared to the same quarter in 2005, primarily due to the impact of lower deliveries resulting from weather that was 8% warmer compared with fiscal 2006.

Operating Income

Operating income increased $16.7 million, due to the impact in 2005 of a pretax charge of $17.0 million related to the settlement of Gas Charge proceedings for fiscal years 2001 through 2004 as discussed in Note 6, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements.

•
Operating and maintenance expenses decreased $1.0 million (10.0%), to $9.0 million during the transition period ended December 31, 2006, from $10.0 million during the quarter ended December 31, 2005, driven primarily by a decrease in bad debt expense.

•	As noted above, the Gas Charge settlement of $17.0 million in 2005 relates to the settlement of Gas Charge proceedings for fiscal years 2001 through 2004.

•	Taxes, other than income taxes for the transition period ended December 31, 2006 increased $0.1 million (25.0%) primarily due to higher payroll-related taxes resulting from increased labor expenses.

Other (Expense) Income

	Transition
	Period Ended	Quarter Ended
	December 31,	December 31,	% Increase
NSG’s Other (Expense) Income (Millions)	2006	2005	(Decrease)
Miscellaneous income	$0.2	$0.1	100.0%
Interest expense	(1.1)	(1.0)	10.0%
Other (expense) income	$(0.9)	$(0.9)	0%

Provision for Income Taxes

The income tax expense for the transition period ended December 31, 2006 increased $6.7 million compared to the quarter ended December 31, 2005, primarily due to a higher level of taxable income. See Notes 1(j) “Income Taxes,” and 5, “Income Taxes,” of the Notes to Consolidated Financial Statements for a discussion of accounting for income taxes.

BALANCE SHEET

2007 Compared with 2006

Total assets at December 31, 2007, increased $24.9 million compared to September 30, 2006, due to a seasonal increase in customer and other receivables and accrued unbilled revenues, an increase in property plant and equipment (due to capital spending primarily for the pipe distribution system and revisions in estimated asset retirement obligations), and an increase in noncurrent regulatory assets (due primarily to increases in environmental liabilities and pension and postretirement benefit obligations). These increases were partially offset by a decrease in cash and cash equivalents, a decrease in current regulatory assets and a seasonal decline in natural gas in storage.  The decrease in current liabilities was driven primarily by a decrease in gas costs refundable through rate adjustments and a seasonal decrease in customer credit balances. Long-term liabilities and deferred credits increased due to an increase in the environmental remediation liability, an increase in pension and other postretirement benefits liabilities with the adoption of SFAS No. 158 at December 31, 2006, and due to the Conservation Programs liability accrued during the quarter ended June 30, 2007.  NSG’s total capitalization did not change significantly.

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

The following is a summary of cash flows for NSG:

		Transition
	Year Ended	Period Ended	Year Ended	Quarter-Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,	September 30,
(Millions)	2007	2006	2006	2005	2005
Net cash provided by (used in) operating activities	$7.0	$(8.3)	$22.3	$(9.1)	$35.7
Net cash provided by (used in) investing activities	$(9.7)	$(1.7)	$(9.0)	$(2.1)	$(10.2)
Net cash provided by (used in) financing activities	$2.6	$(2.7)	$(11.0)	$1.9	$(15.0)

Operating Cash Flows

Cash provided by operating activities decreased for the year ended December 31, 2007, as compared to the fiscal year ended September 30, 2006, primarily due to unfavorable net changes in working capital.

Cash used in operating activities decreased for the transition period ended December 31, 2006, as compared to the quarter ended December 31, 2005, primarily due to favorable net changes in working capital.

Cash provided by operating activities decreased for the fiscal year ended September 30, 2006, as compared to the fiscal year ended September 30, 2005, primarily due to unfavorable net changes in working capital.

In the accompanying cash flow statements, balance sheet changes in current deferred tax assets and other receivables exclude certain noncash transactions (primarily the effects of MTM accounting).  For the fiscal years ended September 30, 2006 and 2005 and the transition period ended December 31, 2006, balance sheet changes in NSG's receivables from related parties and payables to related parties exclude the noncash effects of derivative activity previously conducted on its behalf by PEC.

Investing Cash Flows

Net cash used in investing activities increased for the year ended December 31, 2007, as compared to the fiscal year ended September 30, 2006, primarily as a result of an increase in capital spending.

Net cash used in investing activities decreased for the transition period ended December 31, 2006, as compared to the quarter ended December 31, 2005, primarily due to a decrease in capital spending.

Net cash used in investing activities decreased for the fiscal year ended September 30, 2006, as compared to the fiscal year ended September 30, 2005, primarily as a result of a decrease in capital spending and a reduction in intercompany lending to PGL.

Capital expenditures for the fiscal years ended December 31, 2007, September 30, 2006 and September 30, 2005 were $9.7 million, $9.4 million, and $9.8 million, respectively.  Capital expenditures for the transition period ended December 31, 2006, were $1.6 million and for the quarter ended December 31, 2005, were $2.1 million.

Financing Cash Flows

Net cash provided by financing activities increased for the year ended December 31, 2007, as compared to the fiscal year ended September 30, 2006, primarily due to the increase in the intercompany note payable to PGL in 2007.

Net cash used in financing activities increased for the transition period ended December 31, 2006, as compared to the quarter ended December 31, 2005, primarily due to the reduction in the intercompany note payable to PGL in 2006, partially offset by the impact in a reduction in dividends paid on common stock.

Net cash used in financing activities decreased for the fiscal year ended September 30, 2006, as compared to the fiscal year ended September 30, 2005, primarily due to a reduction in dividends paid on common stock.

Credit Ratings

The current Moody’s credit ratings for NSG have not changed since the filing of the combined PEC, PGL and NSG Annual Report on Form 10-K, as amended for the fiscal year ended September 30, 2006. Standard and Poor’s raised NSG’s rating for senior secured debt to A from A- in September 2007.

The credit ratings at December 31, 2007 for NSG are listed in the table below.

	Standard & Poor's	Moody's
Senior secured debt	A	A1

NSG believes these ratings continue to be among the best in the energy industry and allow us to access long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of NSG as of December 31, 2007:

	Payments Due by Period
		Less than	1 to 3	4 to 5	More than
(Millions)	Total	1 year	years	years	5 years
North Shore Gas
Long-term debt (See Note 4)	$69.0	$-	$-	$-	$69.0
Estimated interest payments on debt	40.7	3.3	6.6	6.6	24.2
Purchase obligations (See Note 6)	60.7	20.3	13.7	9.2	17.5
Minimum pension funding (See Note 7)	1.0	0.5	0.5	-	-
Total contractual cash obligations	$171.4	$24.1	$20.8	$15.8	$110.7

The table above does not reflect any payments related to the manufactured gas plant site remediation liability of $84.6 million at December 31, 2007, as the amount and timing of payments are uncertain. See Note 6,

“Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for more information about NSG’s environmental liabilities.

As of December 31, 2007, surety bonds totaling $0.2 million and a standby letter of credit in the amount of $10,000 had been issued on NSG's behalf.

Capital Requirements

NSG makes large investments in capital assets. Net construction expenditures are expected to be approximately $31 million in the aggregate for the 2008 through 2010 period. The largest of these expenditures is for the pipe distribution system.

Capital Resources

NSG has the ability to borrow up to $50 million from PEC and to loan to or borrow from PGL up to $50 million.  As of December 31, 2007, NSG had an $11.9 million loan outstanding from PGL, no loans from PEC and there were no loans from NSG to PGL.

NSG's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 2007, such restrictions amounted to $6.9 million of NSG's total retained earnings of $76.7 million.  As of December 31, 2007, NSG was in compliance with all of the covenants under its credit facilities and other obligations.  For the period 2007 through 2009, NSG plans to use internally generated funds net of forecasted dividend payments, debt financings and equity infusions to fund capital requirements.  NSG plans to maintain debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes NSG has adequate financial flexibility and resources to meet its future needs.

Other Future Considerations

Gas Charge Reconciliation Proceedings and Related Matters

For NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. (See Note 6, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.)

In February 2004, a purported class action was filed against PEC, PGL and NSG by customers of PGL and NSG alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the Gas Charge reconciliation proceedings.  (See Note 6, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.)

Environmental Matters

NSG is conducting environmental investigations and remedial work at certain manufactured gas plant sites.  In 1994, NSG received a demand from a responsible party under CERCLA for environmental costs associated with a site in Denver, Colorado. (See Note 6, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.)

Illinois Sales Tax Increases

An ordinance has been passed by Cook County, Illinois to increase the County's "Sales Tax" which consists of the Retailers Occupation Tax and the Service Occupation Tax.  The Regional Transportation Authority (RTA) has approved a 0.25% sales tax rate increase in Cook County, Illinois and a 0.50% sales rate tax increase in DuPage, Kane, Lake, McHenry, and Will Counties, effective April 1, 2008.  The increase in the Sales Tax would impact the cost of certain goods and services purchased by NSG for use in its operations.

New Accounting Pronouncements

See Note 1(I), “New Accounting Pronouncements,” of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

We have identified the following accounting policies to be critical to the understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain.  NSG's management has discussed these critical accounting policies with its Board of Directors.

Risk Management Activities

NSG's gas supply costs may vary due to changes in commodity prices that affect its operations. To manage this volatility, NSG uses forward contracts and financial instruments, including commodity swaps and options. It is the policy of NSG to use these instruments solely for the purpose of managing volatility and not for any speculative purpose. NSG accounts for derivative financial instruments pursuant to SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” as amended and interpreted ("SFAS No. 133"). Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception.  Because NSG's tariffs allow for the costs and benefits of this activity to be passed through to customers, SFAS No. 71 allows such MTM derivative gains and losses to be recorded as regulatory assets or regulatory liabilities.  Realized gains and losses passed through to customers are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place.

Receivables and Reserves

Natural gas sales and transportation revenues for NSG are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

The reserve for uncollectible accounts reflects NSG’s best estimates of probable losses on the accounts receivable balances. The reserve is based on known troubled accounts, historical experience and other currently available evidence. Provisions for bad debt expense are affected by changes in various factors, including the impacts of natural gas prices and weather. Each quarter, NSG evaluates the adequacy of the reserve for uncollectible accounts based on the most currently available information, and adjusts the reserve for changes in estimated probable accounts receivable losses.

Pension and Postretirement Benefits

The calculation of pension expense relies on actuarial assumptions including discount rate, long-term rate of return on assets and assumed future increases in compensation. These assumptions are determined annually and changes to the assumptions can have a material effect on the amounts recorded from year to year. NSG bases its discount rate assumption on yields of high quality long-term, fixed-income bonds.  A decrease in the assumed discount rate of 50 basis points would have increased pension expense by $0.3 million for the year ended December 31, 2007.

Additionally, when an employee retires and takes his/her retirement benefit as a lump sum, a settlement amount under SFAS No. 88 is calculated representing a portion of unrecognized gains and losses. NSG has chosen to record this amount in the current period instead of amortizing the difference over the expected average service life of the remaining participants. Both methods are acceptable under GAAP. Therefore, the timing of retirements can have an effect on the amount recorded in any given year. (See Note 7, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements for current year assumptions.)

In addition, NSG currently provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for NSG. NSG accrues the expected costs of such benefits during a portion of the employees’ years of service. This accrual is based on assumptions regarding discount rates, rate of return on assets and health care cost trend rates. The health care cost trend rate assumption has a significant effect on the amounts reported. (See Note 7, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements for current year assumptions.)

The following chart shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported annual pension cost on the income statement as they relate to all of our defined benefit pension plans.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percent Change in Assumption	Impact on Projected Benefit Obligation	Impact on Pension Cost
Discount rate	(0.5)	$ 2.0	$ 0.3
Discount rate	0.5	(1.8)	(0.3)
Rate of return on plan assets	(0.5)	N/A	0.1
Rate of return on plan assets	0.5	N/A	(0.1)

The following chart shows how a given change in certain actuarial assumptions would impact the accumulated other postretirement benefit obligation and the reported annual other postretirement benefit cost on the income statement.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percent Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on Postretirement Benefit Cost
Discount rate	(0.5)	$ 0.7	$ 0.1
Discount rate	0.5	(0.7)	(0.1)
Health care cost trend rate	(1.0)	(1.3)	(0.3)
Health care cost trend rate	1.0	1.5	0.3
Rate of return on plan assets	(0.5)	N/A	-
Rate of return on plan assets	0.5	N/A	-

Regulatory Accounting

Due to the regulation of NSG, certain transactions are recorded based on the accounting prescribed in SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71). Regulatory assets represent probable future revenue associated with certain incurred costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenue or refunds to customers. Accordingly, actions of the ICC could have an effect on the amount recovered from or refunded to customers. Any differences between recoverable and refundable amounts and the amounts deferred would be recorded as income or expense at the time of any ICC action (see Note 6, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements for a discussion of the Gas Charge settlement). If all or a reportable portion of the utility operations becomes no longer subject to the provision of SFAS No. 71, a write-off of related regulatory assets or liabilities would be required, unless some form of transition cost recovery continued through rates established and collected for the remaining regulated operations. No such change is foreseen by management. (See Note 1(h), “Regulatory Assets and Liabilities,” of the Notes to Consolidated Financial Statements for a summary of regulatory assets and liabilities recorded under this policy.)

Environmental Activities Relating to Former Manufactured Gas Plant Sites

NSG, its predecessors, and certain former affiliates operated facilities in the past at multiple manufactured gas plant sites. NSG is accruing and deferring the costs it incurred in connection with environmental activities at the manufactured gas plant sites pending recovery through rates or from other entities. The amounts deferred include costs incurred but not yet recovered through rates and management’s best estimates of the costs that NSG will incur in investigating and remediating the manufactured gas plant sites. Management’s estimates are based upon a probabilistic model and an ongoing review by management of future investigative and remedial costs.

Management considers this policy critical due to the substantial uncertainty in the estimation of future costs with respect to the amount and timing of costs, and the extent of recovery from other PRPs. (See Notes 1(h), “Regulatory Assets and Liabilities,” and 6, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for deferred environmental costs recorded as regulatory assets and a discussion of environmental matters.)

Tax Provision

As part of the process of preparing its Consolidated Financial Statements, NSG is required to estimate its income taxes for each of the jurisdictions in which it operates. This process involves estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within NSG’s Consolidated Balance Sheet. Management must also assess the likelihood that NSG’s deferred tax assets will be recovered from future taxable income and, to the extent management believes that recovery is not likely, NSG must establish a valuation allowance, which is offset by an adjustment to income tax expense in the income statement.  The interpretation of tax laws involves uncertainty, since tax authorities may interpret them differently.

NSG records interest and penalties assessed on income tax obligations as a component of tax expense.

Significant management judgment is required in determining NSG’s provision for income taxes, its deferred tax assets and liabilities and its accounting under FIN 48. The assumptions involved are supported by historical data and reasonable projections.  Significant changes in these assumptions could have a material impact on NSG's financial condition and results of operations.

IMPACT OF INFLATION

Our financial statements are prepared in accordance with GAAP and report operating results in terms of historic cost.  The statements provide a reasonable, objective, and quantifiable statement of financial results, but they do not evaluate the impact of inflation.  For our regulated operations, to the extent we are not recovering the effects of inflation, we will file rate cases as necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of NSG is responsible for establishing and maintaining adequate internal control over financial reporting. NSG's control systems were designed to provide reasonable assurance to NSG's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

NSG's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, NSG's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of NSG's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by NSG's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit NSG to provide only management's report in this annual report.

NORTH SHORE GAS COMPANY

B. CONSOLIDATED STATEMENTS OF INCOME

		Transition
	Year Ended	Period Ended	Year Ended	Year Ended
	December 31,	December 31,	September 30,	September 30,
(Millions)	2007	2006	2006	2005

Gas operating revenues	$271.0	$73.5	$285.1	$246.3
Operating expenses
Gas purchased for resale	205.2	54.6	220.3	180.9
Operating and maintenance expenses	39.3	9.0	39.5	36.2
Gas charge settlement	2.0	-	4.3	-
Depreciation and amortization	6.0	1.5	5.7	5.7
Taxes, other than income taxes	2.4	0.5	2.0	2.4
Operating income	16.1	7.9	13.3	21.1

Miscellaneous income	1.2	0.2	1.3	0.8
Interest expense	(4.2)	(1.1)	(4.1)	(3.8)
Other (expense) income	(3.0)	(0.9)	(2.8)	(3.0)

Income before taxes	13.1	7.0	10.5	18.1
Income tax expense	5.2	2.6	3.8	6.7
Net Income	$7.9	$4.4	$6.7	$11.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTH SHORE GAS COMPANY

C. CONSOLIDATED BALANCE SHEETS

	At December 31,	At September 30,
(Millions)	2007	2006
Assets
Current assets
Cash and cash equivalents	$-	$12.8
Customer and other receivables, net of reserves of $2.0 and $2.1
at December 31, 2007 and September 30, 2006, respectively	27.0	9.0
Receivables from related parties	2.3	3.6
Accrued unbilled revenues	23.9	5.8
Natural gas in storage, primarily at last-in, first-out cost	8.9	21.7
Materials and supplies, at average cost	0.9	1.1
Regulatory assets	9.1	24.6
Gas costs recoverable through rate adjustments	0.7	2.2
Assets from risk management activities	1.3	0.3
Deferred income taxes	0.7	2.5
Prepayments and other	0.4	0.6
Total current assets	75.2	84.2

Property, plant, and equipment, net of accumulated depreciation of $154.2 and $149.8
at December 31, 2007 and September 30, 2006, respectively	244.8	224.7
Noncurrent regulatory assets	101.7	86.8
Investments and other assets	3.1	4.3
Long-term assets from risk management activities	0.1	-
Total assets	$424.9	$400.0

Liabilities and Capitalization
Current liabilities
Accounts payable	$25.8	$21.1
Payables to related parties	7.3	29.6
Notes payable to related parties	11.9	-
Current liabilities from risk management activities	5.7	-
Accrued interest and taxes	3.0	2.6
Gas costs refundable through rate adjustments	8.9	12.4
Customer deposits	2.9	2.9
Customer credit balances	8.1	11.8
Other	2.2	1.7
Total current liabilities	75.8	82.1
Long-term liabilities and deferred credits
Deferred income taxes	39.0	45.7
Deferred investment tax credits	2.8	2.9
Noncurrent regulatory liabilities	2.0	2.1
Environmental remediation liability	84.6	67.9
Pension and postretirement benefit obligations	25.1	9.9
Asset retirement obligations	23.0	19.3
Other	2.2	-
Total long-term liabilities and deferred credits	178.7	147.8

Commitments and contingencies

Capitalization
Common stock equity	101.4	100.9
Long-term debt	69.0	69.2
Total capitalization	170.4	170.1
Total liabilities and capitalization	$424.9	$400.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTH SHORE GAS COMPANY

D. CONSOLIDATED STATEMENTS OF CAPITALIZATION

			December 31,	September 30,
(Millions, except share amounts)			2007	2006

Long-term debt
First mortgage bonds
Series		Year Due
M	5.00%	2028	$29.0	$29.2
N-2	4.625%	2013	40.0	40.0
Total long-term debt			69.0	69.2

Common stock equity
Common stock, without par value—
Authorized 5,000,000 shares
Outstanding 3,625,887 shares			24.8	24.8
Accumulated other comprehensive loss			(0.1)	(0.2)
Retained earnings			76.7	76.3
Total common stock equity			101.4	100.9
Total capitalization			$170.4	$170.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTH SHORE GAS COMPANY

E. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

					Accumulated
					Other
	Comprehensive		Common	Retained	Comprehensive
(Millions)	Income	Total	Stock	Earnings	Income (Loss)

Balance at September 30, 2004		$103.8	$24.8	$80.3	$(1.3)
Income available for common shareholders	$11.4	11.4	-	11.4	-
Other comprehensive income -
minimum pension liability (net of tax of $0.7)	(1.1)	(1.1)	-	-	(1.1)
Comprehensive Income	10.3
Dividends on common stock		(11.1)	-	(11.1)	-

Balance at September 30, 2005		$103.0	$24.8	$80.6	$(2.4)
Income available for common shareholders	$6.7	6.7	-	6.7	-
Other comprehensive income -
minimum pension liability (net of tax of $1.5)	2.2	2.2	-	-	2.2
Comprehensive Income	8.9
Dividends on common stock		(11.0)	-	(11.0)	-

Balance at September 30, 2006		$100.9	$24.8	$76.3	$(0.2)
Income available for common shareholders	$4.4	4.4	-	4.4	-
Other comprehensive income	-	-	-	-	-
Comprehensive Income	4.4
Dividends on common stock		(2.5)	-	(2.5)	-

Balance at December 31, 2006		$102.8	$24.8	$78.2	$(0.2)
Income available for common shareholders	$7.9	7.9	-	7.9	-
Other comprehensive income -
unrealized hedge gain (net of tax of $0.1)	0.1	0.1	-	-	0.1
Comprehensive Income	8.0
Dividends on common stock		(9.4)	-	(9.4)	-

Balance at December 31, 2007		$101.4	$24.8	$76.7	$(0.1)

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTH SHORE GAS COMPANY

F. CONSOLIDATED STATEMENTS OF CASH FLOWS

		Transition
	Year Ended	Period Ended	Year Ended	Year Ended
	December 31,	December 31,	September 30,	September 30,
(Millions)	2007	2006	2006	2005

Operating Activities:
Net income	$7.9	$4.4	$6.7	$11.4
Adjustments to reconcile net income to cash provided (used in) by operations:
Depreciation	6.9	1.8	6.6	6.5
Deferred income taxes and investment tax credits—net	(1.3)	-	3.4	6.1
Pension and postretirement expense	4.2	0.5	1.5	(6.9)
Gas charge settlement	1.6	-	-	-
Other adjustments	(3.6)	1.3	1.3	1.4
Net changes in:
Receivables—net	(7.5)	(30.5)	2.0	(0.7)
Receivables from related parties	(1.9)	3.4	2.1	9.2
Gas in storage	1.1	11.7	(7.5)	0.7
Gas costs recoverable/refundable through rate adjustments	6.5	(8.6)	11.7	1.2
Accounts payable	0.8	3.9	(5.5)	10.4
Payables to related parties	3.5	1.2	-	(3.5)
Accrued interest	-	(0.8)	-	-
Accrued taxes	(6.1)	3.6	(4.2)	1.8
Customer credit balances	(4.1)	0.4	3.0	1.6
Other	(1.0)	(0.6)	1.2	(3.5)
Net cash provided by (used in) operating activities	7.0	(8.3)	22.3	35.7

Investing Activities:
Capital spending	(9.7)	(1.6)	(9.4)	(9.8)
Intercompany loan receivable	-	(0.1)	0.4	(0.4)
Net cash provided by (used in) investing activities	(9.7)	(1.7)	(9.0)	(10.2)

Financing Activities:
Intercompany loan payable	11.9	-	-	-
Retirement of short-term debt	-	-	-	(3.8)
Retirement of long-term debt	-	(0.2)	-	(0.1)
Dividends paid on common stock	(9.3)	(2.5)	(11.0)	(11.1)
Net cash provided by (used in) financing activities	2.6	(2.7)	(11.0)	(15.0)

Net increase (decrease) in cash and cash equivalents	(0.1)	(12.7)	2.3	10.5
Cash and cash equivalents at beginning of period	0.1	12.8	10.5	-
Cash and cash equivalents at end of period	$-	$0.1	$12.8	$10.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

G.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           General - NSG is primarily engaged in the sale and transportation of natural gas to residential, commercial and industrial customers in the northeast section of Illinois. NSG’s utility operations are subject to regulation by the ICC. Regulated operations are accounted for in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” ("SFAS No. 71"). This standard controls the application of GAAP for companies whose rates are determined by an independent regulator such as the ICC. Under this standard, certain costs or revenues are deferred on the balance sheet until recovered or refunded through rates.

We have prepared the consolidated financial statements of NSG and its wholly-owned subsidiary under the rules and regulations of the SEC.

These financial statements on Form 10-K have been audited.  Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown.

NSG prepares its financial statements in conformity with GAAP. NSG make estimates and assumptions that affect reported amounts. These estimates and assumptions affect assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

As previously disclosed in the combined PEC, PGL and NSG Transition Report on Form 10-Q for the Transition Period from October 1, 2006 to December 31, 2006, NSG changed its fiscal year end from September 30 to December 31. The quarter ended December 31, 2006, represents a transitional period and results for that period are included in the consolidated financial statements and notes thereto. Summarized consolidated unaudited financial data for the comparative three month period ended December 31, 2005 is as follows.

Revenues	$110.3
Operating income (loss)	(8.8)
Income tax expense (benefit)	(4.1)
Net income (loss)	(5.7)

References to fiscal 2006 or 2005 represent balances as of or activity for the twelve months ended September 30, 2006 and September 30, 2005, respectively.  References to fiscal 2007 represent balances as of or activity for the calendar year ended December 31, 2007.

(b)           Reclassifications - Effective February 21, 2007, the previously announced merger between a wholly-owned subsidiary of Integrys Energy Group, Inc. and PEC was consummated (the "PEC merger"). NSG is a wholly-owned subsidiary of PEC. See Note 9, “Regulatory Environment,” for further discussion of the PEC merger. Effective with the merger, NSG adopted the financial statement presentation policies of Integrys Energy Group.  Certain items previously reported for the prior periods have been reclassified to conform to the presentation in the current period:

Consolidated Statements of Income:

Revenues and taxes, other than income taxes, are presented net of pass-through taxes. (See Note 1(d), "Revenue and Customer Receivables," for further discussion.)

Environmental costs related to investigation and remediation activities are included in operating and maintenance expenses.  (See Note 6, “Commitments and Contingencies,” for further discussion.)

Consolidated Balance Sheets:

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

The NSG consolidated financial statements do not reflect, and are not required to reflect, any push down basis of accounting as a result of the PEC merger.

(c)           Cash and Cash Equivalents - For purposes of reporting cash flows, NSG considers all highly liquid financial instruments with a maturity at the date of purchase of three months or less to be cash equivalents.

Noncash investing and financing activities include NSG’s recognition of conditional asset retirement obligations under FIN 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) and related additional investments in property plant and equipment and regulatory assets. (See Note 1(i), “Asset Retirement Obligations,” for further discussion.)

The following is supplemental disclosure to the NSG Consolidated Statements of Cash Flows:

	Year Ended December 31,	Transition Period Ended December 31,	Year Ended September 30,	Year Ended September 30,
(Millions)	2007	2006	2006	2005
Cash paid for interest	$3.8	$1.8	$3.6	$3.5
Cash paid for income taxes	$12.3	$0.5	$3.9	$(1.2)

(d)           Revenue and Customer Receivables - Natural gas sales and transportation revenues for NSG are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

In Illinois, delivering, supplying, furnishing or selling gas for use or consumption and not for resale is subject to state and, in some cases, municipal taxes (revenue taxes). The Illinois Public Utilities Act provides that the tax may be recovered from utility customers by adding an additional charge to customers’ bills. These pass-through taxes are due only to the extent they are collected as cash receipts as opposed to amounts billed. The revenues presented on the Consolidated Statements of Income exclude the billings to customers for these pass-through taxes.  For the fiscal years ended September 30, 2006 and 2005, and for the transition period ended December 31, 2006, NSG previously reported most revenue taxes on a gross basis, whereby the billed amounts for the recovery of these taxes were included in revenues, and an offsetting expense amount (net of an administrative fee) representing the expected cash payment of the taxes was included in taxes, other than income taxes on the statement of income. In connection with the PEC merger, beginning with the quarter ended March 31, 2007, NSG adopted the accounting policy of excluding such pass-through taxes from both revenues and taxes, other than income taxes.  Revenue tax amounts excluded from revenues and taxes, other than income taxes for the fiscal years ended December 31, 2007 and September 30, 2006 and 2005 were $14.7 million, $14.5 million and $14.2 million, respectively, and were $4.1 million for the transition period ended December 31, 2006.

NSG is required to provide service and grant credit to customers within their service territories. NSG continually reviews its customers’ credit-worthiness and obtains or refunds deposits accordingly. NSG is precluded from discontinuing service to residential space heating customers during December through March when the weather forecast includes a forecast of 32 degrees or lower.

(e)           Gas in Storage - For 2007, NSG priced storage injections, except for liquid propane, at the calendar year average of the costs of natural gas supply purchased.  For 2006, NSG priced storage injections at the fiscal year average of the costs of natural gas supply purchased.  Withdrawals from storage, except for liquid propane, are priced on the LIFO cost method.  NSG accounts for liquid propane inventory using the average cost method.  The estimated replacement cost of gas in inventory exclusive of the liquid propane for NSG at December 31, 2007, and September 30, 2006, exceeded the LIFO cost by approximately $42.8 million and $12.7 million, respectively.  NSG’s calculation used a Chicago city-gate gas price per Dth of $7.33 at December 31, 2007, and $3.67 at September 30, 2006.

(f)           Risk Management Activities

Derivative Instruments and Hedging Activities. NSG's gas supply costs may vary due to changes in commodity prices that affect its operations. To manage this volatility, NSG uses forward contracts and financial instruments, including commodity swaps and options. It is the policy of NSG to use these instruments solely for the purpose of managing volatility and not for any speculative purpose. NSG accounts for derivative financial instruments pursuant to SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” as amended and interpreted ("SFAS No. 133"). Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception.

Mark-To-Market Derivative Instruments.  NSG uses derivative instruments to manage its cost of gas supply and mitigate price volatility. All such derivative instruments are measured at fair value. NSG's tariffs allow for full recovery from its customers of prudently incurred gas supply costs, including gains or losses on these derivative instruments. In turn, SFAS No. 71 allows for these MTM derivative gains or losses to be recorded as regulatory assets or regulatory liabilities. Realized gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of NSG. The net MTM asset (liability) value of the above contracts for NSG at December 31, 2007, and September 30, 2006, were $(3.6) million and $(24.1) million, respectively.

Summary. The following table shows NSG’s assets and liabilities from all risk management activities. Certain commodity financial instruments are executed by NSG and shown as assets/liabilities from risk management activities. Other commodity financial instruments were previously executed by PEC on behalf of NSG and are represented on NSG's balance sheet as payables to related parties. Unrealized gains or losses on certain MTM commodity contracts related to deposits with brokers are included within other receivables.

	Assets		Liabilities
	December 31,	September 30,	December 31,	September 30,
(Millions)	2007	2006	2007	2006

Commodity contracts	$2.1	$2.8	$5.7	$26.9
Balance Sheet Presentation
Current
Assets/liabilities from risk management activities	$1.3	$0.3	$5.7	$-
Other receivables	0.7	2.5
Payables to related parties	-	-	-	26.9
Total current	$2.0	$2.8	$5.7	$26.9
Long-term
Assets/liabilities from risk management activities	$0.1	$-	$-	$-
Total long-term	0.1	-	-	-
Total	$2.1	$2.8	$5.7	$26.9

Assets and liabilities are classified as current or long-term based upon the maturities of the underlying contracts.

(g)           Property, Plant and Equipment - Property, plant and equipment is stated at original cost and includes amounts for capitalized labor costs, payroll taxes, employee benefit costs, administrative costs and an allowance for funds used during construction.

NSG charges the cost of maintenance and repairs of property and minor renewals and improvements of property to maintenance expense. When depreciable property is retired, its original cost is charged to the accumulated provision for depreciation. The provision for depreciation substantially reflects the systematic amortization of the original cost of depreciable property, net of the accumulated reserve for depreciation, over the estimated composite remaining useful lives on the straight-line method. Additionally, actual dismantling cost, net of salvage, is recorded as depreciation expense in the month incurred.

In April 2005, the ICC approved new depreciation rates for NSG that reflect longer useful lives on utility plant. The $1.2 million pretax impact of the depreciation change was retroactive to October 1, 2004, the effective date of the ICC depreciation order.

The provision for depreciation and amortization for NSG, expressed as an annual percentage of the original cost of depreciable property, was 1.9%, 1.9%, 1.8% and 1.8% for fiscal year 2007, the transition period-ended December 31, 2006, and fiscal years 2006 and 2005, respectively.

(h)           Regulatory Assets and Liabilities - NSG’s utility operations are subject to regulation by the ICC. Regulated operations are accounted for in accordance with SFAS No. 71. This standard controls the application of GAAP for companies whose rates are determined by an independent regulator such as the ICC. Regulatory assets represent probable future revenue associated with certain incurred costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenue or refunds to customers. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, we believe that future recovery of our regulatory assets is probable.  If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to current expense.

The table below summarizes the regulatory assets and liabilities of NSG that were reflected on the Consolidated Balance Sheets.

	December 31,	September 30,
	2007	2006
(Millions)
Regulatory assets
Environmental costs, net of recoveries (see Note 6)	$87.6	$69.2
Asset retirement obligations (see Note 1(i))	2.2	15.8
Gas costs recoverable through rate adjustments	0.7	2.2
Discount, premium, expenses and loss on reacquired bonds	1.8	2.0
Gas costs hedging program (see Note 1(f))	5.0	24.4
Pension and post-retirement benefits (see Note 7)	12.6	-
Merger related costs (see Note 9)	1.6	-
Total regulatory assets	111.5	113.6

Regulatory liabilities
Income tax (see Note 1(j))	2.0	2.1
Gas costs refundable through rate adjustments	8.9	12.4
Total regulatory liabilities	10.9	14.5

Net regulatory assets and liabilities of subsidiaries	$100.6	$99.1

Environmental costs, net of recoveries, are the deferred costs associated with former manufactured gas plant operations, which are allowed to be recovered by NSG from customers on a dollar-for-dollar basis. The ICC conducts annual proceedings regarding the reconciliation of revenues and related environmental costs. If the ICC were to find that the reconciliation was inaccurate or any of the environmental costs were imprudently incurred, the ICC would order NSG to refund the affected amount to customers.

Under the tariffs of NSG, all prudently incurred gas costs are recoverable from customers. The difference for any month between costs recoverable through the Gas Charge and the actual amount billed to customers under the Gas Charge is recovered from or refunded to customers through future adjustments to the Gas Charge. Such difference for any month is recorded either as a current asset or as a current liability (with a contra entry to gas costs). Gas costs consist of two types—Commodity and Non-Commodity costs. The two types are tracked independently and may cause both an accounts receivable from and an accounts payable to customers.

Gas costs recoverable and refundable through rate adjustments represent the regulatory assets and liabilities, respectively, that result from the annual proceedings conducted by the ICC regarding the reconciliation of revenues from the Gas Charge and related gas costs. If the ICC were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the ICC would order the utility to refund the affected amount to customers through subsequent Gas Charge filings. (See Note 6, “Commitments and Contingencies.”)

NSG uses derivative instruments to manage its cost of gas supply (gas costs hedging program).  Because NSG's tariffs allow for the costs and benefits of this activity to be passed through to customers, SFAS No. 71 allows such MTM derivative gains and losses to be recorded as regulatory assets or regulatory liabilities.  Realized gains and losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place.

Costs related to utility asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations” ("SFAS No. 143") as interpreted by FIN 47, are recoverable from utility customers. The ICC previously has approved PGL recovery of significant retirement (decommissioning) costs through the establishment of a regulatory asset. Amounts charged to customers for the costs related to the retirement of long-lived assets may differ from the period costs recognized in accordance with SFAS No. 143 and FIN 47 and, therefore, may result in a difference in the timing of recognition of period costs for financial reporting and rate-making purposes.  Under the requirements of SFAS No. 71, NSG has recognized a regulatory asset for this difference.

Under the provisions of SFAS No. 71, amounts otherwise charged/credited to other comprehensive income upon application of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"), should be recorded as a regulatory asset or liability if the utility has historically recovered or currently recovers pension expense under SFAS No. 87, “Employers’ Accounting for Pensions,” and other postretirement benefit expense under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” in rates and there is no negative evidence that the existing regulatory treatment will change.  In accordance with SFAS No. 71, NSG recorded in regulatory assets and regulatory liabilities the net impact of recognizing the funded status of its plans upon implementation of SFAS No. 158 on December 31, 2006. (See Note 7, “Employee Benefit Plans.”)

The February 7, 2007, ICC order provides authority for NSG to recover from ratepayers in a future rate case merger costs up to certain ICC approved levels. NSG must demonstrate in the future that merger synergy savings realized have exceeded the merger costs. (See Note 9, “Regulatory Environment.”)

Certain regulatory assets do not result from cash expenditures, and therefore do not represent investments included in rate base or have offsetting liabilities that reduce the rate base of NSG. Incremental environmental costs incurred and not yet recovered from customers and recoverable gas costs, which are generally recovered within one year, are not included in rate base. However, NSG is allowed to recover a carrying cost for amounts spent but not yet collected from customers. The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.

(i)           Asset Retirement Obligations - Under the provisions of SFAS No. 143 and FIN 47, NSG has recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets. NSG identified asset retirement obligations primarily related to distribution pipe removal (including asbestos and PCBs in pipes), asbestos and PCBs in buildings and removal of above ground storage tanks.  In accordance with SFAS No. 71, NSG establishes regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and FIN 47 and the rate making practices for retirement costs authorized by the ICC.  All asset retirement obligations are recorded as other long-term liabilities on the balance sheet of NSG.

Changes to Asset Retirement Obligation Liabilities
The following table describes all changes to the asset retirement obligations of NSG through December 31, 2007, including the adoption of FIN 47.

(Millions)
Asset retirement obligations at September 30, 2005	$-
Adoption of FIN 47	19.3
Asset retirement obligations at September 30, 2006	19.3
Accretion expense	1.4
Liabilities incurred	0.1
Revisions in estimated cash flows	2.2
Liabilities settled	-
Asset retirement obligations at December 31, 2007	$23.0

(j)           Income Taxes - NSG follows the asset and liability method of accounting for deferred income taxes as prescribed by SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on NSG, certain adjustments made to deferred income taxes are, in turn, recorded as regulatory assets (liabilities). (See Note 1(h), “Regulatory Assets and Liabilities.”)

Income taxes allocated to NSG are included in the consolidated tax return of Integrys Energy Group.  Integrys Energy Group files a consolidated United States income tax return that includes domestic subsidiaries of which its ownership is 80% or more, including NSG. Integrys Energy Group and its consolidated subsidiaries are parties to a tax allocation sharing arrangement under which each entity determines its income tax provision on a separate basis.  In several states, a combined or consolidated filing is required for certain members of Integrys Energy Group doing business in that state. The tax allocation arrangement equitably allocates the state taxes associated with these combined or consolidated filings. Additionally, the taxable income of NSG is the basis for recording current income tax expense and cash payments by NSG.

NSG nets its income tax-related regulatory assets and liabilities. At December 31, 2007 and September 30, 2006, net regulatory income tax liabilities for NSG recorded in noncurrent regulatory liabilities equaled $2.0 million and $2.1 million, respectively.

Investment tax credits have been deferred and are being amortized to income over the remaining book lives of related property.

(k)           Related Party Transactions – PEC and Integrys Energy Group provided administrative services for their subsidiaries, including NSG. These services include purchasing, accounting, finance and treasury, tax, information technology, auditing, insurance and pension administration, human resources and other miscellaneous services. Billings to NSG for these services amounted to $7.2 million, $7.8 million and $7.0 million in fiscal 2007, 2006 and 2005, respectively, and $1.7 million for the transition period-ended December 31, 2006. Specific and systematic cost allocation methodologies are used to allocate the costs and include such factors as payroll, number of employees, space occupied and capital investment.

PGL also provides certain billing, cash receipts processing, customer care, gas transportation rental and other services to NSG and bills for services rendered. PGL billings to NSG were $8.0 million, $6.6 million and $6.1 million for fiscal years 2007, 2006 and 2005, respectively, and $1.5 million for the transition period ended December 31, 2006.

Beginning in 2008, Integrys Business Support, LLC, a service company wholly-owned by Integrys Energy Group, will provide services to NSG similar to those previously provided by PEC, PGL and Integrys Energy Group, with the exception of certain services that will continue to be provided directly from PGL to NSG.

Receivables from and payables to related parties at NSG at September 30, 2006, primarily represent MTM gains on derivative instruments (see Note 1(f), “Risk Management Activities”) executed by PEC on behalf of NSG. Payables to related parties at NSG also relate to administrative services provided by PEC and Integrys Energy Group.

(l)           New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The standard became effective for NSG on January 1, 2008. Implementation of SFAS No. 157 is not expected to have a significant impact on NSG’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  This standard permits entities to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157.  SFAS No. 159 became effective for NSG on January 1, 2008.  NSG has chosen not to elect the fair value option for any of its financial assets and liabilities.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

NSG reports certain contracts and instruments at fair value in accordance with GAAP. Fair value is based on actively quoted market prices, if available. In the absence of actively quoted market prices, NSG seeks indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, NSG must estimate prices based on available historical and near-term information and certain statistical methods, including regression analysis.

For options and contracts with option-like characteristics where pricing information is not available from external sources, NSG uses a modified Black-Scholes model and considers time value, the volatility of the underlying commodities and other relevant assumptions when estimating fair value. If pricing information is not available from external sources, judgment is required to develop the estimates of fair value. For individual contracts, the use of different assumptions could have a material effect on the contract’s estimated fair value.

Considerable judgment is required to develop the fair value estimates; therefore, the values are not necessarily indicative of the amounts that could be realized in a current market exchange. The fair value estimates are based on information available to management as of each fiscal year-end. Management is not aware of any subsequent factors that would affect significantly the estimated fair value amounts. The following table summarizes the carrying amounts and fair values of long-term debt financial instruments included in the Consolidated Balance Sheets of NSG:

(Millions)
Long-term debt including current portion	Carrying Amount	Estimated Fair Value
At December 31, 2007	$69.0	$68.9
At September 30, 2006	$69.2	$67.4

The estimated fair values are determined based on the long-term debt interest rates that are currently available for issuance of debt with similar terms, call dates and remaining maturities. The carrying amount of all other financial instruments approximates fair value.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following assets:

	December 31,	September 30,
Year Ended (Millions)	2007	2006
Total utility plant	$396.8	$373.0
Less: Accumulated depreciation	154.2	149.8
Net	242.6	223.2
Construction in progress	2.2	1.5
Total Property, plant, and equipment	$244.8	$224.7

NOTE 4 - SHORT-TERM DEBT AND LONG-TERM DEBT

NSG’s short-term cash needs are met through loans from PEC and/or inter-utility loans from PGL. NSG has the ability to borrow up to $50 million from PEC and to loan to or borrow from PGL up to $50 million. At December 31, 2007, NSG had an $11.9 million loan outstanding from PGL with a weighted average interest rate of 4.84%. At September 30, 2006, NSG had no loan outstanding from PGL. At December 31, 2007, and September 30, 2006, there were no loans from PEC to NSG and there were no loans from NSG to PGL.

NSG’s indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 2007, such restrictions amounted to $6.9 million out of NSG’s total retained earnings of $76.7 million. The Indenture, dated April 1, 1955, as supplemented, securing the first mortgage bonds issued by NSG, constitutes a direct, first-mortgage lien on substantially all property owned by NSG. At December 31, 2007, NSG was in compliance with all covenants relating to outstanding debt.

NSG utilizes mortgage bonds to secure tax exempt interest rates. The Illinois Finance Authority has issued tax exempt bonds for the benefit of NSG. Each issuance is secured by an equal principal amount of NSG’s first mortgage bonds.

A schedule of all principal debt payment amounts for NSG is as follows:

Year ending December 31
(Millions)
2008	$-
2009	-
2010	-
2011	-
2012	-
Later years	69.0
Total payments	$69.0

NOTE 5 - INCOME TAXES

Deferred Tax Assets and Liabilities

Summarized in the table below for NSG are the temporary differences which gave rise to the net deferred income tax liabilities.

	December 31,	September 30,
	2007	2006
(Millions)
Deferred tax assets:
Group insurance	$4.1	$3.0
Other	5.6	6.2
Total deferred income tax assets	$9.7	$9.2
Deferred tax liabilities:
Property related, net	$45.3	$43.9
Other	2.7	8.5
Total deferred income tax liabilities	48.0	52.4
Net deferred income tax liabilities	$38.3	$43.2

Consolidated Balance Sheet Presentation:
Current deferred tax assets	$0.7	$2.5
Long-term deferred tax liabilities	39.0	45.7
Net deferred tax liabilities	$38.3	$43.2

Tax Rate Reconciliation

The following is a reconciliation for NSG between the federal statutory income tax rate of 35% and the total effective income tax rate.

			Transition
	Year Ended		Period Ended		Year Ended		Year Ended
	December 31,		December 31,		September 30,		September 30,
	2007		2006		2006		2005

(Millions, except for percentages)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Computed federal income tax expense	$4.6	35.00	$2.4	35.00	$3.7	35.00	$6.3	35.00
Increase (decrease) due to:
State income taxes—net	0.6	4.53	0.3	4.60	0.5	4.74	0.9	4.78
Unrecognized tax benefits—FIN 48	0.3	2.32	-	-	-	-	-	-
Other—net	(0.3)	(2.28)	(0.1)	(1.97)	(0.4)	(3.59)	(0.5)	(2.91)
Total income tax expense	$5.2	39.57	$2.6	37.63	$3.8	36.15	$6.7	36.87

Income Tax Expense

Total income tax expense as shown for NSG on each of the respective Consolidated Statements of Operations is composed of the following:

		Transition
	Year Ended	Period Ended	Year Ended	Year Ended
	December 31,	December 31,	September 30,	September 30,
(Millions)	2007	2006	2006	2005

Current:
Federal	$3.9	$2.3	$0.7	$0.6
State	2.3	0.3	(0.3)	-
Total current income taxes	6.2	2.6	0.4	0.6

Deferred provision	(1.3)	-	3.4	6.1

Unrecognized Tax Benefits—FIN 48	0.3	-	-	-

Net income tax expense	$5.2	$2.6	$3.8	$6.7

Activity related to investment tax credits and tax interest and penalties was not significant for the periods presented.

Unrecognized Tax Benefits

Effective January 1, 2007, NSG adopted the provisions of FIN 48.  The cumulative effect of adopting FIN 48 was an increase of less than $0.1 million to the January 1, 2007 retained earnings balance. A reconciliation of the beginning and ending amount on unrecognized tax benefits is as follows:

(Millions)	Unrecognized Tax Benefits
Balance at January 1, 2007	$0.1
Increase in tax positions taken in prior years	0.1
Increase in tax positions taken in current year	0.2
Balance at December 31, 2007	$0.4

Unrecognized tax benefits of $0.3 million would affect NSG's effective tax rate if recognized in subsequent periods. At the beginning of 2007, an approximate $0.1 million liability was accrued for the possible payment of interest and penalties related to unrecognized tax benefits.

NSG records penalties and interest related to unrecognized tax benefits in income tax expense.

NSG files income tax returns in the U.S. federal jurisdiction (as part of the Integrys Energy Group consolidated return) and in various U.S. state jurisdictions. With a few exceptions (major exceptions listed below), NSG  is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2002.

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

In 2007, NSG has open examinations for the following major jurisdictions for the following tax years:

•	IRS – NSG has an open examination for the 2004-2005 tax years.
•	Illinois Department of Revenue – NSG has an open examination for the 2001-2006 tax years.

NSG does not expect a significant impact to the liability for unrecognized tax benefits from the expiration of the statute of limitations in any jurisdiction to occur within the next 12 months.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

NSG has obligations at December 31, 2007, related to natural gas supply and transportation contracts with total estimated demand payments of $58.3 million through 2017. NSG expects to recover these costs in future customer rates. Additionally, NSG has contracts to sell natural gas to customers.

NSG also has commitments in the form of purchase orders issued to various vendors totaling $2.4 million at December 31, 2007.

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

The EPA has identified NSG as a PRP under CERCLA at the Waukegan Coke Plant Site, one of the Illinois manufactured gas plant sites that NSG is addressing, located in Waukegan, Illinois ("Waukegan Site"). The Waukegan Site is part of the OMC Superfund Site. The EPA also identified OMC, General Motors Corporation and certain other parties as PRPs at the Waukegan Site. NSG and the other PRPs are parties to a consent decree that requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27 million (in the form of certain defined net worth levels which NSG has met). The soil component of the remedial action was completed in August 2005. The final design for the groundwater component of the remedial action has been completed and construction of the groundwater treatment plant has commenced. The EPA has agreed to reduce the financial assurance requirement to $21 million to reflect completion of the soil component of the remedial action.

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

NSG estimated the future undiscounted investigation and cleanup costs for remaining work to be done at all five of the Illinois manufactured gas plant sites it is addressing (namely, those being addressed by both the IEPA and the EPA) as of December 31, 2007 to be approximately $84.6 million.  This represents a substantial increase from prior estimates.  This estimate takes into account (1) the transfer of sites to the EPA, which allows for estimates with greater certainty for sediment cleanup and remediation of sites where access to the sites could not previously be obtained under the IEPA program and (2) is based on assumptions and calculation methodology consistent with that used by Integrys Energy Group utilities in determining investigative and cleanup costs for manufactured gas plant sites.  NSG may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations and the assessment of natural resource damages.

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

The related regulatory asset (stated in current year dollars), representing unrecovered costs (both incurred to date and estimated future costs), was $87.6 million at December 31, 2007. Costs are expensed in the statement of income in the same period they are billed to customers and recognized as revenues.

Former Mineral Processing Site in Denver, Colorado

In 1994, NSG received a demand from the S.W. Shattuck Chemical Company, Inc. alleging that NSG is a successor to the liability of a former entity that was allegedly responsible during the period 1934 through 1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued a ROD for the Denver site and remediation work began. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1998, the remedial action under the 1992 ROD was completed.  In 2002, the EPA issued an amended ROD that required removing the monolith cap and undertaking additional soil excavation.  The work performed under the Amended ROD began in September 2002 and was completed in September 2006.

NSG does not believe that it has liability for the costs related to this site, but cannot determine the matter with certainty. At this time, NSG cannot reasonably estimate what range of loss, if any, may occur. In the event that NSG incurs liability, it would pursue reimbursement from insurance carriers and other responsible parties, if any.

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

The ICC issued orders on March 28, 2006, approving a settlement that resolved all proceedings regarding NSG for fiscal 2001 - 2004 costs.  The orders adopted a January 17, 2006, Settlement Agreement and Release among and between NSG, the People of the State of Illinois through the AG, the City of Chicago ("Chicago") and the Citizens Utility Board, as amended by an Amendment and Addendum dated March 6, 2006 (the "Agreement").

In its orders approving the Agreement, the ICC determined that $4 million should be refunded to customers of NSG.  In April 2006, the refund was credited to customer accounts. A charge totaling $4.3 million was allocated to NSG in accordance with the orders.

Pursuant to the Agreement, NSG also paid $0.2 million jointly to Chicago and the AG in 2006.  Separately, PEC also agreed to pay up to $5 million per year over the next five years (the “Subsequent Payments”) towards the funding of conservation and weatherization programs for low and moderate-income residential dwellings (the “Conservation Programs”). The Agreement did not specify any allocation of the Subsequent Payments between PGL and NSG. The five Subsequent Payments of up to $5 million will be paid based on Conservation Programs to be developed by Chicago and/or the AG.  NSG will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs. In July 2007, NSG received an itemized estimated cost and request for payment jointly from Chicago and the AG in the amount of $0.4 million to fund Conservation Programs for the remainder of 2007. NSG management concluded that this estimated cost and request for payment constitutes sufficient evidence that Chicago and the AG have established or are taking steps to develop valid Conservation Programs as required under the Agreement and that it is probable Chicago and the AG will request similar levels of annual funding through 2011 (Chicago and the AG made no allowance for a partial year in its request for payment for 2007). Consequently, NSG recorded a $2 million liability and related charge to earnings in the quarter ended June 30, 2007, for Subsequent Payments representing its portion of the $25 million in total Subsequent Payments. Of this amount, $1.6 million is included in other long-term liabilities and $0.4 million was paid during the fourth quarter of 2007. The remaining $23 million of the $25 million in total Subsequent Payments represents PGL's portion.

The Agreement provides that NSG will cooperate with Chicago and the AG to identify those customers of NSG who were not receiving natural gas as of the date of the Agreement that are financial hardship cases. The hardship cases were identified by NSG, the AG and Chicago. Following identification, NSG reconnected the hardship cases. NSG forgave all outstanding debt for reconnected customers.  Although NSG believes they have fully complied with this provision of the Agreement, Chicago and the AG have indicated that they believe the terms of the hardship program are broader than what NSG believes it is obligated to implement.  Management continues to believe that it has fully complied with the obligations of the Agreement with respect to the hardship program.

Pursuant to the Agreement, NSG agreed to conduct internal and external audits of its natural gas procurement practices.  An annual internal audit is required for five years, and the first two are completed.  The external audit performed by a consulting firm retained by the ICC is in progress.  No findings or recommendations have yet been issued.

Amounts refunded in connection with the Gas Charge reconciliation cases for fiscal years 2001 through 2004 relate to specific issues that occurred during that period and NSG does not believe them to be indicative of future actions that may be taken by the ICC with respect to current outstanding and future Gas Charge reconciliation cases.

The fiscal 2005 Gas Charge reconciliation case was initiated in November 2005.  The settlement of the prior fiscal years’ Gas Charge reconciliation proceedings does not affect this case.  The ICC staff and intervenor witnesses recommended disallowances.  In January 2008, the ICC issued a final order on the fiscal 2005 Gas Charge reconciliation case, adopting an approximate $1 million disallowance. The majority of the disallowance is for a one-time adjustment to transportation customers’ bank (storage) gas liability balances. Prior to the quarter ended September 30, 2007, NSG had recorded a $0.4 million liability primarily related to the ICC staff’s proposed disallowance associated with the Gas Purchase and Agency Agreement that was at issue in the fiscal 2001-2004 cases (and in effect for only one month after 2004), which NSG stated in its rebuttal testimony it was not contesting and which was inclusive of accrued interest. In the quarter ended September 30, 2007, NSG recorded additional expense of $0.7 million (including interest).  As a result, an other current liability of $1.1 million as of December 31, 2007, which includes interest, is equal to the refund required under the ICC order.  On February 14, 2008, NSG filed for rehearing on one of the two bank gas liability issues.  The disallowance for the rehearing issue is approximately $0.3 million.  The ICC must act on rehearing no later than March 5, 2008.

The fiscal 2006 Gas Charge reconciliation case was initiated on November 21, 2006.  NSG filed its direct testimony on April 10, 2007.  On May 16, 2007, the ICC initiated a Gas Charge reconciliation case for the period of October 2006 through December 2006 to cover the gap created by NSG’s move to a calendar year reconciliation period.  The ICC staff moved to consolidate the new case with the fiscal 2006 case, and the administrative law judge granted the motion in July 2007.  NSG’s direct testimony for the October through December period was filed October 17, 2007.  There is a status hearing scheduled for March 17, 2008, to set a schedule.

The ICC initiated the calendar year 2007 Gas Charge reconciliation cases on November 28, 2007.  The initiating order directs NSG to file direct testimony on April 15, 2008.  There is a status hearing scheduled for July 15, 2008.

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

Based upon the settlement and dismissal of NSG's fiscal years 2001 through 2004 reconciliation cases by the ICC, the court on September 25, 2006, granted in part PEC's motion to dismiss the case by limiting the potential class members in the suit to those persons who were customers during the time that PEC’s joint venture with Enron was in operation and did not receive part of the settlement proceeds from the reconciliation cases. However, the court denied PEC’s motion to dismiss the case to the extent that the complaint seeks punitive damages (regardless of whether such customers received part of the settlement proceeds from the reconciliation cases). The plaintiffs filed a third amended complaint and a motion for class certification and on April 25, 2007, the court denied, without prejudice, plaintiffs’ motion for class certification. On June 29, 2007, PEC filed a motion to dismiss the proceeding for failure to join a necessary party. Plaintiffs filed an amended complaint on July 11, 2007. On December 4, 2007, the court denied the motion to dismiss. Management cannot predict the outcome of this litigation at this time.

Builders Class Action

In June 2005, a purported class action was filed against PEC and its utility subsidiaries, including NSG, by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that NSG was fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of natural gas service pipes and extensions of distribution natural gas mains and failing to return related customer deposits.  NSG filed two motions to dismiss the lawsuit. On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs’ seeking of declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC. On June 28, 2007, plaintiffs filed an amended complaint with the Circuit Court. NSG responded by filing a motion to dismiss and is awaiting a decision on this motion. Oral arguments on the motions to dismiss in Birchwood were held on January 16, 2008.  PEC and its utility subsidiaries, including NSG, continue to believe they have meritorious defenses and intend to vigorously defend against this class action lawsuit.

NOTE 7 - EMPLOYEE BENEFIT PLANS

Defined Benefit Plans
NSG participates in two noncontributory defined benefit pension plans, the Retirement Plan and the Service Annuity System, covering substantially all employees. These plans provide pension benefits that generally are based on an employee's length of service, compensation during the five years preceding retirement and social security benefits. Employees who began participation in the Retirement Plan on or after July 1, 2001 have their benefits determined based on their compensation during the five years preceding termination of employment and an aged-based percentage credited to them for each year of their participation. NSG makes contributions to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law. Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment. NSG accrues the expected costs of such benefits over the service lives of employees who meet the obligatory requirements of the plan.

In addition, NSG currently provides certain contributory health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for NSG. These plans, like the pension plans, are funded based upon actuarial determinations, consideration of tax regulations and the amount of plan assets relative to expected benefit payment levels. NSG accrues the expected costs of such benefits over the service lives of employees who meet the eligibility requirements of the plan.

A federal subsidy provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced NSG’s net postretirement benefit cost by $0.6 million, $0.5 million and $0.2 million for the years ended December 31, 2007, September 30, 2006 and September 30, 2005, respectively, and by $0.1 million for the transition period ended December 31, 2006.

NSG follows SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," to account for unrecognized gains and losses related to the settlement of its pension plans' Projected Benefit Obligations (“PBO”). During fiscal 2007, as in past fiscal periods, a portion of each plans' PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88 for the Retirement Plan and Service Annuity System.

During the third quarter of 2007, NSG made a series of changes to certain of it retirement benefits.  Specifically, the changes include:

•	Closure of the defined benefit pension plans to non-union new hires, effective as of January 1, 2008;
•	A freeze in defined benefit pension service accruals for non-union employees, effective as of January 1, 2013;
•	A freeze in compensation amounts used for determining defined benefit pension amounts for non-union employees, effective as of January 1, 2018;
•
Revised eligibility requirements for retiree medical benefits for employees hired on or after January 1, 2008, and the introduction, beginning in 2013, of an annual premium reduction credit for employees retiring after December 31, 2012; and

•	Closure of the retiree dental and life benefit programs to all new hires, effective January 1, 2008, and elimination of these benefits for any existing employees retiring after December 31, 2012.

As a result of the changes described above, NSG remeasured certain of its pension and other postretirement benefit obligations as of August 1, 2007 and reflected the remeasurement for NSG on November 1, 2007 as it had not yet adopted the measurement date provisions of SFAS No. 158 which became effective January 1, 2008.  The curtailment gains and losses recognized, as a result of the plan design changes, are included in the Net Benefit Cost table below.

The amount of pension and other postretirement benefit costs deferred as a net regulatory asset at December 31, 2007 was $9.5 million and $3.1 million, respectively. Deferred amounts are expected to be recovered in rates over the employees' average remaining service period.

Through December 31, 2007, NSG used a measurement date three months prior to the financial statement date.  NSG eliminated its early measurement date effective January 1, 2008.

Benefit Obligations

	Pension Benefits
		Transition
	Year Ended	Period Ended	Year Ended	Year Ended
	December 31,	December 31,	September 30,	September 30,
	2007	2006	2006	2005
(Millions)
Change in benefit obligation
Benefit obligation at beginning of measurement period	$28.6	$26.3	$32.1	$28.7
Service cost	1.3	0.3	1.5	1.1
Interest cost	1.6	0.4	1.6	1.6
Participant contributions	-	-	-	-
Curtailment	(0.8)	-	-	-
Transfers	(0.2)	-	(0.3)	-
Plan amendments	-	-	-	-
Actuarial (gain)/loss	0.4	1.8	(5.1)	8.1
Benefits paid	(2.6)	(0.2)	(3.5)	(7.4)
Benefit obligation at end of measurement period	$28.3	$28.6	$26.3	$32.1

Accumulated benefit obligation at end of measurement period	$22.6	$22.5	$20.9	$24.0

	Other Postretirement Benefits
		Transition
	Year Ended	Period Ended	Year Ended	Year Ended
	December 31,	December 31,	September 30,	September 30,
	2007	2006	2006	2005
(Millions)
Change in benefit obligation
Benefit obligation at beginning of measurement period	$12.6	$11.9	$12.1	$12.6
Service cost	0.7	0.2	0.6	0.5
Interest cost	0.8	0.2	0.6	0.6
Participant contributions	0.7	0.1	0.6	0.5
Curtailment	(0.1)	-	-	(0.1)
Transfers	-	-	-	-
Plan amendments	-	-	-	(0.6)
Actuarial (gain)/loss	1.0	0.4	(0.4)	(0.1)
Benefits paid	(1.1)	(0.2)	(1.6)	(1.3)
Benefit obligation at end of measurement period	$14.6	$12.6	$11.9	$12.1

Plan Assets

	Pension Benefits
		Transition
	Year Ended	Period Ended	Year Ended	Year Ended
	December 31,	December 31,	September 30,	September 30,
	2007	2006	2006	2005
(Millions)
Change in plan assets
Fair value of plan assets at beginning of measurement period	$16.4	$16.2	$16.6	$12.7
Actual return on plan assets	2.1	0.6	1.2	0.6
Employer contributions (including non-qualified plans)	-	-	1.9	10.7
Transfers	(0.2)	(0.2)	-	-
Participant contributions	-	-	-	-
Benefits paid	(2.6)	(0.2)	(3.5)	(7.4)
Fair value of plan assets at end of measurement period	$15.7	$16.4	$16.2	$16.6

	Other Postretirement Benefits
		Transition
	Year Ended	Period Ended	Year Ended	Year Ended
	December 31,	December 31,	September 30,	September 30,
	2007	2006	2006	2005
(Millions)
Change in plan assets
Fair value of plan assets at beginning of measurement period	$2.3	$2.0	$1.3	$2.0
Actual return on plan assets	0.5	0.4	1.6	0.1
Employer contributions (including non-qualified plans)	0.1	-	0.1	-
Transfers	-	0.1	-	-
Participant contributions	0.7	0.1	0.6	0.5
Benefits paid	(1.2)	(0.3)	(1.6)	(1.3)
Fair value of plan assets at end of measurement period	$2.4	$2.3	$2.0	$1.3

Funded Status

The funded status of the plans, reconciled to the amount reported on the Consolidated Balance Sheets, is as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,	September 30,	December 31,	September 30,
Years Ended	2007	2006	2007	2006
(Millions)
Funded status of plans
Funded status	$(12.6)	$(10.1)	$(12.2)	$(9.9)
Unrecognized transition obligation	-	-	-	1.0
Unrecognized prior-service cost	-	2.2	-	-
Unrecognized loss	-	7.9	-	1.8
Net asset (liability) recognized	$(12.6)	$-	$(12.2)	$(7.1)

Amounts recognized in NSG's Consolidated Balance Sheets at September 30, 2006 related to the benefit plans consist of:

Other
	Pension	Postretirement
(Millions)	Benefits	Benefits
Prepaid pension cost	$ 2.8	$ -
Accrued benefit cost	(2.8)	(7.1)
Net asset (liability) recognized	$ -	$ (7.1)

Amounts recognized in NSG's Consolidated Balance Sheets at December 31, 2007 related to the benefit plans consist of noncurrent liabilities of $12.6 million for Pension Benefits and $12.2 million for Other Postretirement Benefits.

The following table shows the amounts that have not yet been recognized in NSG's net periodic benefit cost as of December 31, 2007.

		Other
	Pension	Postretirement
(Millions)	Benefits	Benefits
Regulatory assets
Net actuarial loss	$ 7.6	$ 2.3
Prior service costs (credits)	1.9	-
Transition obligation	-	0.8
	$ 9.5	$ 3.1

The estimated net loss and prior service cost for defined benefit pension plans that will be amortized as a component of net periodic benefit cost during 2008 are $0 and $0.2 million, respectively.  The estimated net loss, prior service credit, and transition obligation for other postretirement benefit plans that will be amortized as a component of net periodic benefit cost during 2008 are $0.2 million, $0, and $0.1 million, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is presented in the following table:

	December 31,	September 30,
(Millions)	2007	2006
Benefit obligation	$ 28.3	$ 15.9
Accumulated benefit obligation	22.6	12.6
Fair value of plan assets	15.7	7.6

Expected Cash Flows
Information about the expected cash flows for the pension and other postretirement benefit plans follows:

(Millions)	Pension Benefits	Other Postretirement Benefits
Employer contributions:
2008 (expected)	$0.5	$-

Expected benefit payments:
2008	$2.2	$1.0
2009	1.9	1.0
2010	2.2	1.1
2011	2.2	1.2
2012	1.9	1.3
Years 2013–2017	14.2	7.4

The above table reflects the total benefits expected to be paid from the plan or from NSG assets and does not include the participants’ share of the cost. The above expected benefit payments for other postretirement benefits include payments for prescription drug benefits and would be partially offset by of the following expected Medicare Part D subsidy receipts:

(Millions)	2008	2009	2010	2011	2012	2013–2017
Other postretirement benefits	$ 0.1	$ 0.1	$ 0.1	$ 0.1	$ 0.1	$ 0.7

Net Benefit Cost

	Pension Benefits
		Transition
	Year Ended	Period Ended	Year Ended	Year Ended
	December 31,	December 31,	September 30,	September 30,
	2007	2006	2006	2005
(Millions)
Service cost	$1.3	$0.3	$1.5	$1.2
Interest cost	1.7	0.4	1.6	1.6
Expected return on plan assets	(1.2)	(0.3)	(1.3)	(1.0)
Amortization of:
Prior service cost	0.2	-	0.2	0.2
Net actuarial (gain)/loss	0.3	0.1	0.6	0.2
Net periodic benefit cost	2.3	0.5	2.6	2.2

Curtailment recognition	-	-	-	0.3
Effects of lump sum settlements upon retirement	0.3	-	0.8	1.3
Net benefit cost	$2.6	$0.5	$3.4	$3.8

	Other Postretirement Benefits
		Transition
	Year Ended	Period Ended	Year Ended	Year Ended
	December 31,	December 31,	September 30,	September 30,
	2007	2006	2006	2005
(Millions)
Service cost	$0.8	$0.2	$0.6	$0.5
Interest cost	0.8	0.2	0.6	0.7
Expected return on plan assets	(0.2)	-	(0.1)	(0.2)
Amortization of:
Net transition (asset)/obligation	0.1	-	0.1	0.2
Net actuarial (gain)/loss	0.1	-	0.2	0.2
Net periodic benefit cost	$1.6	$0.4	$1.4	$1.4

Primary Actuarial Assumptions

	Pension Benefits		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	September 30,	December 31,	September 30,
	2007	2006	2007	2006
Weighted-average assumptions used to determine benefit obligations :
Discount rate	6.35%	6.50%	6.25%	6.25%
Future compensation increases	4-4.5%	3.75%
Health care cost trend rate assumed for next year (under age 65)			10%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)			5%	5%
Year that the rate reaches the ultimate trend rate			2013	2010
Health care cost trend rate assumed for next year (over age 65)			10.5%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)			5.5%	5%
Year that the rate reaches the ultimate trend rate			2013	2010

	Pension Benefits
	Year-Ended	Year-Ended	Year-Ended
	December 31,	September 30,	September 30,
	2007	2006	2005
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.0%	5.25%	6.16%
Expected return on assets	8.50%	8.75%	8.75%
Future compensation increases	3.75%	3.75%	3.75%

	Other Postretirement Benefits
	Year-Ended	Year-Ended	Year-Ended
	December 31,	September 30,	September 30,
	2007	2006	2005
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	5.00%	6.02%
Expected return on assets	8.50%	8.75%	8.75%
Health care cost trend rate assumed for next year	8.00%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2010	2010

The asset allocation, by asset class, for NSG’s pension and other postretirement benefit plans at the measurement date are as follows:

	Target	Percentage of Plan Assets
	Allocation	December 31,	September 30,
	2007	2007	2006
Pension Benefits:
Equity securities	70%	69%	69%
Debt securities	30%	31%	30%
Other	0%	0%	1%
Total	100%	100%	100%

Other Postretirement Benefits:
Equity securities	60%	53%	57%
Debt securities	40%	36%	38%
Other	0%	11%	5%
Total	100%	100%	100%

The target asset allocation reflects NSG’s investment strategy of maximizing the long-term rate of return on plan assets within an appropriate level of risk. Plan assets are rebalanced from time to time if the actual allocation deviates from the target by more than allowable limits as defined under the NSG’s investment policy.

NSG has developed an interest rate yield curve to enable it to make judgments pursuant to Emerging Issues Task Force Topic No. D-36, “Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions.” The yield curve is comprised of Aaa and Aa bonds with maturities between zero and thirty years. The expected annual benefit cash flows are discounted for each of NSG’s pension and retiree welfare plans using this yield curve and develop a single-point discount rate matching each plan’s expected payout structure.

NSG establishes its expected return on asset assumption based on consideration of historical and projected asset class returns. For each asset class, the expected return is calculated as the weighted-average of the historical and projected returns, as determined by an independent source. This amount is then compared to the historical investment performance of the trust holding the plan assets, as well as a group of peer companies for reasonableness.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For fiscal 2007 a one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
(Millions)	Increase	(Decrease)
Effect on total of service and interest cost	0.2	(0.2)
Effect on postretirement benefit obligation	1.5	(1.3)

Defined Contribution Plans
In addition to the defined benefit pension plans, NSG has defined contribution plans that allow eligible employees to contribute a portion of their income in accordance with specified guidelines. NSG matches a percentage of the employee contribution up to certain limits. The cost of NSG’s matching contribution to the plans totaled $0.3 million for each of the fiscal years 2007, 2006 and 2005 and totaled $0.1 for the transition period ended December 31, 2006.

NOTE 8 - PREFERRED STOCK

NSG has 160,000 shares of Preferred Stock, $100 par value, authorized for issuance, of which none were issued and outstanding at December 31, 2007.

NOTE 9 – REGULATORY ENVIRONMENT

Rate Case

On March 9, 2007, NSG filed a request with the ICC to increase natural gas rates for NSG by $6.3 million on an annual basis. The filing included an 11.06% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  NSG proposed three "riders" that would allow changes in costs to be passed through between rate cases:

•	a "decoupling" mechanism that would allow NSG to adjust rates going forward to recover or refund the difference between actual recovered non-gas cost revenue and authorized non-gas cost revenue;
•	a mechanism to recover the gas cost portion of uncollectible expense based on current gas prices (“uncollectible expense mechanism”); and
•	a mechanism to recover $1.1 million of energy efficiency costs under a program to be approved by the ICC (“energy efficiency mechanism”).

The ICC voted on February 5, 2008, to approve the rate case order.  The order, which was served February 7, 2008, provides for a rate decrease of $213,000, which includes a return on equity of 9.99% and a common equity ratio of 56% in its regulatory capital structure.  The order includes approval of the decoupling mechanism as a four-year pilot program and the energy efficiency mechanism.  The uncollectible expense mechanism was not approved.  NSG filed tariffs in compliance with the order on February 8, 2008, and the new rates went into effect on February 14, 2008.  A rehearing request, which is a prerequisite for any party wishing to appeal the order, is due thirty days after service of the order.

Merger

The PEC merger with a subsidiary of WPS Resources Corporation was consummated effective February 21, 2007. Immediately subsequent to the merger WPS Resources Corporation changed its name to Integrys Energy Group, Inc. NSG and PGL are wholly-owned by PEC.

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

The Conditions of Approval also included commitments with respect to the recently completed rate cases of PGL and NSG. These are the inclusion of merger synergy savings of $1.6 million at NSG in the proposed test year, the recovery of $0.8 million at NSG of the merger-related costs in the test year (reflecting recovery of $4.2 million for NSG of costs over 5 years), proposing a combined PGL and NSG $7.5 million energy efficiency program which was contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs. Finally, the order provides authority for PGL and NSG to recover from ratepayers in a future rate case up to an additional $9.9 million of combined merger costs, for a maximum potential recovery of $44.9 million. PGL and NSG must demonstrate in the future that merger synergy savings realized have exceeded the merger costs. As of December 31, 2007, the regulatory asset balance representing NSG merger costs to be recovered totaled $1.6 million.

NOTE 10 - BUSINESS SEGMENTS

Prior to the PEC merger, NSG reported all of its utility and non-utility operations within the Gas Distribution segment and reported general corporate allocations to it under the Corporate and Other segment.

Effective with the quarter ended March 31, 2007, NSG’s results of operations, including allocations for corporate activities, are reported in the Natural Gas Utility segment with respect to utility operations, with non-utility operations reported in the Other segment. Corresponding items for the prior year have been restated for the change in segment reporting. No material items were reportable for the Other segment for any of the periods presented.

Segments of Business	Natural Gas		NSG
(Millions)	Utility(1)	Other(2)	Consolidated

Year Ended December 31, 2007
Income Statement
Revenues	$271.0	$-	$271.0
Gas charge settlement	2.0	-	2.0
Depreciation and amortization expense	6.0	-	6.0
Miscellaneous income	1.2	-	1.2
Interest expense	4.2	-	4.2
Income tax expense	5.2	-	5.2
Net income	7.9	-	7.9
Total assets	424.9	-	424.9
Cash expenditures for long-lived assets	9.7	-	9.7

Transition Period Ended December 31, 2006
Income Statement
Revenues	$73.5	$-	$73.5
Depreciation and amortization expense	1.5	-	1.5
Miscellaneous income	0.2	-	0.2
Interest expense	1.1	-	1.1
Income tax expense	2.6	-	2.6
Net income	4.4	-	4.4
Total assets	410.9	-	410.9
Cash expenditures for long-lived assets	1.6	-	1.6

Year Ended September 30, 2006
Income Statement
Revenues	$285.1	$-	$285.1
Gas charge settlement	4.3	-	4.3
Depreciation and amortization expense	5.7	-	5.7
Miscellaneous income	1.3	-	1.3
Interest expense	4.1	-	4.1
Income tax expense	3.8	-	3.8
Net income	6.7	-	6.7
Total assets	400.0	-	400.0
Cash expenditures for long-lived assets	9.4	-	9.4

Year Ended September 30, 2005
Income Statement
Revenues	$246.3	$-	$246.3
Depreciation and amortization expense	5.7	-	5.7
Miscellaneous income	0.8	-	0.8
Interest expense	3.8	-	3.8
Income tax expense	6.7	-	6.7
Net income	11.4	-	11.4
Total assets	371.2	-	371.2
Cash expenditures for long-lived assets	9.8	-	9.8

(1) Includes only utility operations.
(2) Nonutility operations are included in the Other column. Amounts for all categories rounded to less than $0.1 million.

Note 11:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of NSG’s business operations due to nonrecurring items and seasonal weather patterns which affect earnings, and related components of net revenues and operating income.

In connection with the settlement of NSG’s Gas Charge reconciliation proceedings for fiscal years 2001 through 2004, NSG recorded a pretax charge of $17.0 million ($10.2 million after-tax) in the first quarter of fiscal 2006 and a pretax credit of $(12.7) million ($(7.7) million after-tax) in the second quarter of fiscal 2006 reducing the accruals for the settlement made in earlier periods.

Related to liabilities incurred under the Conservation Programs discussed in Note 6, “Commitments and Contingencies,” NSG recorded a $2 million pretax charge ($1.2 million after-tax) in the second quarter of fiscal 2007.

In connection with the fiscal 2005 Gas Charge reconciliation case, NSG recorded a pretax charge of $0.7 million ($0.4 million after-tax) for disallowed costs (including accrued interest) in the third quarter of fiscal 2007, as further discussed in Note 6, “Commitments and Contingencies.”

Quarterly financial data for NSG was as follows:

	First	Second	Third	Fourth	Fiscal
(Millions)	Quarter	Quarter	Quarter	Quarter	Year

Year Ended December 31, 2007	3/31	6/30	9/30	12/31	12/31
Operating revenue (1)	$124.1	$45.5	$22.9	$78.5	$271.0
Operating income (loss)	11.1	(0.1)	(1.4)	6.5	16.1
Net income (loss)	6.6	(0.4)	(1.3)	3.0	7.9

Transition Period Ended December 31, 2006					12/31
Operating revenue (1)					$73.5
Operating income (loss)					7.9
Net income (loss)					4.4

Year Ended September 30, 2006	12/31	3/31	6/30	9/30	9/30
Operating revenue (1)	$110.3	$121.2	$31.3	$22.3	$285.1
Operating income (loss)	(8.8)	23.2	0.5	(1.6)	13.3
Net income (loss)	(5.7)	13.8	-	(1.4)	6.7

(1)	Gas operating revenues are net of revenue taxes billed NSG's utility customers. (See Note 1(d), "Revenue and Customer Receivables.")

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

H.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of North Shore Gas Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of North Shore Gas Company and subsidiary (“the Company”) as of December 31, 2007 and September 30, 2006, and the related consolidated statements of income, common shareholder’s equity, and cash flows for each of the years ended December 31, 2007, September 30, 2006 and September 30, 2005, and the three months ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the years ended December 31, 2007, September 30, 2006 and September 30, 2005, and the three months ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, at December 31, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)."

  /s/  DELOITTE & TOUCHE LLP

Milwaukee, WI

February 27, 2008

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, NSG's management, with the participation of NSG's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of NSG's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, as of the date of such evaluation, NSG’s disclosure controls and procedures were effective in accumulating and timely alerting them to information relating to NSG as appropriate to allow timely decisions regarding required disclosure to be included in its periodic SEC filings, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes In Internal Control Over Financial Reporting

Other than the merger between a subsidiary of Integrys Energy Group and PEC as discussed below, there were no changes in NSG's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Effective February 21, 2007, the previously announced merger between a wholly-owned subsidiary of Integrys Energy Group and PEC was consummated.  Integrys Energy Group is currently in the process of extending its Sarbanes-Oxley Act of 2002 Section 404 compliance program to include NSG, which process is intended to integrate NSG's internal control over financial reporting with that of Integrys Energy Group.  See Notes 1(b), "Reclassifications," 1(d) "Revenue and Customer Receivables," 9 "Regulatory Environment," and 10 "Business Segments" in the Consolidated Notes to Financial Statements for additional information related to the merger.

Management’s Report on Internal Control Over Financial Reporting

For NSG's report on Internal Control Over Financial Reporting see Section A of Item 8.

ITEM 9B.  OTHER INFORMATION

None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees for services provided to NSG by Deloitte & Touche LLP for the audits of the annual consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly reports and other services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2007 (including the Transition Period October 1, 2006 through December 31, 2006) and the fiscal year ended September 30, 2006 were $360,000 and $231,000, respectively.  Other than the foregoing described fees for audit services, Deloitte & Touche LLP received no fees nor provided any audit-related services, tax services or other services to NSG for fiscal 2007 (including the Transition Period) or fiscal 2006.

In considering the nature of the services provided by the independent registered public accounting firm, the Audit Committee of the Board of Directors of Integrys Energy Group (“Audit Committee”) determined that such services are compatible with the provision of independent audit services.  The Audit Committee discussed these services with the independent registered public accounting firm and Integrys Energy Group's management and determined that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as those of the American Institute of Certified Public Accountants.   The Audit Committee approved in advance 100% of the audit services described above in accordance with its pre-approval policy.  A description of the Audit Committee’s pre-approval policy is incorporated by reference to the Integrys Energy Group definitive proxy statement to be filed with the SEC within 120 days of December 31, 2007.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this report:
			Page
(a)	1.	Financial Statements:
		See Part II, Item 8.	28

2.	Financial Statement Schedules:

	Schedule
	Number
	II	Valuation and Qualifying Accounts	63

3.	Exhibits
	See Exhibit Index		65

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

North Shore Gas Company and Subsidiary Companies
Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
			Charges for the
	Balance at	Charged	purpose for which the
	beginning	to costs and	reserves or deferred	Balance at end
Description (Millions)	of period	expenses	credits were created	of period
Year Ended December 31, 2007
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$1.6	$2.1	$1.7	$2.0

Transition Period Ended December 31, 2006
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$2.1	$0.4	$0.9	$1.6

Year Ended September 30, 2006
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$1.4	$2.2	$1.5	$2.1

Year Ended September 30, 2005
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$0.9	$1.6	$1.1	$1.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2008.

NORTH SHORE GAS COMPANY

(Registrant)

Date: February 28, 2008	By:/s/ Lawrence T. Borgard
Lawrence T. Borgard
Vice Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.

Signature	Title	Date

/s/ Larry L. Weyers
Larry L. Weyers	Director	February 28, 2008

/s/ Thomas P. Meinz
Thomas P. Meinz	Director	February 28, 2008

/s/ Phillip M. Mikulsky
Phillip M. Mikulsky	Director	February 28, 2008

/s/ Thomas A. Nardi
Thomas A. Nardi	Director	February 28, 2008

/s/ Joseph P. O'Leary	Senior Vice President, Chief Financial Officer
Joseph P. O'Leary	and Director	February 28, 2008

/s/ Desiree G. Rogers
Desiree G. Rogers	President and Director	February 28, 2008

/s/ James F. Schott
James F. Schott	Vice President Regulatory Affairs and Director	February 28, 2008

/s/ Lawrence T. Borgard
Lawrence T. Borgard	Vice Chairman and Chief Executive Officer	February 28, 2008

/s/ Diane L. Ford
Diane L. Ford	Vice President and Corporate Controller	February 28, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
(a)	The exhibits listed below are filed herewith and made a part hereof:

12	Statement re: Ratio of Earnings to Fixed Charges for NSG.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for NSG.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for NSG.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

(b)
Exhibits listed below have been filed heretofore with the SEC pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference.  The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

3.1	Articles of Incorporation of NSG, as amended on April 24, 1995 (NSG—Form 10-K for fiscal year ended 1995, Exhibit 3(b) [File No. 1-05540]).

3.2	By-Laws of NSG, as amended May 17, 2007, (NSG—Form 10-Q for the quarter ended June 30, 2007, Exhibit 3(d) [File No. 1-05540]).

4.1
NSG Indenture, dated as of April 1, 1955, from NSG to Continental Illinois National Bank and Trust Company of Chicago, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (NSG—File No. 2-35965, Exhibit 4-1); Fourth Supplemental Indenture, dated as of May 1 1964 (NSG—File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (NSG—File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (NSG—Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4 [File No. 1-05540]); Thirteenth Supplemental Indenture dated December 1, 1998 (NSG—Form 10-Q for the quarter ended March 31, 1999, Exhibit 4 [File No. 1-05540]); Fourteenth Supplemental Indenture dated as of April 15, 2003, First Mortgage 4.625% Bonds, Series N-1 and Series N-2 (NSG—Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(g) [File No. 1-05540]).

10.1+
Amendment Number One to the Amended and Restated Trust under PEC's Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of July 24, 2006 (NSG—Form 10-K for fiscal year ended September 30, 2006, Exhibit 10(e) [File No. 1-05540]).

10.2+	Executive Deferred Compensation Plan, amended as of December 4, 2002 (NSG—Form 10-Q for the quarter ended December 31, 2002, Exhibit 10(c) [File No. 1-05540]).

10.3+
Amended and Restated Trust under PEC's Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of August 13, 2003 (NSG—Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(a) [File No. 1-05540]).

10.4+
Severance Agreement between PEC and Desiree G. Rogers dated as of April 22, 2005 (NSG—Form 10-Q for the quarter ended June 30, 2005, Exhibit 10(a) [File No. 1-05540]); Severance Agreement between PEC and William E. Morrow dated as of June 2, 2004 (NSG—Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(f) [File No. 1-05540]); Severance Agreement between PEC and Thomas A. Nardi dated as of June 2, 2004 (NSG—Form 10-K for fiscal year ended September 30, 2004, Exhibit 10(g) [File No. 1-05540]).

10.5+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved May 17, 2007. (Incorporated by reference to Exhibit 10.5 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.6+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved February 14, 2008. (Incorporated by reference to Exhibit 10.6 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.7+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement approved May 17, 2007. (Incorporated by reference to Exhibit 10.8 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.8+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement approved February 14, 2008. (Incorporated by reference to Exhibit 10.9 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.9+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan NonQualified Stock Option Agreement approved May 17, 2007. (Incorporated by reference to Exhibit 10.10 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.10+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan NonQualified Stock Option Agreement approved February 14, 2008. (Incorporated by reference to Exhibit 10.11 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.11+
Integrys Energy Group, Inc. 2007 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.17 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.12	Order of the Illinois Commerce Commission in Docket No. 01-0706 for NSG (NSG—Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.1 [File No. 1-05540]).

10.13	Order of the Illinois Commerce Commission in Docket No. 02-0726 for NSG (NSG—Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.2 [File No. 1-05540]).

10.14	Order of the Illinois Commerce Commission in Docket No. 03-0704 for NSG (NSG—Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.4 [File No. 1-05540]).

10.15	Order of the Illinois Commerce Commission in Docket No. 04-0682 for NSG (NSG—Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.6 [File No. 1-05540]).

99
Proxy Statement for Integrys Energy Group's 2008 Annual Meeting of Shareholders. [To be filed with the SEC under Regulation 14A within 120 days after December 31, 2007; except to the extent specifically incorporated by reference, the Proxy Statement for the 2008 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K.]

+	A management contract or compensatory plan or arrangement.