Form 10-Q
period 2008-03-31
NORTH SHORE GAS CO /IL/
filed 2008-05-08
CIK 110101

___________________________________________________________________________________________________________________________________________
___________________________________________________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

     Yes [X]   No [  ]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  3,625,887 shares of common stock, without par value, outstanding at May 7, 2008, all of which were held, beneficially and of record, by Peoples Energy Corporation.

___________________________________________________________________________________________________________________________________________
___________________________________________________________________________________________________________________________________________

NORTH SHORE GAS COMPANY
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

Item 6.	Exhibits	24

Signature		25

EXHIBIT INDEX	26

12	North Shore Gas Company Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company

Commonly Used Acronyms

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IRS	Internal Revenue Service
LIFO	Last in, first out
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards

Forward-Looking Statements

In this report, NSG and its subsidiary make statements concerning expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although NSG and its subsidiary believe that these forward-looking statements and the underlying assumptions are reasonable, they cannot provide assurance that such statements will prove correct. Except to the extent required by the federal securities laws, NSG and its subsidiary undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

In addition to statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations, forward-looking statements included or incorporated in this report include, but are not limited to, statements regarding future:

●	Revenues or expenses,
●	Capital expenditure projections, and
●	Financing sources.

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December  31, 2007, as may be amended or supplemented in Part II, Item 1A of this report. Other factors include:

●	Unexpected costs and/or unexpected liabilities related to the PEC merger;
●
Integrys Energy Group may be unable to achieve the forecasted synergies at its utility subsidiaries that are anticipated from the PEC merger, or it may take longer or cost more than expected to achieve these synergies;

●	Resolution of future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting NSG;
●
The impact of recent and future federal, state and local regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the natural gas utility industry, changes in environmental, tax and other laws and regulations to which NSG and its subsidiary are subject, as well as changes in the application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup and proceedings concerning the prudence review of NSG’s natural gas purchases and costs actually incurred;

●	Resolution of audits or other tax disputes with the IRS, Illinois state revenue agencies, or other taxing authorities;
●	The effects, extent, and timing of additional competition or regulation in the markets in which NSG operates;
●	The impact of fluctuations in commodity prices, interest rates, and customer demand;
●	The effectiveness of NSG’s derivative instruments and their impact on future results of operations;
●	Available sources and costs of natural gas;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political, legal, and economic conditions and developments in the United States and Illinois;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●	The impacts of changing financial market conditions, credit ratings and interest rates on our financing efforts, and the risks associated with changing commodity prices;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by NSG and/or Integrys Energy Group from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties; therefore, actual results may differ materially from those expressed or implied by such forward-looking statements.

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions)	2008	2007

Natural gas operating revenues	$131.7	$124.1

Natural gas purchased for resale	106.7	99.8
Operating and maintenance expense	13.9	11.2
Depreciation and amortization expense	1.6	1.5
Taxes other than income taxes	0.6	0.5
Operating income	8.9	11.1

Miscellaneous income	0.2	0.2
Interest expense	(1.0)	(1.0)
Other expense	(0.8)	(0.8)

Income before taxes	8.1	10.3
Provision for income taxes	2.6	3.7
Net income	$5.5	$6.6

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31	March 31
(Millions)	2008	2007	2007

Assets
Cash and cash equivalents	$26.3	$-	$0.8
Accounts receivable, net of reserves of $2.2, $2.0, and $1.8 respectively	45.5	26.3	41.0
Receivables from related parties	1.1	2.3	27.9
Accrued unbilled revenues	22.1	23.9	14.7
Gas in storage, primarily at last-in, first-out cost	2.0	8.9	2.9
Assets from risk management activities	13.3	2.0	1.6
Regulatory assets	7.7	9.8	6.9
Other current assets	1.4	2.0	3.5
Current assets	119.4	75.2	99.3

Property, plant, and equipment, net of accumulated depreciation of $155.7, $154.2,
and $152.4, respectively	244.3	244.8	225.0
Regulatory assets	113.4	101.7	102.9
Other	3.8	3.2	1.9
Total assets	$480.9	$424.9	$429.1

Liabilities and Shareholder's Equity
Accounts payable	$29.3	$25.8	$24.3
Payables to related parties	7.2	7.3	4.6
Notes payable to related parties	-	11.9	-
Liabilities from risk management activities	0.8	5.7	1.8
Accrued taxes and interest	7.8	3.0	9.4
Customer credit balances	2.2	8.1	3.7
Regulatory liabilities	14.3	8.9	1.6
Temporary LIFO liquidation credit	46.9	-	38.3
Other current liabilities	5.1	5.1	5.3
Current liabilities	113.6	75.8	89.0

Long-term debt	69.0	69.0	69.1
Deferred income taxes	38.6	39.0	44.8
Environmental remediation liabilities	95.6	84.6	70.3
Pension and postretirement benefit obligations	27.0	25.1	23.3
Asset retirement obligations	23.3	23.0	19.8
Other	8.4	7.0	5.8
Long-term liabilities	261.9	247.7	233.1

Commitments and contingencies

Common stock equity	105.4	101.4	107.0
Total liabilities and shareholder's equity	$480.9	$424.9	$429.1

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)		March 31	December 31	March 31
(Millions, except share amounts)		2008	2007	2007

Common stock equity
Common stock, without par value, 5,000,000 shares authorized,
3,625,887 shares outstanding		$24.8	$24.8	$24.8
Accumulated other comprehensive loss		(0.1)	(0.1)	(0.1)
Retained earnings		80.7	76.7	82.3
Total common stock equity		105.4	101.4	107.0

Long-term debt
First mortgage bonds
Series	Year Due
5.000%	2028	29.0	29.0	29.1
4.625%	2013	40.0	40.0	40.0
Total long-term debt		69.0	69.0	69.1
Total capitalization		$174.4	$170.4	$176.1

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2008	2007

Operating Activities
Net income	$5.5	$6.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	1.6	1.5
Deferred income taxes	0.4	(0.6)
Pension and postretirement expense	1.1	1.2
Other, net	-	-
Changes in -
Customer and other receivables	(18.0)	(19.0)
Accrued unbilled revenues	1.7	5.9
Gas in storage	6.9	7.1
Other current assets	(2.0)	(4.8)
Accounts payable	3.4	0.1
Accrued taxes	3.8	3.2
Temporary LIFO liquidation	46.9	38.3
Other current liabilities	(10.5)	(7.0)
Net cash provided by operating activities	40.8	32.5

Investing Activities
Capital expenditures	(1.8)	(2.1)
Loan receivable from related party	-	(27.4)
Net cash used for investing activities	(1.8)	(29.5)

Financing Activities
Payments of related-party short-term debt	(11.9)	-
Dividends to parent	(0.8)	(2.3)
Net cash used for financing activities	(12.7)	(2.3)
Net change in cash and cash equivalents	26.3	0.7
Cash and cash equivalents at beginning of period	-	0.1
Cash and cash equivalents at end of period	$26.3	$0.8

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2008

NOTE 1--FINANCIAL INFORMATION

We have prepared the Condensed Consolidated Financial Statements of NSG under the rules and regulations of the SEC.

These financial statements on Form 10-Q have not been audited.  Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown.  We have condensed or omitted certain financial information and note disclosures normally included in our annual audited financial statements. These Condensed Consolidated Financial Statements should be read along with the audited financial statements included in the NSG Annual Report on Form 10-K for the year ended December 31, 2007.  Due to a number of factors, including the seasonality of NSG's business and market price volatility, the quarterly results of operations and statements of financial position and cash flows should not be considered indicative of the results to be expected for the year as a whole.

We reclassified certain prior year financial statement amounts, none of which are significant, to conform to the current year presentation.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the NSG Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(Millions)	2008	2007
Cash paid for interest	$0.1	$0.3
Cash paid (received) for income taxes	$(0.5)	$2.4

NOTE 3--RISK MANAGEMENT ACTIVITIES

NSG's natural gas supply costs may vary due to changes in commodity prices that affect its operations.  To manage this volatility, NSG uses forward contracts and financial instruments, including commodity swaps and options.  NSG’s policy is to use these instruments solely for the purpose of managing volatility and not for any speculative purpose.  NSG's tariffs allow for full recovery from its customers of prudently incurred natural gas supply costs, including gains or losses on these derivative instruments.  Therefore, SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” allows for these mark-to-market derivative gains or losses to be recorded as regulatory assets or liabilities.

The following table shows NSG's assets and liabilities from risk management activities as of March 31, 2008, December 31, 2007, and March 31, 2007:

	Assets			Liabilities
(Millions)	March 31, 2008	December 31, 2007	March 31, 2007	March 31, 2008	December 31, 2007	March 31, 2007
Commodity contracts	$13.7	$2.1	$1.8	$0.8	$5.7	$1.8
Balance Sheet Presentation
Current	$13.3	$2.0	$1.6	$0.8	$5.7	$1.8
Other long-term	0.4	0.1	0.2	-	-	-
Total	$13.7	$2.1	$1.8	$0.8	$5.7	$1.8

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

NOTE 4--NATURAL GAS IN STORAGE

NSG prices storage injections, except for liquid propane, at the calendar year average of the cost of natural gas supply purchased.  Withdrawals from storage, except for liquid propane, are priced on the LIFO cost method.  NSG accounts for liquid propane inventory using the average cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. Due to seasonality requirements, NSG expects interim reductions in LIFO layers to be replenished by year end.

NOTE 5--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of NSG through March 31, 2008.

(Millions)
Asset retirement obligations at December 31, 2007	$23.0
Accretion	0.3
Asset retirement obligations at March 31, 2008	$23.3

NOTE 6--INCOME TAXES

NSG’s effective tax rates for the three months ended March 31, 2008, and 2007 were 32.1% and 35.9%, respectively.  NSG’s provision for income taxes was calculated in accordance with Accounting Principles Board Opinion No. 28, "Interim Financial Reporting."  Accordingly, NSG's interim effective tax rate reflects its projected annual effective tax rate.  The effective tax rate for the three months ended March 31, 2008, differs from the federal tax rate of 35%, primarily due to state income taxes and the impact of certain permanent book to tax return differences related to employee benefits.  The effective tax rate for the three months ended March 31, 2007, differs from the federal tax rate of 35%, primarily due to state income taxes.

For the quarter ended March 31, 2008, there were no significant changes in NSG’s liability for uncertain tax positions.

NOTE 7--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

As of March 31, 2008, NSG had obligations related to natural gas supply and transportation contracts with total estimated demand payments of $52.8 million through 2017.  NSG expects to recover these costs in future customer rates.  Additionally, NSG has obligations to sell natural gas to customers.

NSG has commitments in the form of purchase orders issued to various vendors.  At March 31, 2008, these purchase orders totaled $2.7 million.

Environmental

Manufactured Gas Plant Remediation

NSG, its predecessors and certain former affiliates operated facilities in the past at multiple sites for the purposes of manufacturing gas and storing manufactured gas.  In connection with manufacturing and storing gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites.  Under certain laws and regulations relating to the protection of the environment, NSG is required to undertake remedial action with respect to some of these materials.  Until

July 2007, NSG was addressing five of these sites under a program supervised by the Illinois Environmental Protection Agency (IEPA).  As discussed below, in July 2007 NSG transferred two of these sites to a program administered by the EPA.

NSG is addressing five manufactured gas plant sites, including one site described in more detail below.  Investigations have been completed at all or portions of four sites.  Cleanups have not yet been completed at any of these four sites.  NSG has determined that cleanup is not required at one of these four sites.

The EPA has identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation, and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27 million (in the form of certain defined net worth levels which NSG has met).  The soil component of the remedial action was completed in August 2005.  The final design for the groundwater component of the remedial action has been completed, and construction of the groundwater treatment plan has commenced.  The EPA has agreed to reduce the financial assurance requirement to $21 million to reflect completion of the soil component of the remedial action.

In July 2007, NSG transferred two of its largest manufactured gas plant sites which were being addressed under IEPA supervision to the EPA Superfund Alternative Sites Program.  Under the EPA’s program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.

NSG is coordinating the investigation and the cleanup of the Illinois manufactured gas plant sites under what is called a “multi-site” program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

NSG estimated the future undiscounted investigation and cleanup costs for remaining work to be done at  the Illinois manufactured gas plant sites it is addressing (namely, those being addressed by both the IEPA and the EPA) as of March 31, 2008, to be $95.6 million.  This estimate (1) takes into account the transfer of sites to the EPA, which allows for estimates with greater certainty for sediment cleanup and remediation of sites where access to the sites could not previously be obtained under the IEPA program (2) is based on assumptions and calculation methodology consistent with that used by Integrys Energy Group utilities in determining investigative and cleanup costs for manufactured gas plant sites, and (3) includes increased construction and operation costs at the Waukegan Site.  NSG may adjust these estimates in the future, to reflect remedial technology, regulatory requirements, remedy determinations and the assessment of natural resource damage.

Management believes that any costs incurred for environmental activities relating to former manufactured gas operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for NSG.  Accordingly, management believes that the costs incurred in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of NSG.  However, any changes in NSG’s approved rate mechanisms for recovery of these costs, or any adverse conclusions by the ICC with respect to the prudence of costs actually incurred, could materially affect NSG’s recovery of such costs through rates.

The related regulatory asset (stated in current year dollars), representing unrecovered costs (both incurred to date and estimated future costs), was $99.5 million at March 31, 2008.  NSG has received $8.2 million in insurance recoveries as of March 31, 2008, which were recorded as a reduction to the regulatory asset.  Costs are expensed in the statement of income in the same period they are billed to customers and recognized as revenues.

Former Mineral Processing Site in Denver, Colorado

In 1994, NSG received a demand for reimbursement, indemnification, and contribution for response costs incurred with respect to the cleanup of a former mineral processing site in Denver, Colorado.  The demand from the S.W. Shattuck Chemical Company, Inc. alleges that NSG is a successor to the liability of a former entity that was allegedly responsible during the period 1934 through 1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site.  In 1992, the EPA issued a Record of Decision (ROD) for the Denver site and remediation work began.  The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes.  In 1998, the remedial action under the 1992 ROD was completed.  In 2002, the EPA issued an amended ROD that required removing the monolith cap and undertaking additional soil excavation.  The work performed under the amended ROD began in September 2002 and was completed in September 2006.

NSG does not believe that it has liability for the costs related to this site, but cannot determine the matter with certainty.  At this time, NSG cannot reasonably estimate what range of loss, if any, may occur.  In the event that NSG incurs liability, it would pursue reimbursement from insurance carriers and other responsible parties, if any.

Natural Gas Charge Reconciliation Proceedings and Related Matters

Natural Gas Charge Settlement

For NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the natural gas charge and related natural gas costs.  The natural gas charge represents the cost of natural gas and transportation and storage services purchased by NSG, as well as gains, losses, and costs incurred under NSG’s hedging program (Gas Charge).  In these proceedings, interested parties review the accuracy of the reconciliation of revenues and costs and the prudence of natural gas costs recovered through the Gas Charge.  If the ICC were to find that the reconciliation was inaccurate or any natural gas costs were imprudently incurred, the ICC would order NSG to refund the affected amount to customers through subsequent Gas Charge filings.

The ICC issued orders on March 28, 2006, approving a settlement that resolved all proceedings regarding NSG for fiscal 2001 - 2004 costs.  The orders adopted a January 17, 2006, Settlement Agreement and Release among and between NSG, the People of the State of Illinois through the Illinois Attorney General (AG), the City of Chicago (Chicago) and the Citizens Utility Board, as amended by an Amendment and Addendum dated March 6, 2006.

In its orders approving the settlement agreement, the ICC determined that $4 million should be refunded to customers of NSG.  In April 2006, the refund was credited to customer accounts.  A charge totaling $4.3 million was allocated to NSG in accordance with the orders.

Amounts refunded in connection with the Gas Charge reconciliation cases for fiscal years 2001 through 2004 relate to specific issues that occurred during that period and NSG does not believe them to be indicative of future actions that may be taken by the ICC with respect to current outstanding and future Gas Charge reconciliation cases.

Pursuant to the settlement agreement, PEC also paid $5 million jointly to Chicago and the AG in 2006, of which $0.2 million was allocated by management to NSG.  Separately, PEC also agreed to pay up to $5 million per year over the next five years (the “Subsequent Payments”) towards the funding of conservation and weatherization programs for low and moderate income customers (the “Conservation Programs”).  The settlement agreement did not specify any allocation of the Subsequent Payments between PGL and NSG.  The Subsequent Payments of up to $5 million each will be paid based upon Conservation Programs to be developed by Chicago and/or the AG.  NSG will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs.  In July

2007, NSG received an itemized estimated cost and request for payment jointly from Chicago and the AG in the amount of $0.4 million to fund Conservation Programs for the remainder of 2007.  NSG management concluded that this estimated cost and request for payment constitutes sufficient evidence that Chicago and the AG have established or are taking steps to develop valid Conservation Programs as required under the settlement agreement and that it is probable Chicago and the AG will request similar levels of annual funding through 2011 (Chicago and the AG made no allowance for a partial year in its request for payment for 2007).  Consequently, NSG recorded a $2 million liability and related charge to earnings in the quarter ended June 30, 2007, for Subsequent Payments representing its portion of the $25 million in total Subsequent Payments.  As of March 31, 2008, $1.6 million remained unpaid, of which $0.4 million was included in other current liabilities, and $1.2 million was included in other long-term liabilities.

The settlement agreement provides that NSG will cooperate with Chicago and the AG to identify those customers of NSG who were not receiving natural gas as of the date of the settlement agreement that are financial hardship cases.  The hardship cases were identified by NSG, the AG and Chicago. Following identification, NSG reconnected the hardship cases.  NSG forgave all outstanding debt for reconnected customers.  Although NSG believes they have fully complied with this provision of the settlement agreement, Chicago and the AG have indicated that they believe the terms of the hardship program are broader than what NSG believes it is obligated to implement.  Management continues to believe that it has fully complied with the obligations of the settlement agreement with respect to the hardship program.

In the settlement agreement, NSG agreed to conduct internal and external audits of its natural gas procurement practices.  An annual internal audit is required for five years, and the first two are completed.  The external audit was performed by a consulting firm retained by the ICC.  The ICC staff filed the auditor’s report on April 10, 2008.  The report included 32 recommendations, most of which are for NSG to prepare various studies and analyses or implement changes to certain practices and procedures.  None of the recommendations quantified natural gas costs that the auditor believed should not be recovered by NSG.  NSG is planning to file a response to the auditor’s report.

The fiscal 2005 Gas Charge reconciliation case was initiated in November 2005.  The settlement of the prior fiscal years’ Gas Charge reconciliation proceedings did not affect this case.  The ICC staff and intervenor witnesses recommended disallowances.  The majority of the recommended disallowances were for a one-time adjustment to transportation customers’ bank (storage) natural gas liability balances.  For NSG, the ICC issued its order, which accepted the administrative law judges’ recommendations and ICC staff’s recommended disallowances in their entirety, on January 16, 2008.  The natural gas cost disallowance for NSG is $1.0 million.  Prior to the quarter ended September 30, 2007, NSG had recorded a $0.4 million liability primarily related to the ICC staff’s proposed disallowance associated with the Gas Purchase and Agency Agreement that was at issue in the fiscal 2001-2004 cases (and in effect for only one month after 2004), which NSG stated in its rebuttal testimony it was not contesting and which was inclusive of accrued interest.  In the quarter ended September 30, 2007, NSG recorded additional expense of $0.7 million (including interest).  On February 14, 2008, NSG filed for rehearing on one of the two bank (storage) gas liability issues.  The ICC denied rehearing on February 27, 2008, and NSG did not appeal this matter.  Pursuant to the ICC order, NSG refunded customers $1.1 million, including interest, during the first quarter of 2008.

The fiscal 2006 Gas Charge reconciliation case was initiated on November 21, 2006.  NSG filed its direct testimony on April 10, 2007.  On May 16, 2007, the ICC initiated a Gas Charge reconciliation case for the period of October 2006 through December 2006 to cover the gap created by NSG’s move to a calendar year reconciliation period.  The ICC staff moved to consolidate the new case with the fiscal 2006 case, and the administrative law judge granted the motion in July 2007.  NSG’s direct testimony for the October through December period was filed on October 17, 2007.  On March 17, 2008, the administrative law judge set the following schedule: Staff and intervenor direct testimony is due July 22, 2008; status hearing on July 29, 2008; and NSG’s rebuttal testimony is due August 29, 2008.  As of March 31, 2008, the amounts recorded as a liability related to the 2006 Gas Charge reconciliation cases were insignificant.

The ICC initiated the calendar year 2007 Gas Charge reconciliation case on November 28, 2007.  NSG filed direct testimony on April 15, 2008.  There is a status hearing scheduled for July 14, 2008.

Class Action

In February 2004, a purported class action was filed in Cook County Circuit Court against NSG, PEC, and PGL by customers of NSG and PGL, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities’ fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek unspecified compensatory and punitive damages.  NSG and PGL have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.

Builders Class Action

In June 2005, a purported class action was filed against NSG by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that NSG was fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of natural gas service pipes and extensions of distribution natural gas mains and failing to return related customer deposits.  NSG filed two motions to dismiss the lawsuit.  On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs’ claim for declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC.  On June 28, 2007, plaintiffs filed a second amended complaint with the Circuit Court.  NSG responded by filing a motion to dismiss on August 31, 2007.  This motion was granted on April 16, 2008, and this matter was dismissed.  The plaintiffs may appeal the order and may still file individual complaints with the ICC, but NSG does not know if, or when, any such complaints will be filed.

NOTE 8-- EMPLOYEE BENEFIT PLANS

The following table provides the components of NSG's share of net periodic benefit cost for benefit plans sponsored by PEC for the three months ended March 31, 2008, and 2007:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(Millions)	2008	2007	2008	2007
Service cost	$0.3	$0.3	$0.2	$0.2
Interest cost	0.4	0.4	0.2	0.2
Expected return on plan assets	(0.3)	(0.3)	-	-
Amortization of prior service cost	-	0.1	-	-
Amortization of net actuarial loss	0.1	0.1	0.1	-
Net periodic benefit cost	0.5	0.6	0.5	0.4
Effect of lump sum settlements upon retirement	0.1	0.2	-	-
Net benefit cost	$0.6	$0.8	$0.5	$0.4

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.  NSG follows SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," to account for unrecognized gains and losses related to the settlement of its pension plans' projected benefit obligations ("PBO").  During the three months ended March 31, 2008, and 2007, a portion of each pension plan's PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88.

NSG records transition obligations, prior service costs, and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets, pursuant to SFAS No. 71.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the three months ended March 31, 2008, no contributions were made to the pension and other postretirement benefit plans.  NSG expects to contribute $0.5 million to its pension benefit plans and make no contributions to its other postretirement benefit plans in the remainder of 2008.

NSG adopted the change in measurement date transition requirements of SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective January 1, 2008 by remeasuring plan assets and benefit obligations as of that date.  Previously, NSG used a September 30 measurement date for its defined pension and other postretirement benefit plans.  As a result of the change in measurement date, a $1.0 million pre-tax reduction to retained earnings was recognized on January 1, 2008.

NOTE 9--FAIR VALUE

Effective January 1, 2008, NSG adopted SFAS No. 157, “Fair Value Measurements.”  This standard defines fair value and requires enhanced disclosures about assets and liabilities carried at fair value.  As of March 31, 2008, these additional disclosures are required only for financial assets and liabilities that are measured at fair value on a recurring basis.

According to SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). However, as permitted under SFAS No. 157, NSG utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing the majority of its derivative assets and liabilities.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are observable, either directly or indirectly, but are not quoted prices included within Level 1.  Level 2 includes those financial instruments that are valued using external inputs within models or other valuation methodologies.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table shows NSG’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008, categorized by level within the fair value hierarchy.

(Millions)	Level 1	Level 2	Level 3	Total	Netting(1)	Balance Sheet Presentation
Assets
Risk management assets	$37.7	$34.5	$-	$72.2	$(58.5)	$13.7
Liabilities
Risk management liabilities	59.3	-	-	59.3	(58.5)	0.8

(1)
FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” permits the netting of risk management assets and liabilities when a legally enforceable netting agreement exists between the company and a counterparty.

The risk management assets and liabilities listed in the table include swaps and options used to manage volatility in natural gas supply costs.  NSG obtains mid-market prices for the majority of its swaps directly from the NYMEX and classifies these swaps in Level 1.  The valuation of certain contracts also includes an adjustment related to transportation; these contracts are classified in Level 2.  NSG’s financial fixed price options are valued using a model, incorporating mid-market prices obtained from the NYMEX. These options are also classified in Level 2.  All of NSG’s risk management assets and liabilities are offset by regulatory assets or liabilities, pursuant to SFAS No. 71, as NSG’s tariffs allow for full recovery from customers of prudently incurred natural gas supply costs.

NOTE 10--REGULATORY ENVIRONMENT

On February 5, 2008, the ICC issued a final written order requiring a rate decrease of $0.2 million for NSG, which included a return on equity of 9.99% and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of the decoupling mechanism as a four-year pilot program, which will allow NSG to adjust rates going forward to recover or refund the difference between the actual and authorized delivery charge components of revenue.  However, initiatives are moving forward at the Illinois state legislature to roll back decoupling.  NSG is actively supporting the ICC’s decision to approve this rate setting mechanism.  In addition, the order approved the energy efficiency mechanism, which will allow NSG to recover $1.1 million of energy efficiency costs.  The uncollectible expense mechanism was not approved.  NSG filed tariffs in compliance with the order on February 8, 2008, and the new rates became effective February 14, 2008.  On March 26, 2008, the ICC denied NSG’s rehearing request and all but one such request from intervenors.  On April 28, 2008, NSG filed with the Illinois appellate court a Notice of Appeal of the ICC’s order denying rehearing on certain issues.  On April 30, the ICC submitted a letter to the Court stating that rehearing is pending before the ICC and, while the ICC would not file to dismiss the NSG appeal as premature, it requested that the Court hold the due date for the ICC to file the record with the Court.  On May 2, two intervenors (the AG and Abbott Laboratories) each separately filed a Notice of Appeal.

NOTE 11--SEGMENTS OF BUSINESS

NSG’s results of operations, including allocations for corporate activities, are reported in the Natural Gas Utility segment with non-utility operations reported in the Other segment.  No material items were reportable in the Other segment for either period.

Segments of Business (Millions)	Natural Gas Utility(1)	Other(2)	Reconciling Eliminations	NSG Consolidated

Three Months Ended
March 31, 2008
External revenues	$131.7	-	-	$131.7
Depreciation and amortization expense	1.6	-	-	1.6
Miscellaneous income	0.2	-	-	0.2
Interest expense	(1.0)	-	-	(1.0)
Provision for income taxes	2.6	-	-	2.6
Net income	$5.5	-	-	$5.5

Three Months Ended
March 31, 2007
External revenues	$124.1	-	-	$124.1
Depreciation and amortization expense	1.5	-	-	1.5
Miscellaneous income	0.2	-	-	0.2
Interest expense	(1.0)	-	-	(1.0)
Provision for income taxes	3.7	-	-	3.7
Net income	$6.6	-	-	$6.6

(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

NOTE 12--NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations."  SFAS No. 141(R) provides greater consistency in the accounting for and financial reporting of business combinations.  Among other changes, the standard will require the following: (1) all assets acquired and liabilities assumed must be recognized at the transaction date, including those related to contractual contingencies, (2) transaction costs and restructuring costs that the acquirer expects, but is not obligated, to incur are to be expensed, (3) changes to deferred tax benefits as a result of the business combination must be recognized immediately in income from continuing operations or equity, depending on the circumstances, and (4) in a bargain purchase, a gain is to be recorded instead of writing down fixed assets.  Certain new disclosure requirements will enable the evaluation of the nature and financial effect of the business combination.  SFAS No. 141(R) is effective for business combinations consummated after January 1, 2009.  Also effective January 1, 2009, any adjustments to uncertain tax positions from business combinations consummated prior to January 1, 2009, will no longer be recorded as an adjustment to goodwill, but will be reported in income.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for NSG during the quarter ending March 31, 2009.  We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

NSG, an indirect, wholly-owned subsidiary of Integrys Energy Group, is a regulated utility, which purchases, stores, distributes, sells and transports natural gas to about 158,000 customers in 54 communities in northeastern Illinois.

Strategic Overview

The focus of NSG's business plan is the creation of long-term value for Integrys Energy Group's shareholders and for NSG's customers through growth, operational excellence, customer focus, asset management, risk management, and a continued emphasis on reliable, competitively priced, and environmentally sound natural gas services.  A discussion of the essential components of NSG's business strategy is set forth below.

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

Integrate Resources to Provide Operational Excellence - NSG is committed to integrating resources and finding the most efficient processes while adhering to any and all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise, and utilizing creative solutions to meet and exceed its customers' expectations, NSG strives to provide value to Integrys Energy Group’s shareholders and NSG's customers and assist in lowering costs for certain activities.  NSG believes the following activities have helped, and will continue to help, integrate resources to provide operational excellence and customer focus:

Integrys Business Support, LLC, a wholly owned service company of Integrys Energy Group, was formed to achieve a significant portion of the cost synergies anticipated from the PEC merger through the consolidation and efficient delivery of various support services and to provide more consistent and transparent allocation of costs throughout Integrys Energy Group and its subsidiaries.

"Competitive Excellence" and project management initiatives are being implemented at NSG to improve processes, reduce costs, and manage projects within budget and timeline constraints to provide more value to customers.

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

RESULTS OF OPERATIONS

First Quarter 2008 Compared with First Quarter 2007

	March 31,		% Increase
(Millions)	2008	2007	(Decrease)
Net income	$5.5	$6.6	(16.7)%

NSG's net income decreased $1.1 million (16.7%), to $5.5 million for the quarter ended March 31, 2008, compared with $6.6 million for the same quarter in 2007.  As discussed in more detail below, this decrease was driven by a $2.7 million ($1.6 million after-tax) increase in operating and maintenance expenses, partially offset by a $0.7 million ($0.4 million after-tax) increase in natural gas margin.

It is important to note that as part of the regulatory approval for the merger between Integrys Energy Group and PEC, Integrys Energy Group formed a service company, Integrys Business Support, LLC, on January 1, 2008.  As a result, the methodology used to allocate certain costs to NSG in 2008 is based on an affiliated interest agreement filed and approved in Illinois and is different than the methodology used prior to January 1, 2008.  This methodology will be reviewed annually, and will be adjusted if necessary, with the approval of the applicable regulatory bodies.

Due to a number of factors, including the seasonality of NSG's businesses and market price volatility, the quarterly results of operations should not be considered indicative of the results to be expected for the year as a whole.

NSG's results of operations for the quarters ended March 31 are shown in the following table:

	Three Months Ended March 31,		% Increase
(Millions, except heating degree days)	2008	2007	(Decrease)

Revenues	$131.7	$124.1	6.1%
Natural gas purchase costs	106.7	99.8	6.9%
Margins	25.0	24.3	2.9%

Operating and maintenance expense	13.9	11.2	24.1%
Depreciation and amortization expense	1.6	1.5	6.7%
Taxes other than income taxes	0.6	0.5	20.0%
Operating income	$8.9	$11.1	(19.8)%

Throughput in therms
Residential	98.7	91.2	8.2%
Commercial and industrial	21.9	20.2	8.4%
Transport	50.8	46.1	10.2%
Total sales in therms	171.4	157.5	8.8%

Weather
Heating degree days	3,416	3,148	8.5%

Revenue

Revenues increased $7.6 million (6.1%) for the quarter ended March 31, 2008, compared with the same quarter last year.  The major factors contributing to the quarter-over-quarter change in revenues were as follows:

•	An 8.5% increase in heating degree days led to an increase in revenues of $9.7 million.

•
Revenues increased $0.7 million related to NSG’s recovery of expenditures incurred related to the cleanup of former manufactured gas plant sites.  This increase in revenues was offset by an increase in operating expenses due to the amortization of the related regulatory asset.

•
Partially offsetting the increases above, the per-unit cost of natural gas decreased 1.1% in the first quarter of 2008, compared with the same quarter in 2007.  Decreases in natural gas commodity costs are passed directly through to customers in rates.

•
Revenues decreased $0.9 million due to the rate design under the rate order effective February 14, 2008.  The rate design incorporates significantly higher fixed customer charges and lower volumetric rates.  In the first quarter of 2008, a higher percentage of volumes was billed out at lower per-therm distribution rates for higher blocks of throughput.  In future quarters, the higher fixed customer charges will offset this impact.

Margin

NSG's margin increased $0.7 million (2.9%) for the quarter ended March 31, 2008, compared with the same quarter in 2007, primarily due to colder weather ($0.7 million) and the recovery of expenditures incurred related to the cleanup of former manufactured gas plant sites ($0.7 million), partially offset by the $0.9 million negative impact of the new rate design discussed above.

Operating income

Operating income decreased $2.2 million, driven by a $2.7 million increase in operating and maintenance expenses, partially offset by the $0.7 million increase in margin discussed above.

•
The increase in operating and maintenance expenses was mainly due to increases in various operating costs, including uncollectible accounts expense, injuries and damages expense, franchise costs, collection agency fees, employee benefits expense, and intercompany services costs.  The increase in employee benefits expense was primarily due to benefit plan conformity related to the merger with Integrys Energy Group, and changes in pension and other postretirement benefit plan assumptions.

•
Operating expenses also increased $0.7 million due to an increase in the amortization of the regulatory asset related to cleanup costs of manufactured gas plant sites.  These costs are recovered from customers in rates after they are incurred.

Other Income and Expense
	Three Months Ended March 31,		% Increase
(Millions)	2008	2007	(Decrease)
Miscellaneous income	$0.2	$0.2	-
Interest expense	(1.0)	(1.0)	-
Other expense	$(0.8)	$(0.8)	-

Provision for Income Taxes

	Three Months Ended March 31,
	2008	2007
Effective Tax Rate	32.1%	35.9%

NSG's interim effective tax rate reflects its projected annual effective tax rate.  The decrease in the effective tax rate is primarily due to the impact of consistent tax benefit amounts but expected lower annual pre-tax income for 2008 compared with 2007.

LIQUIDITY AND CAPITAL RESOURCES

NSG believes that its cash balances, liquid assets, operating cash flows, and available borrowing capacity (related party and third party) provide adequate resources to fund ongoing operating requirements and future capital expenditures.  However, NSG’s operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of its control.  In addition, its borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent rating agencies.

Operating Cash Flows

During the three months ended March 31, 2008, net cash provided by operating activities was $40.8 million, compared with $32.5 million for the same period in 2007.  This increase was primarily due to an increase in the amount of natural gas taken out of storage this quarter.

Investing Cash Flows

Net cash used for investing activities was $1.8 million during the three months ended March 31, 2008, compared with $29.5 million for the same period in 2007.  The decrease in cash used for investing activities is primarily a result of a related-party loan to PGL in the first quarter of 2007.

Financing Cash Flows

Net cash used for financing activities increased $10.4 million from $2.3 million in the first quarter of 2007 to $12.7 million in the first quarter of 2008, primarily due to the repayment of related-party loans in 2008, made possible by an increase in cash provided by operating activities.

Credit Ratings

The current credit ratings for NSG are listed in the table below.

	Standard & Poor's	Moody's
Issuer credit rating	A-	n/a
Senior secured debt	A	A1

NSG believes these ratings continue to be among the best in the energy industry and allow us to access borrowings on favorable terms.  Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independently of any other rating.  None of NSG's credit ratings changed since NSG filed its 2007 Annual Report on Form 10-K.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of NSG as of March 31, 2008:

		Payments Due By Period
(Millions)	Total Amounts Committed	2008	2009-2010	2011 - 2012	2013 and Thereafter

Long-term debt principal and interest payments(1)	$109.7	$3.3	$6.6	$6.6	$93.2
Commodity purchase obligations(2)	52.8	12.3	13.8	9.2	17.5
Purchase orders(3)	2.7	2.7	-	-	-
Minimum pension funding	1.0	0.5	0.5	-	-
Total contractual cash obligations	$166.2	$18.8	$20.9	$15.8	$110.7

(1)  Represents bonds issued by NSG.  NSG records all principal obligations on the balance sheet.

(2)  The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)  Includes obligations related to normal business operations and construction obligations.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $95.6 million at March 31, 2008, as the amount and timing of payments are uncertain. See Note 7, “Commitments and Contingencies,” for more information.

Capital Requirements

NSG makes large investments in capital assets. Net construction expenditures are expected to be
$30.5 million in the aggregate for the 2008 through 2010 period.  The largest of these expenditures relates to NSG’s natural gas pipe distribution system.

Capital Resources

NSG has the ability to borrow up to $50.0 million from PEC and to loan to or borrow from PGL up to $50.0 million.  As of March 31, 2008, NSG had no intercompany loans outstanding.

NSG's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 2008, such restrictions amounted to $6.9 million of NSG's total retained earnings of $80.7 million.  As of March 31, 2008, NSG was in compliance with all of the covenants under its credit facilities and other obligations.  For the period 2008 through 2010, NSG plans to use internally generated funds, debt financings, and equity infusions to fund capital requirements.  Management believes NSG has adequate financial flexibility and resources to meet its future needs.

Other Future Considerations

Illinois Sales Tax Increases

An ordinance has been passed by Cook County, Illinois, to increase the Retailers Occupation Tax and the Service Occupation Tax (collectively, Sales Tax).  The Regional Transportation Authority has approved a 0.25% sales tax rate increase in Cook County, Illinois, and a 0.50% sales tax rate increase in DuPage, Kane, Lake, McHenry, and Will Counties, effective April 1, 2008.  The increase in the Sales Tax will impact the cost of certain goods and services purchased by NSG for use in its operations.

CRITICAL ACCOUNTING POLICIES

NSG has reviewed its critical accounting policies for new critical accounting estimates and other significant changes.  NSG found that the disclosures made in its Annual Report on Form 10-K for the year ended December 31, 2007, are still current and that there have been no significant changes.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, NSG’s management, with the participation of NSG's President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of NSG's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and has concluded that, as of the date of such evaluation, NSG's disclosure controls and procedures were effective in accumulating and timely alerting them to information relating to NSG as appropriate to allow timely decisions regarding required disclosure to be included in its periodic SEC filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

As a result of the merger between Integrys Energy Group and PEC, Integrys Energy Group continues to integrate the internal controls and procedures of NSG with its internal controls over financial reporting.  NSG believes that changes in the internal controls and procedures of Integrys Energy Group have had a material effect on NSG’s internal control over financial reporting.  As of January 1, 2008, the following changes made as a result of the merger have had a material effect or are reasonably likely to materially affect NSG’s internal control over financial reporting:

•
NSG completed the conversion of its legacy systems related to accounting, finance, purchasing, inventory, and accounts payable to those systems used by Integrys Energy Group and its subsidiaries prior to the merger, and

•
Integrys Energy Group formed a service company, Integrys Business Support, LLC, a wholly-owned subsidiary of Integrys Energy Group, which provides centralized support services and consistent allocation of costs throughout Integrys Energy Group and its subsidiaries.  As a result, internal controls related to the cost allocation methodology changed in the first quarter.

There were no other changes in NSG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

See Note 7, “Commitments and Contingencies,” and Note 10, “Regulatory Environment,” for discussions pertaining to environmental matters, proceedings at the ICC, a purported class action filed against NSG by its customers alleging violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and other events and proceedings.

Labor Contracts

Local 2285 of the International Brotherhood of Electrical Workers AFL-CIO represents union employees at NSG. The current collective bargaining agreement expires on June 30, 2008.  Negotiations are currently under way on a new collective bargaining agreement.

Item 1A.  Risk Factors

There were no material changes to the risk factors pertaining to NSG as presented in the NSG Annual Report on Form 10-K for the fiscal year ended December  31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

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

North Shore Gas Company

Date: May 7, 2008	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and
Chief Accounting Officer)

NORTH SHORE GAS COMPANY
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

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