Form 10-Q
period 2008-06-30
NORTH SHORE GAS CO /IL/
filed 2008-08-07
CIK 110101

_____________________________________________________________________
_____________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  3,625,887 shares of common stock, without par value, outstanding at August 6, 2008, all of which were held, beneficially and of record, by Peoples Energy Corporation.

_____________________________________________________________________
_____________________________________________________________________

NORTH SHORE GAS COMPANY
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

EXHIBIT INDEX

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company

Commonly Used Acronyms

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ICC	IllinoisCommerce Commission
IRS	United States Internal Revenue Service
LIFO	Last in, first out
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
SEC	United StatesSecurities and Exchange Commission
SFAS	Statement of Financial Accounting Standards

Forward-Looking Statements

In this report, NSG makes statements concerning expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although NSG believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that such statements will prove correct.  Except to the extent required by the federal securities laws, NSG undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

In addition to statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations, forward-looking statements included or incorporated in this report include, but are not limited to, statements regarding future:

●	Revenues or expenses,
●	Capital expenditure projections, and
●	Financing sources.

Forward-looking statements involve a number of risks and uncertainties.  There are many factors that could cause actual results to differ materially from those expressed or implied in this report.  Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as may be amended or supplemented in Part II, Item 1A of this report or previous reports.  Other factors include:

●
Integrys Energy Group, Inc. may be unable to achieve the forecasted synergies at its utility subsidiaries that are anticipated from the PEC merger, or it may take longer or cost more than expected to achieve these synergies;

●	Resolution of future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions;
●
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the natural gas utility industries and possible future initiatives to address concerns about global climate change, changes in environmental, tax, and other laws and regulations to which NSG is subject, as well as changes in the application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup and proceedings concerning the prudence review of NSG’s natural gas purchases and costs actually incurred;

●	Resolution of audits or other tax disputes with the IRS, Illinois state revenue agencies, or other taxing authorities;
●	Available sources and costs of natural gas;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand in the United States and Illinois;
●	Potential business strategies, including mergers, acquisitions, and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●	The impacts of changing financial market conditions, credit ratings, and interest rates on our liquidity and financing efforts;
●	The risks associated with changing commodity prices (particularly natural gas), including counterparty credit risk and the impact on general market liquidity;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by NSG and/or Integrys Energy Group from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties; therefore, actual results may differ materially from those expressed or implied by such forward-looking statements.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions)	2008	2007	2008	2007

Natural gas operating revenues	$50.7	$45.8	$182.4	$170.4

Natural gas purchased for resale	36.0	32.6	142.7	132.4
Operating and maintenance expense	11.8	8.9	25.7	20.1
Gas charge settlement	-	2.0	-	2.0
Depreciation and amortization expense	1.7	1.5	3.3	3.0
Taxes other than income taxes	0.4	0.9	1.0	1.9
Operating income (loss)	0.8	(0.1)	9.7	11.0

Miscellaneous income	0.4	0.6	0.6	0.8
Interest expense	(1.0)	(1.0)	(2.0)	(2.0)
Other expense	(0.6)	(0.4)	(1.4)	(1.2)

Income (loss) before taxes	0.2	(0.5)	8.3	9.8
Provision (benefit) for income taxes	0.3	(0.1)	2.9	3.6
Net income (loss)	$(0.1)	$(0.4)	$5.4	$6.2

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2008	2007

Assets
Cash and cash equivalents	$-	$-
Accounts receivable, net of reserves of $2.5 and $2.0, respectively	25.5	26.3
Receivables from related parties	0.5	2.3
Notes receivable from related parties	26.2	-
Accrued unbilled revenues	5.8	23.9
Gas in storage, primarily at last-in, first-out cost	6.1	8.9
Assets from risk management activities	29.6	2.0
Regulatory assets	10.2	9.8
Other current assets	1.8	2.0
Current assets	105.7	75.2

Property, plant, and equipment, net of accumulated depreciation of $157.3 and $154.2, respectively	244.1	244.8
Regulatory assets	114.8	101.7
Other	2.8	3.2
Total assets	$467.4	$424.9

Liabilities and Shareholder's Equity
Accounts payable	$29.0	$25.8
Payables to related parties	7.3	7.3
Notes payable to related parties	-	11.9
Liabilities from risk management activities	0.7	5.7
Accrued taxes and interest	5.7	3.0
Customer credit balances	2.9	8.1
Regulatory liabilities	27.1	8.9
Temporary LIFO liquidation credit	20.9	-
Other current liabilities	6.0	5.1
Current liabilities	99.6	75.8

Long-term debt	69.0	69.0
Deferred income taxes	39.8	39.0
Environmental remediation liabilities	94.5	84.6
Pension and postretirement benefit obligations	26.8	25.1
Asset retirement obligations	23.6	23.0
Other	9.6	7.0
Long-term liabilities	263.3	247.7

Commitments and contingencies

Common stock equity	104.5	101.4
Total liabilities and shareholder's equity	$467.4	$424.9

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF CAPITALIZATION (Unaudited)		June 30	December 31
(Millions, except share amounts)		2008	2007

Common stock equity
Common stock, without par value, 5,000,000 shares authorized,
3,625,887 shares outstanding		$24.8	$24.8
Accumulated other comprehensive loss		(0.1)	(0.1)
Retained earnings		79.8	76.7
Total common stock equity		104.5	101.4

Long-term debt
First mortgage bonds
Series	Year Due
5.000%	2028	29.0	29.0
4.625%	2013	40.0	40.0
Total long-term debt		69.0	69.0
Total capitalization		$173.5	$170.4

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2008	2007

Operating Activities
Net income	$5.4	$6.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	3.3	3.0
Deferred income taxes	2.7	(1.0)
Pension and postretirement expense	2.1	2.3
Pension and postretirement funding	(1.0)	-
Gas charge settlement	-	2.0
Other, net	(3.6)	(1.1)
Changes in -
Customer and other receivables	2.9	0.9
Accrued unbilled revenues	18.1	16.5
Gas in storage	2.8	3.0
Other current assets	(4.3)	(0.8)
Accounts payable	2.4	(1.8)
Accrued taxes	2.7	(2.5)
Temporary LIFO liquidation	20.9	16.9
Other current liabilities	(11.6)	(7.4)
Net cash provided by operating activities	42.8	36.2

Investing Activities
Capital expenditures	(3.8)	(4.6)
Note receivable from related party	(26.2)	(27.1)
Net cash used for investing activities	(30.0)	(31.7)

Financing Activities
Payments of related-party short-term debt	(11.9)	-
Dividends to parent	(0.9)	(4.6)
Net cash used for financing activities	(12.8)	(4.6)
Net change in cash and cash equivalents	-	(0.1)
Cash and cash equivalents at beginning of period	-	0.1
Cash and cash equivalents at end of period	$-	$-

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2008

NOTE 1--FINANCIAL INFORMATION

We have prepared the condensed financial statements of NSG under the rules and regulations of the SEC.

These financial statements on Form 10-Q have not been audited.  Management believes that these financial statements include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown.  We have condensed or omitted certain financial information and note disclosures normally included in our annual audited financial statements.  These condensed financial statements should be read along with the audited financial statements included in the NSG Annual Report on Form 10-K for the year ended December 31, 2007.  Due to a number of factors, including the seasonality of NSG's business and market price volatility, the quarterly results of operations and statements of financial position and cash flows should not be considered indicative of the results to be expected for the year as a whole.

We reclassified certain prior year financial statement amounts, none of which are significant, to conform to the current year presentation.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the NSG Condensed Statements of Cash Flows:

	Six Months Ended June 30
(Millions)	2008	2007
Cash paid for interest	$1.8	$1.9
Cash paid (received) for income taxes	$(4.3)	$5.4

NOTE 3--RISK MANAGEMENT ACTIVITIES

NSG uses forward contracts and financial instruments, including commodity swaps and options to manage volatility in natural gas supply costs.  NSG’s policy is to use these instruments solely for the purpose of managing volatility and not for any speculative purpose.  NSG's tariffs allow for full recovery from its customers of prudently incurred natural gas supply costs, including gains or losses on these derivative instruments.  Therefore, SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” allows for these mark-to-market derivative gains or losses to be recorded as regulatory assets or liabilities.

FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," as amended, provides the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  NSG has elected to present these items on a net basis in its Condensed Balance Sheets.  The amounts recognized for cash collateral provided to others that have been offset against net derivative liabilities, and the amounts recognized for cash collateral received from others that have been offset against net derivative assets are as follows:

(Millions)	June 30, 2008	December 31, 2007
Cash collateral provided to others	$2.6	$-
Cash collateral received from others	-	-

The following table shows NSG's assets and liabilities from risk management activities as of June 30, 2008, and December 31, 2007:

	Assets		Liabilities
(Millions)	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Commodity contracts	$31.1	$2.1	$0.7	$5.7
Balance Sheet Presentation
Current	$29.6	$2.0	$0.7	$5.7
Other long-term	1.5	0.1	-	-
Total	$31.1	$2.1	$0.7	$5.7

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

NOTE 4--NATURAL GAS IN STORAGE

NSG prices natural gas storage injections at the calendar year average of the cost of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit.  Due to seasonalnatural gas requirements, NSG expects interim reductions in LlFO layers to be replenished by year end.

NOTE 5--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of NSG through June 30, 2008.

(Millions)
Asset retirement obligations at December 31, 2007	$23.0
Accretion	0.6
Asset retirement obligations at June 30, 2008	$23.6

NOTE 6--INCOME TAXES

NSG’s effective tax rates for the three months ended June 30, 2008 and 2007 were 150.0% and 20.0%, respectively.  Quarter-over-quarter changes in the effective tax rate occur as a result of adjustments required by generally accepted accounting principles (GAAP) to ensure the year-to-date interim effective tax rate reflects the projected annual effective tax rate.  The second quarter 2008 effective tax rate was impacted by a reduction in management’s annual estimate of permanent book to tax return differences as a percentage of pre-tax income, combined with the impact of changes in judgment about uncertain tax positions arising from IRS exam activities that were concluded during the second quarter.

NSG’s effective tax rates for the six months ended June 30, 2008 and 2007 were 34.9% and 36.7%, respectively.  NSG’s provision for income taxes was calculated in accordance with Accounting Principles Board Opinion No. 28, "Interim Financial Reporting."  Accordingly, NSG's interim effective tax rate reflects its projected annual effective tax rate.  The effective tax rate for the six months ended June 30, 2008, differs from the federal tax rate of 35%, primarily due to state income taxes and the impact of certain permanent book to tax return differences.  The effective tax rate for the six months ended June 30, 2007, differs from the federal tax rate of 35%, primarily due to state income taxes.

For the quarter ended June 30, 2008, there were no significant changes in NSG’s liability for uncertain tax positions.

NOTE 7--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

As of June 30, 2008, NSG had obligations related to natural gas supply and transportation contracts with total estimated demand payments of $48.9 million through 2017.  NSG expects to recover these costs in future customer rates.  Additionally, NSG has obligations to sell natural gas to customers.

NSG has commitments in the form of purchase orders issued to various vendors.  At June 30, 2008, these purchase orders totaled $2.5 million.

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

NSG is addressing five manufactured gas plant sites, including one site described in more detail below.  Until July 2007, NSG was addressing these five sites under a program supervised by the Illinois Environmental Protection Agency (IEPA).  As discussed below, in July 2007, NSG transferred two of these sites to a program administered by the EPA.  Investigations have been completed at all or portions of four sites.  NSG has determined that cleanup is not required at one of these four sites.  Cleanups have not yet been completed at any of the other three sites.

The EPA has identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation, and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million (in the form of certain defined net worth levels which NSG has met).  The soil component of the remedial action was completed in August 2005.  The final design for the groundwater component of the remedial action has been completed, and construction of the groundwater treatment plan has commenced.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action.

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

NSG estimated the future undiscounted investigation and cleanup costs for remaining work to be done at  the Illinois manufactured gas plant sites it is addressing (namely, those being addressed by both the IEPA and the EPA) as of June 30, 2008, to be $94.5 million.  This estimate (1) takes into account the transfer of sites to the EPA, which allows for estimates with greater certainty for sediment cleanup and remediation of sites where access to the sites could not previously be obtained under the IEPA program; (2) is based on assumptions and calculation methodology consistent with that used by Integrys Energy Group utilities in determining investigative and cleanup costs for manufactured gas plant sites; and (3) includes increased construction and operation costs at the Waukegan Site.  NSG may adjust these estimates in the future, to reflect remedial technology, regulatory requirements, remedy determinations and the assessment of natural resource damage.

Management believes that any costs incurred for environmental activities relating to former manufactured gas operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for NSG.  Accordingly, management believes that the costs incurred in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of NSG.  However, any changes in NSG’s approved rate mechanisms for recovery of these costs, or any adverse conclusions by the ICC with respect to the prudence of costs actually incurred, could materially adversely affect NSG’s recovery of such costs through rates.

NSG recorded a regulatory asset of $98.9 million, net of insurance recoveries received of $8.2 million, related to the recovery of both unrecovered expenditures and estimated future expenditures as of June 30, 2008.  Incurred costs are expensed in the statement of income in the same period they are billed to customers and recognized as revenues.

Former Mineral Processing Site in Denver, Colorado

In 1994, NSG received a demand for reimbursement, indemnification, and contribution for response costs incurred with respect to the cleanup of a former mineral processing site in Denver, Colorado.  The demand from the S.W. Shattuck Chemical Company, Inc. alleges that NSG is a successor to the liability of a former entity that was allegedly responsible during the period 1934 through 1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site.  In 1992, the EPA issued a Record of Decision (ROD) for the Denver site and remediation work began.  The remedy selected in the ROD consisted of the on-site stabilization, solidification, and capping of soils containing radioactive wastes.  In 1998, the remedial action under the 1992 ROD was completed.  In 2002, the EPA issued an amended ROD that required removing the monolith cap and undertaking additional soil excavation.  The work performed under the amended ROD began in September 2002 and was completed in September 2006.

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

The ICC issued orders on March 28, 2006, approving a settlement that resolved all proceedings regarding NSG for fiscal 2001 through 2004 costs.  The orders adopted a January 17, 2006, Settlement Agreement and Release among and between NSG, the People of the State of Illinois through the Illinois Attorney General (AG), the City of Chicago (Chicago) and the Citizens Utility Board, as amended by an Amendment and Addendum dated March 6, 2006.

In its orders approving the settlement agreement, the ICC determined that $4.0 million should be refunded to customers of NSG.  In April 2006, the refund was credited to customer accounts.  A charge totaling $4.3 million was allocated to NSG in accordance with the orders.

Amounts refunded in connection with the Gas Charge reconciliation cases for fiscal years 2001 through 2004 relate to specific issues that occurred during that period and NSG does not believe them to be indicative of future actions that may be taken by the ICC with respect to current outstanding and future Gas Charge reconciliation cases.

Pursuant to the settlement agreement, PEC also paid $5.0 million jointly to Chicago and the AG in 2006, of which $0.2 million was allocated by management to NSG.  Separately, PEC also agreed to pay up to $5.0 million per year over the next five years (the “Subsequent Payments”) toward the funding of conservation and weatherization programs for low and moderate income customers (the “Conservation Programs”).  The Subsequent Payments of up to $5.0 million each will be paid based upon Conservation Programs to be developed by Chicago and/or the AG.  NSG will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs.  In July 2007, NSG received an itemized estimated cost and request for payment jointly from Chicago and the AG in the amount of $0.4 million to fund Conservation Programs for the remainder of 2007.  NSG management concluded that this estimated cost and request for payment constituted sufficient evidence that Chicago and the AG have established or are taking steps to develop valid Conservation Programs as required under the settlement agreement and that it is probable Chicago and the AG will request similar levels of annual funding through 2011 (Chicago and the AG made no allowance for a partial year in its request for payment for 2007).  Consequently, NSG recorded a $2.0 million liability and related charge to earnings in the quarter ended June 30, 2007, for Subsequent Payments representing its portion of the $25.0 million in total Subsequent Payments.  As of June 30, 2008, $1.6 million remained unpaid, of which $0.4 million was included in other current liabilities, and $1.2 million was included in other long-term liabilities.

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

In the settlement agreement, NSG agreed to conduct internal and external audits of its natural gas procurement practices.  An annual internal audit is required for five years, and the first two are completed.  The external audit was performed by a consulting firm retained by the ICC.  The ICC staff filed the auditor’s report on April 10, 2008.  The report included 32 recommendations, most of which are for NSG to prepare various studies and analyses or implement changes to certain practices and procedures.  None of the recommendations quantified natural gas costs that the auditor believed should not be recovered by NSG.  NSG filed a response to the auditor’s report on June 30, 2008, in which it agreed to implement 25 of the recommendations.  The ICC staff may file a reply to NSG’s response.

The fiscal 2005 Gas Charge reconciliation case was initiated in November 2005.  The settlement of the prior fiscal years’ Gas Charge reconciliation proceedings did not affect this case.  The ICC staff and intervenor witnesses recommended disallowances.  The majority of the recommended disallowances were for adjustments to the amount recorded as transportation customers’ bank (storage) natural gas liability balances.  For NSG, the ICC issued its order, which accepted the administrative law judges’ recommendations and ICC staff’s recommended disallowances in their entirety, on January 16, 2008.  The natural gas cost disallowance for NSG is $1.0 million.  Prior to the quarter ended September 30, 2007, NSG had recorded a $0.4 million liability primarily related to the ICC staff’s proposed disallowance associated with the Gas Purchase and Agency Agreement that was at issue in the fiscal 2001-2004 cases (and in effect for only one month after 2004), which NSG stated in its rebuttal testimony it was not contesting and which was inclusive of accrued interest.  In the quarter ended September 30, 2007, NSG recorded additional expense of $0.7 million (including interest).  On February 14, 2008, NSG filed for rehearing on one of the two bank (storage) gas liability issues.  The ICC denied rehearing on February 27, 2008, and NSG did not appeal this matter.  Pursuant to the ICC order, NSG refunded customers $1.1 million, including interest, during the first half of 2008.

The fiscal 2006 Gas Charge reconciliation case was initiated on November 21, 2006.  NSG filed its direct testimony on April 10, 2007.  On May 16, 2007, the ICC initiated a Gas Charge reconciliation case for the period of October 2006 through December 2006 to cover the gap created by NSG’s move to a calendar year reconciliation period.  The ICC staff moved to consolidate the new case with the fiscal 2006 case, and the administrative law judge granted the motion in July 2007.  NSG’s direct testimony for the October through December period was filed on October 17, 2007.  On July 22, 2008, the ICC staff and intervenors (the AG and the Citizens Utility Board, filing jointly) each filed testimony recommending a disallowance for a bank gas liability adjustment similar to that addressed in the fiscal 2005 Gas Charge reconciliation case. A hearing is set for December 11, 2008.  As of June 30, 2008, the amounts recorded as a liability related to the 2006 Gas Charge reconciliation cases were insignificant.

The ICC initiated the calendar year 2007 Gas Charge reconciliation case on November 28, 2007.  NSG filed direct testimony on April 15, 2008.  A status hearing is scheduled for October 8, 2008.

Class Action

In February 2004, a purported class action was filed in Cook County Circuit Court against NSG, PEC, and PGL by customers of NSG and PGL, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities’ fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek unspecified compensatory and punitive damages.  NSG and PGL have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On July 30, 2008, the plaintiffs filed a motion for class certification.

Builders Class Action

In June 2005, a purported class action was filed against NSG by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that NSG was fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of natural gas service pipes and extensions of distribution natural gas mains and failing to return related customer deposits.  NSG filed two motions to dismiss the lawsuit.  On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs’ claim for declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC.  On June 28, 2007, plaintiffs filed a second amended complaint with the Circuit Court.  NSG responded by filing a motion to dismiss on August 31, 2007.  This motion was granted on April 16, 2008, and this matter was dismissed.  The plaintiffs filed a motion for reconsideration of the dismissal and this motion was denied on August 4, 2008.  The plaintiff’s may now appeal the order and may still file individual complaints with the ICC, but NSG does not know if, or when, any such appeal or complaints will be filed.

NOTE 8-- EMPLOYEE BENEFIT PLANS

The following table provides the components of NSG's share of net periodic benefit cost for benefit plans sponsored by PEC for the three and six months ended June 30, 2008, and 2007:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$0.3	$0.3	$0.6	$0.6	$0.2	$0.2	$0.4	$0.4
Interest cost	0.5	0.4	0.9	0.8	0.2	0.2	0.4	0.4
Expected return on plan assets	(0.3)	(0.3)	(0.6)	(0.6)	(0.1)	-	(0.1)	(0.1)
Amortization of transition obligation	-	-	-	-	0.1	-	0.1	0.1
Amortization of prior service cost	0.1	0.1	0.1	0.1	-	-	-	-
Amortization of net actuarial loss	-	0.1	0.1	0.2	-	-	0.1	-
Net periodic benefit cost	0.6	0.6	1.1	1.1	0.4	0.4	0.9	0.8
Effect of lump sum settlements upon retirement	-	0.2	0.1	0.4	-	-	-	-
Net benefit cost	$0.6	$0.8	$1.2	$1.5	$0.4	$0.4	$0.9	$0.8

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.  NSG follows SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," to account for unrecognized gains and losses related to the settlement of its pension plans' projected benefit obligations (PBO).  During the three and six months ended June 30, 2008, and 2007, a portion of each pension plan's PBO was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88.

NSG records transition obligations, prior service costs, and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets, pursuant to SFAS No. 71.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the six months ended June 30, 2008, $1.0 million of contributions were made to the pension benefit plans and no contributions were made to the other postretirement benefit plans.  NSG does not expect to contribute additional amounts to its pension and other postretirement benefit plans in the remainder of 2008.

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

NOTE 9--FAIR VALUE

Effective January 1, 2008, NSG adopted SFAS No. 157, “Fair Value Measurements.”  This standard defines fair value and requires enhanced disclosures about assets and liabilities carried at fair value.  As of June 30, 2008, these additional disclosures are required only for financial assets and liabilities measured at fair value and for nonfinancial assets and liabilities measured at fair value on a recurring basis, following the guidance in FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157."

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

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table shows NSG’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008, categorized by level within the fair value hierarchy.

(Millions)	Level 1	Level 2	Level 3	Total	Netting*	Balance Sheet Presentation
Assets
Risk management assets	$56.5	$72.2	$-	$128.7	$97.6	$31.1
Liabilities
Risk management liabilities	100.7	0.2	-	100.9	100.2	0.7

*	FASB Interpretation No. 39, as amended, permits the netting of risk management assets and liabilities when a legally enforceable netting agreement exists between the company and a counterparty.

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

NOTE 10--REGULATORY ENVIRONMENT

On February 5, 2008, the ICC issued a final written order requiring a retail natural gas rate decrease of $0.2 million for NSG, which included a return on equity of 9.99% and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a decoupling mechanism as a four-year pilot program, which will allow NSG to adjust rates going forward to recover or refund the difference between the actual and authorized delivery charge components of revenue.  However, legislation has been introduced at the Illinoisstate legislature to roll back decoupling.  NSG is actively supporting the ICC’s decision to approve this rate setting mechanism.  In addition, the order approved an enhanced efficiency mechanism, which will allow NSG to recover $1.1 million of energy efficiency costs.  NSG filed tariffs in compliance with the order on February 8, 2008, and the new rates became effective February 14, 2008.

On March 26, 2008, the ICC denied NSG’s request for rehearing of its order and all but one such request from intervenors.  On April 28, 2008, NSG filed with the Illinoisappellate court a Notice of Appeal of the ICC’s order denying rehearing on certain issues.  On April 30, 2008, the ICC submitted a letter to the Court stating that rehearing is pending before the ICC and, while the ICC would not file to dismiss the NSG appeal as premature, it requested that the Court hold the due date for the ICC to file the record with the Court.  On May 2, 2008, two intervenors each separately filed a Notice of Appeal.  On June 6, 2008, several parties filed a stipulation resolving the single issue on which the ICC granted rehearing, and the ICC approved the stipulation and rehearing order on July 30, 2008.  The resolved issue affects only PGL.  On July 31, 2008, following issuance of the rehearing order, NSG and the AG’s office filed appeals.  Other intervenors may also file appeals.

NOTE 11--SEGMENTS OF BUSINESS

NSG has two business segments.  NSG’s results of operations, including allocations for corporate activities, are reported in the Natural Gas Utility segment, with non-utility operations reported in the Other segment.  No items were reported in the Other segment for any of the periods presented.

NOTE 12--NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for NSG during the quarter ending June 30, 2009.  We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

NSG, an indirect wholly-owned subsidiary of Integrys Energy Group, is a regulated utility, which purchases, stores, distributes, sells and transports natural gas to about 158,000 customers in 54 communities in northeastern Illinois.

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

Maintain and Grow a Strong Regulated Utility Base – A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, and quality credit ratings, which are critical to NSG's success.  NSG continues to upgrade its natural gas distribution facilities, related systems, and processes, seeking to enhance safety, reliability, and value for NSG's customers and Integrys Energy Group's shareholders.

Integrate Resources to Provide Operational Excellence – NSG is committed to integrating resources and finding the most efficient processes while adhering to any and all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise, and utilizing creative solutions to meet and exceed its customers' expectations, NSG strives to provide value to Integrys Energy Group’s shareholders and NSG's customers and assist in lowering costs for certain activities.  NSG believes the following activities have helped, and will continue to help, integrate resources to provide operational excellence and customer focus:

•
Integrys Business Support, LLC, a wholly owned subsidiary of Integrys Energy Group, was formed to achieve a significant portion of the cost synergies anticipated from the PEC merger through the consolidation and efficient delivery of various support services and to provide more consistent and transparent allocation of costs throughout Integrys Energy Group and its subsidiaries.

•
"Competitive Excellence" and project management initiatives are being implemented at NSG to improve processes, reduce costs, and manage projects within budget and timeline constraints to provide more value to customers.

Place Strong Emphasis on Asset and Risk Management – NSG's risk management strategy includes the management of market, credit, and operational risk through the normal course of business.  Forward purchases and sales of natural gas allow for opportunities to reduce the risk associated with price movement in a volatile market.  NSG's asset management strategy calls for the continuous assessment of its existing assets, including the disposition of assets which are no longer needed for ongoing operations.

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Natural Gas Services – NSG's mission is to provide customers with the best value in natural gas services.  By effectively operating its natural gas distribution facilities, while maintaining or exceeding environmental standards, NSG seeks to provide a safe, reliable, and value priced service to its customers.  NSG concentrates its efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile.  NSG works to manage its operations to reduce the impact it might have on the environment.

            RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30		% Increase	June 30		% Increase
(Millions)	2008	2007	(Decrease)	2008	2007	(Decrease)
Net income (loss)	$(0.1)	$(0.4)	(75.0)%	$5.4	$6.2	(12.9)%

NSG's net loss decreased $0.3 million quarter-over-quarter.  As discussed in more detail below, this decrease in net loss was driven by the positive impact of a $2.0 million ($1.2 million after-tax) gas charge settlement recorded in 2007 and a $1.5 million ($0.9 million after-tax) increase in the natural gas margin, partially offset by a $2.9 million ($1.7 million after-tax) increase in operating and maintenance expenses.

NSG's net income decreased $0.8 million during the six months ended June 30, 2008, compared with the same period in 2007.  The decrease was primarily driven by a $5.6 million ($3.4 million after-tax) increase in operating and maintenance expenses, partially offset by the positive impact of a $2.0 million ($1.2 million after-tax) gas charge settlement recorded in 2007 and a $1.7 million ($1.0 million after-tax) increase in natural gas margin.

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

Due to a number of factors, including the seasonality of NSG's business and market price volatility, the quarterly results of operations should not be considered indicative of the results to be expected for the year as a whole.

NSG's results of operations for the periods ended June 30 are shown in the following table:

	Three Months Ended			Six Months Ended
	June 30		% Increase	June 30		% Increase
(Millions, except heating degree days)	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues	$50.7	$45.8	10.7%	$182.4	$170.4	7.0%
Natural gas purchase costs	36.0	32.6	10.4%	142.7	132.4	7.8%
Margins	14.7	13.2	11.4%	39.7	38.0	4.5%

Operating and maintenance expense	11.8	8.9	32.6%	25.7	20.1	27.9%
Gas charge settlement	-	2.0	(100.0)%	-	2.0	(100.0)%
Depreciation and amortization expense	1.7	1.5	13.3%	3.3	3.0	10.0%
Taxes other than income taxes	0.4	0.9	(55.6)%	1.0	1.9	(47.4)%
Operating income (loss)	0.8	(0.1)	-%	9.7	11.0	(11.8)%

Miscellaneous income	0.4	0.6	(33.3)%	0.6	0.8	(25.0)%
Interest expense	(1.0)	(1.0)	-%	(2.0)	(2.0)	-%
Other income (expense)	(0.6)	(0.4)	50.0%	(1.4)	(1.2)	16.7%

Income before taxes	0.2	(0.5)	-%	8.3	9.8	(15.3)%
Provision (benefit) for income taxes	0.3	(0.1)	-%	2.9	3.6	(19.4)%
Net Income (loss)	$(0.1)	$(0.4)	(75.0)%	$5.4	$6.2	(12.9)%

Throughput in therms
Residential	26.5	28.7	(7.7)%	125.2	119.9	4.4%
Commercial and industrial	5.4	6.1	(11.5)%	27.3	26.3	3.8%
Transport	26.3	25.1	4.8%	77.1	71.2	8.3%
Total sales in therms	58.2	59.9	(2.8)%	229.6	217.4	5.6%

Weather
Heating degree days	751	677	10.9%	4,167	3,808	9.4%

Second Quarter 2008 Compared with Second Quarter 2007

Revenue

Revenues increased $4.9 million for the quarter ended June 30, 2008, compared with the same quarter last year.  The major factors contributing to the quarter-over-quarter change in revenues were as follows:

•
The per-unit cost of natural gas increased 20.3% in the second quarter of 2008 compared with the same period in 2007.  This drove a $6.7 million increase in revenues, as increases in natural gas commodity costs are passed directly through to customers in rates.

•
Revenues increased $1.4 million due to the rate design under the rate order effective
February 14, 2008.  The rate design incorporates significantly higher fixed customer charges and lower volumetric rates.

•	A 10.9% increase in heating degree days led to an increase in revenues of $1.3 million.

•
Revenues increased $0.6 million related to NSG’s recovery of expenditures incurred related to the cleanup of former manufactured gas plant sites.  This increase in revenues was offset by an increase in operating expenses due to the amortization of the related regulatory asset.

•
Partially offsetting the increases above was a 3.0% decrease in weather-normalized natural gas throughput volumes, which we believe is primarily due to customer conservation efforts related to higher energy prices that led to a $5.6 million decrease in revenues.

Margin

NSG's margin increased $1.5 million for the quarter ended June 30, 2008, compared with the same quarter in 2007, primarily due to the $1.4 million impact of the new rate design and the recovery of $0.6 million of environmental costs.

In connection with NSG's rate case effective February 14, 2008, the ICC approved a Volume Balancing Adjustment rider as a four-year pilot program.  Under this rate rider, NSG adjusts rates up or down on a monthly basis to account for changes in actual margin per customer relative to margin per customer established in NSG’s last rate case.  In the second quarter of 2008, the Volume Balancing Adjustment was negative and substantially offset the positive quarter-over-quarter margin impact of colder weather.

Operating Income

Operating income increased $0.9 million, driven by the $1.5 million increase in margin discussed above, as well as the positive impact of a $2.0 million gas charge settlement recorded in 2007, partially offset by a $2.9 million increase in operating and maintenance expenses.

•	The increase in operating and maintenance expenses was mainly due to increases in various operating costs, including intercompany services costs, uncollectible accounts expense, and franchise costs.

•
Operating expenses also increased $0.6 million due to an increase in the amortization of the regulatory asset related to cleanup costs of manufactured gas plant sites.  These costs are recovered from customers in rates after expenditures are made.

Six Months 2008 Compared with Six Months 2007

Revenue

Revenues increased $12.0 million for the six months ended June 30, 2008, compared with the same period last year.  The major factors contributing to the period-over-period change in revenues were as follows:

•	Weather that was 9.4% colder than last year led to an $11.5 million increase in revenues compared with the same period last year.

•	The per-unit cost of natural gas increased 3.2% in the six months ended June 30, 2008, compared with the same period in 2007. This drove a $4.4 million increase in revenues.

•
Revenues increased $1.3 million related to NSG’s recovery of expenditures incurred related to the cleanup of former manufactured gas plant sites.  This increase in revenues was offset by an increase in operating expenses due to the amortization of the related regulatory asset.

•
Partially offsetting the increases above was a decrease in revenues of $3.8 million resulting from a decrease in weather-normalized volumes, which we believe is primarily due to customer conservation efforts related to higher energy prices.

Margin

NSG's margin increased $1.7 million (4.5%) for the six months ended June 30, 2008, compared with the same period in 2007, primarily due to the recovery of $1.3 million of environmental costs and the $0.9 million positive impact of colder period-over-period weather conditions.

Operating Income

Operating income decreased $1.3 million, driven by a $5.6 million increase in operating and maintenance expenses, partially offset by the positive impact of a $2.0 million gas charge settlement recorded in 2007 and the $1.7 million increase in margin discussed above.

•	The increase in operating and maintenance expenses was mainly due to increases in various operating costs, including intercompany services costs, uncollectible accounts expense, and franchise costs.

•
Operating expenses also increased $1.3 million due to an increase in the amortization of the regulatory asset related to cleanup costs of manufactured gas plant sites.  These costs are recovered from customers in rates after expenditures are made.

Other Income and Expense

Other expense increased $0.2 million for both the three months and six months ended June 30, 2008, compared with the prior year, primarily due to decreased interest income on cash investments.

Provision for Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Effective Tax Rate	150.0%	20.0%	34.9%	36.7%

Quarter-over-quarter changes in the effective tax rate occur as a result of adjustments required by generally accepted accounting principles (GAAP) to ensure the year-to-date interim effective tax rate reflects the projected annual effective tax rate.  The second quarter 2008 effective tax rate was impacted by a reduction in management’s annual estimate of permanent book to tax return differences as a percentage of pre-tax income, combined with the impact of changes in judgment about uncertain tax positions arising from IRS exam activities that were concluded during the second quarter.

The decrease in the year-to-date interim effective tax rate is primarily due to the impact of consistent tax benefit amounts but expected lower annual pre-tax income for 2008 compared with 2007.

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

Operating Cash Flows

During the six months ended June 30, 2008, net cash provided by operating activities was $42.8 million, compared with $36.2 million for the same period in 2007.  The period-over-period increase was largely driven by a $9.1 million increase in cash provided by working capital during the six months ended June 30, 2008, compared with the same period in 2007, due primarily to an increase in accrued taxes and accounts payable from January 1, 2008 to June 30, 2008, compared with a decrease in accrued taxes and accounts payable over the same period in 2007.  The change in accrued taxes was primarily due to the timing of federal income tax payments during the six months ended June 30, 2008, compared with the same period in 2007.  The change in accounts payable was mainly the result of higher natural gas prices.

Investing Cash Flows

Net cash used for investing activities was $30.0 million during the six months ended June 30, 2008, compared with $31.7 million for the same period in 2007.  The decrease in cash used for investing activities is partially a result of lower capital expenditures in 2008, related mainly to natural gas distribution systems.

Financing Cash Flows

Net cash used for financing activities increased $8.2 million, from $4.6 million during the six months ended June 30, 2007, to $12.8 million during the six months ended June 30, 2008, primarily due to the repayment of related-party loans in 2008, partially offset by a reduction in dividends paid on common stock.  The repayment of related-party loans was made possible by an increase in cash provided by operating activities.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of NSG as of June 30, 2008:

		Payments Due By Period
(Millions)	Total Amounts Committed	2008	2009-2010	2011 - 2012	2013 and Thereafter

Long-term debt principal and interest payments(1)	$108.1	$1.7	$6.6	$6.6	$93.2
Commodity purchase obligations(2)	48.9	4.9	17.3	9.2	17.5
Purchase orders(3)	2.5	2.5	-	-	-
Total contractual cash obligations	$159.5	$9.1	$23.9	$15.8	$110.7

(1) Represents bonds issued by NSG.  NSG records all principal obligations on the balance sheet.

(2) The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3) Includes obligations related to normal business operations and construction obligations.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $94.5 million at June 30, 2008, as the amount and timing of payments are uncertain.  See Note 7, “Commitments and Contingencies,” for more information.

Capital Requirements

NSG makes large investments in capital assets.  Net construction expenditures are expected to be
$30.5 million in the aggregate for the 2008 through 2010 period.  The largest of these expenditures relates to NSG’s natural gas pipe distribution system.

Capital Resources

NSG has the ability to borrow up to $50.0 million from PEC and to loan to or borrow from PGL up to $50.0 million.  As of June 30, 2008, there were loans of $26.2 million from NSG to PGL.

NSG's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock.  At June 30, 2008, such restrictions amounted to $6.9 million of NSG's total retained earnings of $80.6 million.  As of June 30, 2008, NSG was in compliance with all of the covenants under its credit facilities and other obligations.  For the period 2008 through 2010, NSG plans to use internally generated funds, debt financings, and equity infusions to fund capital requirements.  Management believes NSG has adequate financial flexibility and resources to meet its future needs.

Other Future Considerations

IllinoisSales Tax Increases

The Regional Transportation Authority approved a 0.25% sales tax rate increase in Cook County, Illinois, and a 0.50% sales tax rate increase in DuPage, Kane, Lake, McHenry, and Will Counties.  These increases in sales taxes occurred on July 1, 2008, and will impact the cost of certain goods and services purchased by NSG for use in its operations.

Reserve for Uncollectible Accounts

The reserve for uncollectible accounts reflects NSG’s best estimate of probable losses on the accounts receivable balances.  The reserve is based on known troubled accounts, historical experience and other currently available evidence.  Provisions for bad debt expense are affected by changes in various factors, including the impacts of natural gas prices and weather.

The impact of higher natural gas prices and a declining economic environment on customers could cause more of NSG’s accounts receivable to be uncollectible.  Higher levels of uncollectible balances from customers would negatively impact NSG’s results of operations and could result in higher working capital requirements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, NSG’s management, with the participation of NSG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of NSG's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and has concluded that, as of the date of such evaluation, NSG's disclosure controls and procedures were effective in accumulating and timely alerting them to information relating to NSG as appropriate to allow timely decisions regarding required disclosure to be included in its periodic SEC filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

There were no changes in NSG’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Labor Contracts

Local 2285 of the International Brotherhood of Electrical Workers AFL-CIO represents union employees at NSG.  The collective bargaining agreement was due to expire on June 30, 2008.  NSG and the union reached agreement on a new five-year collective bargaining agreement, which extends through June 30, 2013.

Item 1A.     Risk Factors

There were no material changes to the risk factors pertaining to NSG as presented in the NSG Annual Report on Form 10-K for the fiscal year ended December  31, 2007.

Item 6.     Exhibits

The following documents are attached as exhibits:

Exhibit
Number	Description of Document

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, North Shore Gas Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company

Date: August 6, 2008	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and
Chief Accounting Officer)

NORTH SHORE GAS COMPANY
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

Exhibit
Number	Description of Document

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company