Form 10-Q
period 2008-09-30
NORTH SHORE GAS CO /IL/
filed 2008-11-06
CIK 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

     Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  3,625,887 shares of common stock, without par value, outstanding at November 5, 2008, all of which were held, beneficially and of record, by Peoples Energy Corporation, a wholly owned subsidiary of Integrys Energy Group, Inc.

NORTH SHORE GAS COMPANY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

EXHIBIT INDEX	28

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company

Commonly Used Acronyms

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
LIFO	Last in, first out
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
VBA	Volume Balancing Adjustment

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

Forward-looking statements involve a number of risks and uncertainties.  There are many factors that could cause actual results to differ materially from those expressed or implied in this report.  Some risk factors that could cause results to differ from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as may be amended or supplemented in Part II, Item 1A of this report.  Other factors include:

●
Integrys Energy Group, the parent of NSG, may be unable to achieve the forecasted synergies at its utility subsidiaries that are anticipated from the PEC merger, or it may take longer or cost more than expected to achieve these synergies;

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

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup and proceedings concerning the prudence review of NSG's natural gas purchases and costs actually incurred;

●	Resolution of audits or other tax disputes with the IRS, Illinois state revenue agencies, or other taxing authorities;
●	Available sources and costs of natural gas;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand;
●	Potential business strategies, including acquisitions and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●	The impacts of changing financial market conditions, credit ratings, and interest rates on our liquidity and financing efforts;
●	The risks associated with changing commodity prices (particularly natural gas), including counterparty credit risk and the impact on general market liquidity;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by NSG and/or Integrys Energy Group from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties; therefore, actual results may differ materially from those expressed or implied by such forward-looking statements.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF INCOME (LOSS) (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions)	2008	2007	2008	2007

Natural gas operating revenues	$33.2	$22.9	$215.6	$192.6

Natural gas purchased for resale	20.8	13.4	163.5	145.8
Operating and maintenance expense	9.3	8.7	35.0	28.8
Natural gas charge settlement	-	-	-	2.0
Depreciation and amortization expense	2.0	1.4	5.3	4.4
Taxes other than income taxes	0.5	0.8	1.5	2.0
Operating income (loss)	0.6	(1.4)	10.3	9.6

Miscellaneous income	0.1	0.3	0.7	1.1
Interest expense	(1.1)	(1.1)	(3.1)	(3.1)
Other expense	(1.0)	(0.8)	(2.4)	(2.0)

Income (loss) before taxes	(0.4)	(2.2)	7.9	7.6
Provision (benefit) for income taxes	-	(0.9)	2.9	2.7
Net income (loss)	$(0.4)	$(1.3)	$5.0	$4.9

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2008	2007

Assets
Cash and cash equivalents	$-	$-
Accounts receivable, net of reserves of $2.4 and $2.0, respectively	15.1	26.3
Receivables from related parties	0.1	2.3
Accrued unbilled revenues	6.1	23.9
Natural gas in storage, primarily at LIFO	26.6	8.9
Assets from risk management activities	1.1	2.0
Regulatory assets	30.6	9.8
Other current assets	1.7	2.0
Current assets	81.3	75.2

Property, plant, and equipment, net of accumulated depreciation of $158.9 and $154.2, respectively	244.1	244.8
Regulatory assets	114.0	101.7
Other	1.3	3.2
Total assets	$440.7	$424.9

Liabilities and Shareholder's Equity
Accounts payable	$23.8	$25.8
Payables to related parties	4.9	7.3
Notes payable to related parties	4.8	11.9
Liabilities from risk management activities	22.6	5.7
Accrued taxes	3.3	2.5
Customer credit balances	5.6	8.1
Regulatory liabilities	3.9	8.9
Other current liabilities	7.6	5.6
Current liabilities	76.5	75.8

Long-term debt	69.0	69.0
Deferred income taxes	39.7	39.0
Environmental remediation liabilities	92.8	84.6
Pension and postretirement benefit obligations	27.5	25.1
Asset retirement obligations	23.9	23.0
Other	9.1	7.0
Long-term liabilities	262.0	247.7

Commitments and contingencies

Common stock equity	102.2	101.4
Total liabilities and shareholder's equity	$440.7	$424.9

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF CAPITALIZATION (Unaudited)		September 30	December 31
(Millions, except share amounts)		2008	2007

Common stock equity
Common stock, without par value, 5,000,000 shares authorized,
3,625,887 shares outstanding		$24.8	$24.8
Accumulated other comprehensive loss		(0.1)	(0.1)
Retained earnings		77.5	76.7
Total common stock equity		102.2	101.4

Long-term debt
First mortgage bonds
Series	Year Due
5.000%	2028	29.0	29.0
4.625%	2013	40.0	40.0
Total long-term debt		69.0	69.0
Total capitalization		$171.2	$170.4

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2008	2007

Operating Activities
Net income	$5.0	$4.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	5.3	4.4
Deferred income taxes	3.3	(1.1)
Pension and postretirement expense	3.1	3.2
Pension and postretirement funding	(1.1)	-
Natural gas charge settlement	-	2.0
Gas charge reconciliation expense	-	0.7
Other, net	(0.1)	(6.9)
Changes in -
Customer and other receivables	13.0	8.5
Accrued unbilled revenues	17.8	15.6
Natural gas in storage	(17.7)	(9.8)
Other current assets	(0.6)	3.7
Accounts payable	(4.5)	(2.3)
Accrued taxes	0.8	(4.5)
Other current liabilities	(7.2)	(2.2)
Net cash provided by operating activities	17.1	16.2

Investing Activities
Capital expenditures	(6.4)	(6.5)
Note receivable from related party	-	0.1
Net cash used for investing activities	(6.4)	(6.4)

Financing Activities
Payments of related-party short-term debt	(7.1)	-
Dividends to parent	(3.6)	(4.6)
Net cash used for financing activities	(10.7)	(4.6)
Net change in cash and cash equivalents	-	5.2
Cash and cash equivalents at beginning of period	-	0.1
Cash and cash equivalents at end of period	$-	$5.3

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2008

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

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the NSG Condensed Statements of Cash Flows:

	Nine Months Ended September 30
(Millions)	2008	2007
Cash paid for interest	$2.9	$1.9
Cash paid (received) for income taxes	(3.4)	9.6

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following table shows NSG's assets and liabilities from risk management activities as of September 30, 2008, and December 31, 2007:

	Assets		Liabilities
(Millions)	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Commodity contracts	$1.1	$2.1	$23.6	$5.7
Balance Sheet Presentation
Current	$1.1	$2.0	$22.6	$5.7
Other long-term	-	0.1	1.0	-
Total	$1.1	$2.1	$23.6	$5.7

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

NSG uses forward contracts and financial instruments, including commodity swaps and options, to manage volatility in natural gas supply costs.  NSG's policy is to use these instruments solely for the purpose of managing volatility and not for any speculative purpose.  NSG's tariffs allow for full recovery from its customers of prudently incurred natural gas supply costs, including gains or losses on these derivative instruments.  Therefore, SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," allows for these mark-to-market derivative gains or losses to be recorded as regulatory assets or liabilities.

FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," as amended, provides the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  NSG has elected to present these items on a net basis in its Condensed Balance Sheets.  The amounts recognized for cash collateral provided to others that were offset against net derivative liabilities, and the amounts recognized for cash collateral received from others that were offset against net derivative assets were as follows:

(Millions)	September 30, 2008	December 31, 2007
Cash collateral provided to others	$0.8	$-
Cash collateral received from others	-	-

NOTE 4--NATURAL GAS IN STORAGE

NSG prices natural gas storage injections at the calendar year average of the cost of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit.  At September 30, 2008 and 2007, all LIFO layers were replenished and the LIFO liquidation credit balance was zero.

NOTE 5--LONG-TERM DEBT

In November 2008, NSG issued $6.5 million of 7.0% 5-year first mortgage bonds.  The net proceeds from the issuance of the first mortgage bonds were used for general corporate utility purposes.

NOTE 6--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of NSG through September 30, 2008.

(Millions)
Asset retirement obligations at December 31, 2007	$23.0
Accretion	0.9
Asset retirement obligations at September 30, 2008	$23.9

NOTE 7--INCOME TAXES

NSG's effective tax rates for the three and nine months ended September 30, 2008, were 0% and 36.7%, respectively.  NSG's effective tax rates for the three and nine months ended September 30, 2007, were 40.9% and 35.5%, respectively.  We calculate our provision for income taxes based on an interim effective tax rate that reflects our projected annual effective tax rate.  The effective tax rates for the three and nine months ended September 30, 2008 and 2007 differ from the federal tax statutory rate of 35% primarily due to the quarterly adjustment of the interim effective tax rate to reflect the annual projected effective tax rate, state income taxes, and the impact of certain permanent book to tax return differences.

NOTE 8--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

As of September 30, 2008, NSG had obligations related to natural gas supply and transportation contracts with total estimated demand payments of $45.9 million through 2017.  NSG expects to recover these costs in future customer rates.  Additionally, NSG has obligations to sell natural gas to customers.

NSG has commitments in the form of purchase orders issued to various vendors.  At September 30, 2008, these purchase orders totaled $3.1 million.

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

NSG is addressing five manufactured gas plant sites, including one site described in more detail below.  Until July 2007, NSG was addressing these five sites under a program supervised by the Illinois Environmental Protection Agency (IEPA).  As discussed below, in July 2007, NSG transferred two of these sites to a program administered by the EPA.  Investigations have been completed at all or portions of four of the five sites.  NSG has determined that cleanup is not required at one of these four sites.  Cleanups have not yet been completed at any of the other three sites.

The EPA has identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation, and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million (in the form of certain defined net worth levels that NSG has met).  The soil component of the remedial action was completed in August 2005.  The final design for the groundwater component of the remedial action has been completed, and construction of the groundwater treatment plan was completed in August 2008.  Operation of the groundwater treatment unit began in September 2008 and is expected to be up to full capacity during the first quarter of 2009.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action.

In July 2007, NSG transferred two of its largest manufactured gas plant sites that were being addressed under IEPA supervision to the EPA Superfund Alternative Sites Program.  Under the EPA's program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.

NSG is coordinating the investigation and the cleanup of the Illinois manufactured gas plant sites under what is called a "multi-site" program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

NSG estimated the future undiscounted investigation and cleanup costs for remaining work to be done at  the Illinois manufactured gas plant sites it is addressing (namely, those being addressed by both the IEPA and the EPA) as of September 30, 2008, to be $92.8 million.  This estimate (1) takes into account the transfer of sites to the EPA, which allows for estimates with greater certainty for sediment cleanup and remediation of sites where access to the sites could not previously be obtained under the IEPA program; (2) is based on assumptions and calculation methodology consistent with that used by all Integrys Energy Group utilities in determining investigative and cleanup costs for manufactured gas plant sites; and (3) includes increased construction and operation costs at the Waukegan Site.  NSG may adjust these estimates in the future, to reflect remedial technology, regulatory requirements, remedy determinations and the assessment of natural resource damage.

Management believes that any costs incurred for environmental activities relating to former manufactured gas operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for NSG.  Accordingly, management believes that the costs incurred in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of NSG.  However, any changes in NSG's approved rate mechanisms for recovery of these costs, or any adverse conclusions by the ICC with respect to the prudence of costs actually incurred, could materially adversely affect NSG's recovery of such costs through rates.

NSG recorded a regulatory asset of $98.4 million, net of insurance recoveries received of $8.2 million, related to the recovery of both unrecovered expenditures and estimated future expenditures as of September 30, 2008.  Incurred costs are expensed in the statement of income in the same period they are billed to customers and recognized as revenues.

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

Natural Gas Charge Reconciliation Proceedings and Related Matters

Natural Gas Charge Settlement

For NSG, the ICC conducts annual proceedings regarding the reconciliation of revenues from the natural gas charge and related natural gas costs.  The natural gas charge represents the cost of natural gas and transportation and storage services purchased by NSG, as well as gains, losses, and costs incurred under NSG's hedging program (Gas Charge).  In these proceedings, interested parties review the accuracy of the reconciliation of revenues and costs and the prudence of natural gas costs recovered through the Gas Charge.  If the ICC were to find that the reconciliation was inaccurate or any natural gas costs were imprudently incurred, the ICC would order NSG to refund the affected amount to customers through subsequent Gas Charge filings.

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

Pursuant to the settlement agreement, PEC also paid $5.0 million jointly to Chicago and the AG in 2006, of which $0.2 million was allocated by management to NSG.  Separately, PEC also agreed to pay up to $5.0 million per year over the next five years (the "Subsequent Payments") toward the funding of conservation and weatherization programs for low and moderate income customers (the "Conservation Programs").  The Subsequent Payments of up to $5.0 million each will be paid based upon Conservation Programs to be developed by Chicago and/or the AG.  NSG will not seek recovery in any future rate or reconciliation cases of any amounts associated with the Conservation Programs.  In July 2007, NSG received an itemized estimated cost and request for payment jointly from Chicago and the AG in the amount of $0.4 million to fund Conservation Programs for the remainder of 2007.  NSG management concluded that this estimated cost and request for payment constituted sufficient evidence that Chicago and the AG have established or are taking steps to develop valid Conservation Programs as required under the settlement agreement and that it is probable Chicago and the AG will request similar levels of annual funding through 2011 (Chicago and the AG made no allowance for a partial year in its request for payment for 2007).  Consequently, NSG recorded a $2.0 million liability and related charge to earnings in the quarter ended June 30, 2007, for Subsequent Payments representing its portion of the $25.0 million in total Subsequent Payments.  As of September 30, 2008, $1.6 million remained unpaid, of which $0.4 million was included in other current liabilities, and $1.2 million was included in other long-term liabilities.

The settlement agreement provided that NSG would cooperate with Chicago and the AG to identify those customers of NSG who were not receiving natural gas as of the date of the settlement agreement that were financial hardship cases.  The hardship cases were identified by NSG, the AG and Chicago.  Following identification, NSG reconnected the hardship cases.  NSG forgave all outstanding debt for reconnected customers.  Although NSG believes it has fully complied with this provision of the settlement agreement, Chicago and the AG have indicated that they believe the terms of the hardship program are broader than what NSG believes it is obligated to implement.  Management continues to believe that it has fully complied with the obligations of the settlement agreement with respect to the hardship program.

In the settlement agreement, NSG agreed to conduct internal and external audits of its natural gas procurement practices.  An annual internal audit is required for five years, and the first two are completed.  The external audit was performed by a consulting firm retained by the ICC.  The ICC staff filed the auditor's report on April 10, 2008.  The report included 32 recommendations, most of which are for NSG to prepare various studies and analyses or implement changes to certain practices and procedures.  None of the recommendations quantified natural gas costs that the auditor believed should not be recovered by NSG.  NSG filed a response to the auditor's report on June 30, 2008, in which it agreed to implement 25 of the recommendations.  As of September 30, 2008, NSG had submitted implementation documentation for 20 of these recommendations.  The remaining five are expected to be completed by March 31, 2009.  The ICC staff may file a reply to NSG's response.

The fiscal 2005 Gas Charge reconciliation case was initiated in November 2005.  The settlement of the prior fiscal years' Gas Charge reconciliation proceedings did not affect this case.  The ICC staff and intervenor witnesses recommended disallowances.  The majority of the recommended disallowances were for adjustments to the amount recorded as transportation customers' bank (storage) natural gas liability balances.  For NSG, the ICC issued its order, which accepted the administrative law judges' recommendations and ICC staff's recommended disallowances in their entirety, on January 16, 2008.  The natural gas cost disallowance for NSG is $1.0 million.  Prior to the quarter ended September 30, 2007, NSG had recorded a $0.4 million liability primarily related to the ICC staff's proposed disallowance associated with the Gas Purchase and Agency Agreement that was at issue in the fiscal 2001-2004 cases (and in effect for only one month after 2004), which NSG stated in its rebuttal testimony it was not contesting and which was inclusive of accrued interest.  In the quarter ended September 30, 2007, NSG recorded additional expense of $0.7 million (including interest).  On

February 14, 2008, NSG filed for rehearing on one of the two bank (storage) natural gas liability issues.  The ICC denied rehearing on February 27, 2008, and NSG did not appeal this matter.  Pursuant to the ICC order, NSG refunded customers $1.1 million, including interest, during the nine months ended September 30, 2008.

The fiscal 2006 Gas Charge reconciliation case was initiated on November 21, 2006.  NSG filed its direct testimony on April 10, 2007.  On May 16, 2007, the ICC initiated a Gas Charge reconciliation case for the period of October 2006 through December 2006 to cover the gap created by NSG's move to a calendar year reconciliation period.  The ICC staff moved to consolidate the new case with the fiscal 2006 case, and the administrative law judge granted the motion in July 2007.  NSG's direct testimony for the October through December period was filed on October 17, 2007.  On July 22, 2008, the ICC staff and intervenors (the AG and the Citizens Utility Board, filing jointly) each filed testimony recommending a disallowance for a bank (storage) natural gas liability adjustment similar to that addressed in the fiscal 2005 Gas Charge reconciliation case. On August 29, 2008, NSG filed rebuttal testimony in which it agreed not to contest the bank (storage) natural gas liability proposal.  The amount recorded at NSG at September 30, 2008, related to the bank (storage) natural gas liability was not significant.  The ICC staff and intervenors' rebuttal testimony is due November 6, 2008, and NSG's surrebuttal testimony is due December 2, 2008.  A hearing is set for December 11, 2008.

The ICC initiated the calendar year 2007 Gas Charge reconciliation case on November 28, 2007.  NSG filed direct testimony on April 15, 2008.  A status hearing is scheduled for January 13, 2009.

Class Action

In February 2004, a purported class action was filed in Cook County Circuit Court against NSG, PEC, and PGL by customers of NSG and PGL, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities' fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek unspecified compensatory and punitive damages.  NSG and PGL have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On July 30, 2008, the plaintiffs filed a motion for class certification and PEC responded in opposition of this motion.  There is a status hearing scheduled for November 17, 2008.

Builders Class Action

In June 2005, a purported class action was filed against NSG by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that NSG was fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of natural gas service pipes, extensions of distribution natural gas mains, and failing to return related customer deposits.  NSG filed two motions to dismiss the lawsuit.  On January 25, 2007, the judge entered an order dismissing the complaint, but allowing the plaintiffs the option of filing an amended complaint (except as to the plaintiffs' claim for declaratory relief, which was dismissed with prejudice).  The judge also ruled that the plaintiffs could file their claims directly with the ICC.  On June 28, 2007, plaintiffs filed a second amended complaint with the Circuit Court.  NSG responded by filing a motion to dismiss on August 31, 2007.  This motion was granted on April 16, 2008, and this matter was dismissed.  The plaintiffs filed a motion for reconsideration of the dismissal and this motion was denied on August 4, 2008.  The plaintiffs filed a notice of appeal with the Illinois appellate court on August 25, 2008.  The plaintiffs also have the right to file individual complaints with the ICC, but NSG does not know if, or when, any such complaints will be filed.  In October 2008, the parties agreed to the terms of a settlement and are currently finalizing the settlement documents.  Based upon the terms agreed to, the amount of the settlement will not be material to NSG.

NOTE 9--EMPLOYEE BENEFIT PLANS

On September 30, 2008, the PEC Service Annuity System was merged into the PEC Retirement Plan, which was then renamed the Integrys Energy Group Retirement Plan.  The merger had no effect on the level of plan benefits provided to participants or the management of plan assets.

The following table shows the components of NSG's share of net periodic benefit cost for benefit plans sponsored by PEC for the three and nine months ended September 30, 2008, and 2007:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$0.3	$0.3	$0.9	$1.0	$0.2	$0.2	$0.6	$0.5
Interest cost	0.4	0.4	1.3	1.3	0.3	0.2	0.7	0.6
Expected return on plan assets	(0.3)	(0.3)	(0.9)	(0.9)	-	-	(0.1)	(0.1)
Amortization of transition obligation	-	-	-	-	-	-	0.1	0.1
Amortization of prior service cost	-	0.1	0.1	0.1	-	-	-	-
Amortization of net actuarial loss	-	0.1	0.1	0.2	-	-	0.1	0.1
Net periodic benefit cost	0.4	0.6	1.5	1.7	0.5	0.4	1.4	1.2
Effect of lump sum settlements upon retirement	0.1	(0.1)	0.2	0.3	-	-	-	-
Net benefit cost	$0.5	$0.5	$1.7	$2.0	$0.5	$0.4	$1.4	$1.2

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.  During the three and nine months ended September 30, 2008, and 2007, a portion of each pension plan's projected benefit obligation was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits."

NSG records transition obligations, prior service costs, and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets, pursuant to SFAS No. 71.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the nine months ended September 30, 2008, $1.0 million and $0.1 million of contributions were made to the pension and other postretirement benefit plans, respectively.  NSG does not expect to contribute additional amounts to its pension benefit plans during the remainder of 2008.  NSG expects to contribute $0.3 million to its other postretirement benefit plans during the remainder of 2008.

NSG adopted the change in measurement date transition requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)," effective January 1, 2008 by remeasuring plan assets and benefit obligations as of that date.  Previously, NSG used a September 30 measurement date for its defined pension and other postretirement benefit plans.  As a result of the change in measurement date, a $1.0 million pre-tax reduction to retained earnings was recognized on January 1, 2008.

NOTE 10--FAIR VALUE

Effective January 1, 2008, NSG adopted SFAS No. 157, "Fair Value Measurements."  This standard defines fair value and requires enhanced disclosures about assets and liabilities carried at fair value.  As of September 30, 2008, these additional disclosures are required only for financial assets and liabilities measured at fair value and for nonfinancial assets and liabilities measured at fair value on a recurring basis, following the guidance in FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157."

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table shows NSG's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008, categorized by level within the fair value hierarchy.

(Millions)	Level 1	Level 2	Level 3	Total	Netting *	Balance Sheet Presentation
Assets
Risk management assets	$-	$47.3	$-	$47.3	$46.2	$1.1
Liabilities
Risk management liabilities	-	70.6	-	70.6	47.0	23.6

*
FASB Interpretation No. 39, as amended, permits the netting of risk management assets and liabilities when a legally enforceable netting agreement exists, and requires the netting of related cash collateral positions against the net derivative positions.

The risk management assets and liabilities listed in the above table include swaps, options, and natural gas purchase contracts used to manage volatility in natural gas supply costs.  Certain derivative instruments are valued using broker quotes or prices for similar contracts at the reporting date, which are Level 2 inputs.  The valuation of certain contracts also includes an adjustment related to transportation, and NSG's financial fixed price options are valued using a model, incorporating mid-market prices obtained from the NYMEX.  These contracts are also classified in Level 2.  All of NSG's risk management assets and liabilities are offset by regulatory assets or liabilities, pursuant to SFAS No. 71, as NSG's tariffs allow for full recovery from customers of prudently incurred natural gas supply costs.

NOTE 11--REGULATORY ENVIRONMENT

2008 Rate Case

On February 5, 2008, the ICC issued a final written order requiring a retail natural gas rate decrease of $0.2 million for NSG.  The new rates for NSG reflect a 9.99% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a VBA decoupling mechanism, effective March 1, 2008, as a four-year pilot program, which will allow NSG to adjust rates going forward to recover or refund the difference between the actual and authorized delivery charge components of revenue.  Legislation was introduced at the Illinois state legislature to roll back decoupling but never reached a vote.  This legislation may be introduced again.  NSG is actively supporting the ICC's decision to approve this rate setting mechanism.  The order also approved an Enhanced Efficiency Program, which will allow NSG to recover $1.1 million of energy efficiency costs.  NSG filed tariffs in compliance with the order on February 8, 2008, and the new rates became effective February 14, 2008.

On March 26, 2008, the ICC denied NSG's request for rehearing of its rate order, and all but one such request from intervenors.  On April 28, 2008, NSG filed a Notice of Appeal with the Illinois appellate court regarding the ICC's order denying rehearing on certain issues.  On April 30, 2008, the ICC submitted a letter to the Illinois appellate court stating that rehearing is pending before the ICC and, while the ICC would not file to dismiss the NSG appeal as premature, it requested that the court hold the due date for the ICC to file the record with the court.  On May 2, 2008, two intervenors each separately filed a Notice of Appeal.  On June 6, 2008, several parties filed a stipulation to resolve the single issue on which the ICC granted rehearing, but the resolved issue only affects PGL.  On July 30, 2008, the ICC approved the stipulation as well as a rehearing order.  The approved stipulation took effect on November 1, 2008.  Subsequent to the approval of the stipulation, NSG filed an appeal in the second district of the Illinois appellate court and after that, four other parties filed appeals in the first district of the Illinois appellate court.  On September 29, 2008, the ICC asked the Illinois Supreme Court to vacate the second district's transfer of the appeal to the first district, and the Illinois Supreme Court denied the ICC's motion.  On appeal, parties may only raise issues on which they sought rehearing at the ICC.  These issues include the VBA decoupling mechanism.  No decision on the appeal is expected until at least the second half of 2009.

NOTE 12--SEGMENTS OF BUSINESS

NSG has two business segments.  NSG's results of operations, including allocations for corporate activities, are reported in the Natural Gas Utility segment, with non-utility operations reported in the Other segment.  No items were reported in the Other segment for any of the periods presented.

NOTE 13--NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133."  SFAS No. 161 requires enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for NSG during the quarter ending March 31, 2009.  We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our financial statements and disclosures.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Condensed Financial Statements and related Notes and our Annual Report on Form
10-K for the year ended December 31, 2007.

INTRODUCTION

NSG, an indirect wholly owned subsidiary of Integrys Energy Group, is a regulated utility that purchases, stores, distributes, sells, and transports natural gas to about 158,000 customers in 54 communities in northeastern Illinois.

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

Integrate Resources to Provide Operational Excellence – NSG is committed to integrating resources and finding the most efficient processes while adhering to any and all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise, and utilizing creative solutions to meet and exceed its customers' expectations, NSG strives to provide value to Integrys Energy Group's shareholders and NSG's customers and assist in lowering costs for certain activities.  NSG believes the following activities have helped, and will continue to help, integrate resources to provide operational excellence and customer focus:

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

Place Strong Emphasis on Asset and Risk Management – NSG's risk management strategy includes the management of market, credit, and operational risk through the normal course of business.  Forward purchases of natural gas, as well as financial derivative contracts, allow opportunities to secure prices in a volatile market.  NSG's asset management strategy calls for the continuous assessment of its existing assets, including the disposition of assets which are no longer needed for ongoing operations.

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Natural Gas Services – NSG's mission is to provide customers with the best value in natural gas services.  By effectively operating its natural gas distribution facilities, while maintaining or exceeding environmental standards, NSG seeks to provide a safe, reliable, and value-priced service to its customers.  NSG concentrates its efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile.  NSG works to manage its operations to reduce the impact it might have on the environment.

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30		% Increase	September 30		% Increase
(Millions)	2008	2007	(Decrease)	2008	2007	(Decrease)
Net income (loss)	$(0.4)	$(1.3)	(69.2)%	$5.0	$4.9	2.0%

NSG's net loss decreased $0.9 million quarter-over-quarter.  As discussed in more detail below, this decrease in net loss was driven by a $2.9 million ($1.7 million after-tax) increase in natural gas margin, partially offset by a $0.6 million ($0.4 million after-tax) increase in operating and maintenance expenses and a $0.6 million ($0.4 million after-tax) increase in depreciation and amortization expense.

NSG's net income increased $0.1 million during the nine months ended September 30, 2008, compared with the same period in 2007.  The increase was primarily driven by a $5.3 million ($3.2 million after-tax) increase in natural gas margin and by the positive period-over-period impact of a $2.0 million ($1.2 million after-tax) natural gas charge settlement recorded in 2007, partially offset by a $6.2 million ($3.7 million after-tax) increase in operating and maintenance expenses and a $0.9 million ($0.5 million after-tax) increase in depreciation and amortization expense.

As part of the regulatory approval for the merger between Integrys Energy Group and PEC, Integrys Energy Group formed a service company, Integrys Business Support, LLC, on January 1, 2008.  As a result, the methodology used to allocate certain costs to NSG in 2008 is based on an affiliated interest agreement filed and approved in Illinois and is different than the methodology used prior to January 1, 2008.  This methodology will be reviewed annually and will be adjusted, if necessary, with the approval of the applicable regulatory bodies.

NSG's results of operations for the periods ended September 30 are shown in the following table:

	Three Months Ended			Nine Months Ended
	September 30		% Increase	September 30		% Increase
(Millions, except heating degree days)	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues	$33.2	$22.9	45.0%	$215.6	$192.6	11.9%
Natural gas purchased for resale	20.8	13.4	55.2%	163.5	145.8	12.1%
Margins	12.4	9.5	30.5%	52.1	46.8	11.3%

Operating and maintenance expense	9.3	8.7	6.9%	35.0	28.8	21.5%
Natural gas charge settlement	-	-	-%	-	2.0	(100.0)%
Depreciation and amortization expense	2.0	1.4	42.9%	5.3	4.4	20.5%
Taxes other than income taxes	0.5	0.8	(37.5)%	1.5	2.0	(25.0)%
Operating income (loss)	0.6	(1.4)	-%	10.3	9.6	7.3%

Miscellaneous income	0.1	0.3	(66.7)%	0.7	1.1	(36.4)%
Interest expense	(1.1)	(1.1)	-%	(3.1)	(3.1)	-%
Other expense	(1.0)	(0.8)	25.0%	(2.4)	(2.0)	20.0%

Income (loss) before taxes	(0.4)	(2.2)	(81.8)%	7.9	7.6	3.9%
Provision (benefit) for income taxes	-	(0.9)	-%	2.9	2.7	7.4%
Net Income (loss)	$(0.4)	$(1.3)	(69.2)%	$5.0	$4.9	2.0%

Throughput in therms
Residential	14.1	13.5	4.4%	139.3	133.4	4.4%
Commercial and industrial	2.9	2.9	-%	30.2	29.2	3.4%
Transport	21.0	20.6	1.9%	98.2	91.8	7.0%
Total sales in therms	38.0	37.0	2.7%	267.7	254.4	5.2%

Weather
Heating degree days	53	55	(3.6)%	4,220	3,863	9.2%

Third Quarter 2008 Compared with Third Quarter 2007

Revenue

Revenues increased $10.3 million for the quarter ended September 30, 2008, compared with the same quarter last year.  The major factors contributing to the quarter-over-quarter change in revenues were as follows:

•
The per-unit cost of natural gas increased 48.6% in the third quarter of 2008 compared with the same period in 2007.  This drove a $6.7 million increase in revenues, as increases in natural gas commodity costs are passed directly through to customers in rates.

•
Revenues increased $1.9 million due to a change in the rate design related to the rate order effective
February 14, 2008.  The new rate design incorporates higher fixed customer charges and lower volumetric rates.

•
Revenues increased $0.4 million due to NSG's recovery of higher quarter-over-quarter expenditures related to the cleanup of former manufactured gas plant sites.  This increase in revenues was offset by an increase in operating expenses due to the amortization of the related regulatory asset.

Margin

NSG's margin increased $2.9 million for the quarter ended September 30, 2008, compared with the same quarter in 2007, primarily due to the $1.9 million impact of the new rate design and the $0.4 million impact of increased quarter-over-quarter recovery of environmental costs in rates.

Operating Income

Operating income increased $2.0 million, driven by the $2.9 million increase in margin discussed above, partially offset by a $0.6 million increase in operating and maintenance expenses.

The increase in operating and maintenance expenses was driven by a $0.4 million increase in the amortization of the regulatory asset related to cleanup costs of manufactured gas plant sites, as well as combined amortization expense of $0.3 million related to costs to achieve merger synergies and costs pertaining to the 2007/2008 rate case, which were initially deferred as regulatory assets.

Other Expense

Other expense increased $0.2 million quarter-over-quarter, primarily due to decreased interest income on cash investments.

Nine Months 2008 Compared with Nine Months 2007

Revenue

Revenues increased $23.0 million for the nine months ended September 30, 2008, compared with the same period last year.  The major factors contributing to the period-over-period change in revenues were as follows:

•	Weather that was 9.2% colder than last year led to a $12.2 million increase in revenues compared with the same period last year.

•	The per-unit cost of natural gas increased 7.2% during the nine months ended September 30, 2008, compared with the same period in 2007. This drove an $11.0 million increase in revenues.

•
Revenues increased $1.8 million due to NSG's recovery of higher period-over-period expenditures related to the cleanup of former manufactured gas plant sites.  This increase in revenues was offset by an increase in operating expenses due to the amortization of the related regulatory asset.

•
Revenues increased $2.1 million due to a change in the rate design under the rate order effective
February 14, 2008.  The new rate design incorporates higher fixed customer charges and lower volumetric rates.

•
Partially offsetting the increases discussed above was a decrease in revenues of $3.4 million resulting from a decrease in natural gas throughput volumes, excluding the impact of weather, which we believe is primarily due to customer conservation efforts related to higher energy prices.

Margin

NSG's margin increased $5.3 million for the nine months ended September 30, 2008, compared with the same period in 2007, primarily due to the $2.1 million impact of the new rate design, the $1.8 million impact of increased recovery of environmental costs period-over-period, and the $0.9 million positive impact of colder period-over-period weather conditions prior to the implementation of NSG's VBA decoupling rider on March 1, 2008.  This rate rider substantially offsets the impact of weather conditions after that date.

Operating Income

Operating income increased $0.7 million, driven by the $5.3 million increase in margin discussed above and by the positive period-over-period impact of a $2.0 million natural gas charge settlement recorded in 2007, partially offset by a $6.2 million increase in operating and maintenance expenses.  The increase in operating and maintenance expenses primarily related to:

•	A $3.5 million increase in various operating costs, driven by increases in legal and external affairs expenses, customer call center expenses, and intercompany service costs.

•
An increase of $1.8 million in the amortization of the regulatory asset related to cleanup costs of manufactured gas plant sites.  These costs are recovered from customers in rates after expenditures are made.

•
A $0.8 million increase in the combined amortization expense related to costs to achieve merger synergies and costs pertaining to the 2007/2008 rate case, which were initially deferred as regulatory assets.

Other Expense

Other expense increased $0.4 million for the nine months ended September 30, 2008, compared with the same period in the prior year, primarily due to decreased interest income on cash investments.

Provision for Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Effective Tax Rate	- %	40.9%	36.7%	35.5%

Quarter-over-quarter changes in the effective tax rate occur as a result of adjustments required by generally accepted accounting principles (GAAP) to ensure the year-to-date effective tax rate reflects the projected annual effective tax rate.  The third quarter 2008 effective tax rate was impacted by a reduction in management's annual estimate of permanent book to tax return differences as a percentage of pre-tax income, combined with the impact of changes in uncertain tax positions.

The increase in the year-to-date effective tax rate is primarily due to the impact of lower tax benefit amounts estimated by management, offset slightly by the impact of expected lower annual pre-tax income in 2008 compared with 2007.

LIQUIDITY AND CAPITAL RESOURCES

NSG believes that its cash balances, liquid assets, operating cash flows, and available borrowing capacity (related party and third party) provide adequate resources to fund ongoing operating requirements and future capital expenditures.  However, NSG's operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of its control.  In addition, its borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent credit rating agencies.

Operating Cash Flows

During the nine months ended September 30, 2008, net cash provided by operating activities was
$17.1 million, compared with $16.2 million for the same period in 2007.  The period-over-period increase was largely driven by an increase in net income adjusted for non-cash items during the nine months ended September 30, 2008, compared with the same period in 2007.  This increase was partially offset by a $7.4 million decrease in cash provided by working capital during the nine months ended September 30, 2008, compared with the same period in 2007.  This decrease was primarily the result of an increase in cash used to purchase natural gas inventories due to an increase in natural gas prices and an increase in the amount of natural gas injected into storage during the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007.

Investing Cash Flows

Net cash used for investing activities was $6.4 million during the nine months ended September 30, 2008, which is consistent with the $6.4 million used for investing activities during the same period in 2007.

Financing Cash Flows

Net cash used for financing activities increased $6.1 million, from $4.6 million during the nine months ended September 30, 2007, to $10.7 million during the nine months ended September 30, 2008, primarily due to the repayment of related party loans in 2008, partially offset by a reduction in dividends paid on common stock.  The repayment of related party loans was made possible by cash provided by operating activities.

Credit Ratings

The current credit ratings for NSG are listed in the table below.

	Standard & Poor's	Moody's
Issuer credit rating	A-	n/a
Senior secured debt	A	A1

NSG believes these ratings continue to be among the best in the energy industry and allow us to access borrowings.  Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independently of any other rating.  None of NSG's credit ratings changed since NSG filed its 2007 Annual Report on Form 10-K.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of NSG as of September 30, 2008:

		Payments Due By Period
(Millions)	Total Amounts Committed	2008	2009-2010	2011 - 2012	2013 and Thereafter

Long-term debt principal and interest payments(1)	$108.1	$1.7	$6.6	$6.6	$93.2
Commodity purchase obligations(2)	45.9	4.9	14.3	9.2	17.5
Purchase orders(3)	3.1	3.1	-	-	-
Minimum pension funding	11.3	-	4.4	4.2	2.7
Total contractual cash obligations	$168.4	$9.7	$25.3	$20.0	$113.4

(1)	Represents bonds issued by NSG. NSG records all principal obligations on the balance sheet.

(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and construction obligations.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $92.8 million at September 30, 2008, as the amount and timing of payments are uncertain.  See Note 8, "Commitments and Contingencies," for more information.  Also, the table does not reflect any payments for the September 30, 2008, liability for uncertain tax positions.  See Note 7, "Income Taxes."

Capital Requirements

NSG makes large investments in capital assets.  Net construction expenditures are expected to be
$40.3 million in the aggregate for the 2008 through 2010 period.  The largest of these expenditures relates to NSG's natural gas pipe distribution system.  Although not anticipated, NSG would be able to postpone certain construction expenditures based on credit market and economic conditions.

Capital Resources

NSG has the ability to borrow up to $50.0 million from PEC and to loan to or borrow from PGL up to $50.0 million.  As of September 30, 2008, there were loans of $4.8 million from PEC to NSG.

NSG's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock.  At September 30, 2008, such restrictions amounted to $6.9 million of NSG's total retained earnings of $77.5 million.  As of September 30, 2008, NSG was in compliance with all of the covenants under its credit facilities and other obligations.  For the period 2008 through 2010, NSG plans to use internally generated funds, debt financings, and equity infusions to fund capital requirements.  Management believes NSG has adequate financial flexibility and resources to meet its future needs.

Other Future Considerations

Impact of Financial Market Turmoil

As widely reported, the financial markets and overall economies in the United States and abroad are currently undergoing a period of significant uncertainty and volatility.  As a result of recent events, NSG's management has placed increased emphasis on monitoring the risks associated with the current credit market environment.  While the impact of continued market volatility and the extent and impacts of any economic downturn cannot be predicted, management currently believes that NSG has sufficient operating flexibility and access to funding sources to maintain adequate amounts of liquidity.

The recent volatility in global capital markets has led to a reduction in the current value of NSG's share of long-term investments held in the pension and other postretirement benefit plan trusts sponsored by PEC.  The recent decline in asset value of the plans, if it continues for any length of time, could result in higher pension and other postretirement benefit expenses, and additional future funding requirements.

Illinois Sales Tax Increases

The Regional Transportation Authority approved a 0.25% sales tax rate increase in Cook County, Illinois, and a 0.50% sales tax rate increase in DuPage, Kane, Lake, McHenry, and Will Counties.  These increases in sales taxes occurred on July 1, 2008, and will impact the cost of certain goods and services purchased by NSG for use in its operations.

Reserve for Uncollectible Accounts

The reserve for uncollectible accounts reflects NSG's best estimate of probable losses on its accounts receivable balances.  The reserve is based on known troubled accounts, historical experience, and other currently available evidence.  Provisions for bad debt expense are affected by changes in various factors, including the impacts of natural gas prices and weather.

The impact of higher natural gas prices and a declining economic environment on customers could cause more of NSG's accounts receivable to be uncollectible.  Higher levels of uncollectible balances from customers would negatively impact NSG's results of operations and could result in higher working capital requirements.

Decoupling

In the current political, economic, and regulatory environment, the focus on energy efficiency can lead to the implementation of VBA decoupling mechanisms.  Decoupling was approved by the ICC on a four-year trial basis on February 5, 2008.  Under decoupling, NSG is allowed to adjust rates going forward to recover or refund the difference between the actual and authorized delivery charge components of revenue.  Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC's approval.  NSG is actively supporting the ICC's decision to approve decoupling.  See Note 11, "Regulatory Environment," for more information.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, NSG's management, with the participation of NSG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of NSG's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and has concluded that, as of the date of such evaluation, NSG's disclosure controls and procedures were effective in accumulating and timely alerting them to information relating to NSG as appropriate to allow timely decisions regarding required disclosure to be included in its periodic SEC filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

There were no changes in NSG's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 8, "Commitments and Contingencies," and Note 11, "Regulatory Environment," for discussions pertaining to environmental matters, proceedings at the ICC, a purported class action filed against NSG by its customers alleging violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and other events and proceedings.

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

North Shore Gas Company

Date: November 5, 2008	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and
Chief Accounting Officer)

NORTH SHORE GAS COMPANY
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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