Form 10-K
period 2008-12-31
NORTH SHORE GAS CO /IL/
filed 2009-02-26
CIK 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

2-35965	NORTH SHORE GAS COMPANY	36-1558720
(An Illinois Corporation)
130 East Randolph Drive
18th Floor
Chicago, Illinois 60601-6207
(312) 240-4000

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [ ] No [X]

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [X] Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and
non-voting common equity held by non-affiliates of the Registrant.

None.

Number of shares outstanding of each class of
common stock, as of February 25, 2009.

Common Stock, no par value, 3,625,887 shares
(all of which are owned beneficially and of record by Peoples Energy Corporation, a wholly owned subsidiary of Integrys Energy Group, Inc.)

DOCUMENT INCORPORATED BY REFERENCE

Definitive proxy statement for the Integrys Energy Group, Inc. Annual Meeting of Shareholders to be held on May 13, 2009, is incorporated by reference into Item 14 of Part III.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2)(b) and (c).

NORTH SHORE GAS COMPANY

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2008

PART II			12

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES		12

ITEM 6.	SELECTED FINANCIAL DATA		13

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		14

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		28

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		29

	A.	Management Report on Internal Control over Financial Reporting	29
	B.	Statements of Income	30
	C.	Balance Sheets	31
	D.	Statements of Capitalization	32
	E.	Statements of Common Shareholder's Equity	33

i

ii

Acronyms Used in this Annual Report on Form 10-K

EPA	United States Environmental Protection Agency

ESOP	Employee Stock Ownership Plan

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	United States Generally Accepted Accounting Principles

IBS	Integrys Business Support, LLC

ICC	Illinois Commerce Commission

IRS	United States Internal Revenue Service

LIFO	Last in, first out

N/A	Not Applicable

NSG	North Shore Gas Company

NYMEX	New York Mercantile Exchange

PEC	Peoples Energy Corporation

PGL	The Peoples Gas Light and Coke Company

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

iii

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, regulatory matters, fuel costs, natural gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources, trends, estimates, and other matters.

Forward-looking statements involve a number of risks and uncertainties.  Some risk factors that could cause results to differ from any forward-looking statement include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2008.  Other factors include:

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting NSG;
●
The impact of recent and future federal, state, and local regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the natural gas utility industry and possible future initiatives to address concerns about global climate change, changes in environmental, tax, and other laws and regulations to which NSG is subject, as well as changes in the application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings, or inquiries, including but not limited to, manufactured gas plant site cleanup and reconciliation of revenues from the Gas Charge and related natural gas costs;

●	The impacts of changing financial market conditions, credit ratings, and interest rates on the liquidity and financing efforts of NSG;
●	The risks associated with changing commodity prices (particularly natural gas), and available sources of natural gas;
●	Resolution of audits or other tax disputes with the IRS, Illinois state revenue agencies, or other taxing authorities;
●	The effects, extent, and timing of additional competition or regulation in the markets in which NSG operates;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand;
●	Potential business strategies, including construction or disposition of assets, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●	The effectiveness of risk management strategies and the use of financial and derivative instruments;
●	The risks associated with the inability of NSG's counterparties, affiliates, and customers to meet their obligations;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by NSG and/or Integrys Energy Group from time to time with the SEC.

Except to the extent required by the federal securities laws, NSG undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.  BUSINESS

A.  GENERAL

For purposes of this Annual Report on Form 10-K, unless the context otherwise indicates, when we refer to "us," "we," "our," or "ours," we are referring to NSG.  References to “Notes” are to the Notes to the Financial Statements included in this Annual Report on Form 10-K.

NSG, a regulated natural gas utility, was formed in 1900.  NSG is an Illinois corporation and is wholly owned by PEC.  On July 8, 2006, WPS Resources Corporation entered into an agreement and plan of merger with PEC pursuant to which, among other things, PEC became a wholly owned subsidiary of WPS Resources on February 21, 2007.  Effective with the closing of the merger, WPS Resources changed its name to Integrys Energy Group, Inc.

As previously disclosed in the combined PEC, PGL, and NSG Transition Report on Form 10-Q for the Transition Period from October 1, 2006, to December 31, 2006, NSG changed its fiscal year end from September 30 to December 31.  References to fiscal 2006 represent balances as of or activity for the 12 months ended September 30, 2006.

B.  REGULATED NATURAL GAS UTILITY OPERATIONS

Principal Products and Markets

The natural gas utility segment is NSG’s core business.  NSG purchases, stores, distributes, sells, and transports natural gas to its customers through an approximate 2,300-mile system of distribution mains serving 54 communities in the northern suburbs of Chicago representing a service area of approximately 275 square miles.  The customer base includes residential users, commercial and industrial users, and transportation accounts that provide what NSG believes is a broad and diversified foundation for its business.  Transportation accounts are those natural gas users that purchase their natural gas requirements directly from a supplier other than NSG and utilize NSG’s natural gas distribution system for delivery to their premises.

Regulated Natural Gas Segment Operating Statistics
	Year Ended December 31, 2008	Year Ended December 31, 2007	Transition Period Ended December 31, 2006	Year Ended September 30, 2006
Operating revenues (Millions)
Residential	$246.7	$209.7	$57.0	$221.3
Commercial and industrial	50.0	45.8	12.2	47.8
Transportation	14.7	14.1	4.0	14.3
Other	1.5	1.4	0.3	1.7
Total	$312.9	$271.0	$73.5	$285.1
Therms delivered (Millions)
Residential	205.6	193.3	59.0	182.8
Commercial and industrial	44.4	41.7	12.4	39.1
Total therm sales	250.0	235.0	71.4	221.9
Transportation	137.2	129.3	36.0	127.4
Total	387.2	364.3	107.4	349.3
Customers served (End of period)
Residential	139,185	141,204	141,578	139,844
Commercial and industrial	9,783	9,666	9,707	9,538
Transportation	8,941	7,268	6,300	5,960
Total	157,909	158,138	157,585	155,342
Average therm price (Cents)
Residential	119.99	108.48	96.61	121.06
Commercial and industrial	112.61	109.83	98.39	122.25

For 2008, the natural gas utility segment accounted for 100% of NSG's revenues.  On December 31, 2008, the natural gas utility segment accounted for 100% of its capital assets.  NSG had no nonutility activity in 2008.

The basic marketing plan of NSG is to maintain and grow a strong regulated utility base in traditional market segments, which include space heating, water heating, clothes drying, and cooking.  NSG’s service territory has potential for expansion through increasing population density.

Facilities

For information regarding NSG’s natural gas facilities, see “Item 2 –  Properties.”

Natural Gas Supply

NSG has entered into long-term and short-term firm natural gas supply contracts with various suppliers.  When used in conjunction with contract storage and peak-shaving facilities, NSG deems such supply sufficient to meet current and reasonably foreseeable peak and annual market requirements.

NSG purchases firm transportation and storage services from interstate pipelines and local distribution companies in the ordinary course of business.  Two interstate pipelines and one local distribution company’s pipeline interconnect with NSG’s utility system.  NSG believes that having multiple pipelines that serve its service territory benefits its customers by improving reliability, providing access to diverse supply, and fostering competition among these service providers that can lead to favorable conditions for NSG when negotiating new agreements.

The following table shows the expected design peak-day availability of natural gas in thousands of dekatherms (MDth) during the 2008 through 2009 heating season for NSG:

	Design Peak-Day	Year of Contract
Source (MDth)	Availability	Expiration
Firm pipeline capacity	58	2013-2017
Firm city-gate supply	60	2009
Liquefied petroleum gas	40	N/A
Natural gas in storage:
Contracted from PGL	63	N/A
Contracted from others	170	2010-2017
Customer-owned	48	N/A
Total expected design peak-day availability	439

NSG forecasts design peak-day demand of 427 MDth for the 2008 through 2009 heating season.

Deliveries to customers (including transportation customers) in MDth for NSG were as follows:

(MDth)	Year Ended December 31, 2008	Year Ended December 31, 2007	Transition Period Ended December 31, 2006	Year Ended September 30, 2006
Natural gas purchases	26,137	23,432	5,930	23,523
Liquefied petroleum gas	5	7	-	10
Customer-owned natural gas received	13,589	12,782	3,646	12,793
Underground storage, net	95	767	1,612	(883)
Contracted pipeline and storage compressor fuel, franchise requirements, and unaccounted-for natural gas	(1,110)	(559)	(451)	(517)
Total	38,716	36,429	10,737	34,926

Regulatory Matters

Legislation and Regulation at State Level

NSG is subject to the jurisdiction of and regulation by the ICC, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois.  These include rates and charges, issuance of securities, services and facilities, systems of accounts, investments, safety standards, transactions with affiliated interests, and other matters.

NSG is authorized, by statute and/or certificates of public convenience and necessity, to conduct operations in the territories it serves.  In addition, NSG operates under franchises and license agreements granted to it by the municipalities it serves.  NSG’s franchises with municipalities within its service territory are of various terms and expiration dates.

Sales are made and services rendered by NSG pursuant to rate schedules on file with the ICC containing various service classifications largely reflecting customers’ different uses and levels of consumption (see Note 14, "Regulatory Environment," for a discussion of NSG's recent rate filings with the ICC).  In addition to the rate for distribution of natural gas, NSG bills its customers a natural gas charge representing the cost of natural gas and transportation and storage services purchased by NSG, as well as gains, losses, and costs incurred under NSG’s hedging program, the amount of which is also subject to ICC authority (Gas Charge).  See Note 8, “Commitments and Contingencies,” for further discussion.

Effective March 1, 2008, as a four-year pilot program, NSG received approval from the ICC for a decoupling mechanism for residential and small commercial sales that allows NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin impact of variations in volumes.  (See Note 14, "Regulatory Environment," for further discussion of the 2008 rate case and decoupling mechanism.)

ICC rules place restrictions on when NSG may terminate or deny service to customers who do not pay their bills for utility service.  Though NSG’s current rates were established to recover an estimated bad debt expense, actual bad debt expense can exceed these estimates.  Both federal and state governments have legislation that provides for additional funding for assistance to low-income energy users, including customers of NSG.  The state legislation creates a fund, financed by charges to electric and natural gas customers of public utilities, participating municipal utilities, and electric co-ops, which supplements currently available federal energy assistance.

Legislation and Regulation at Federal Level

Most of the natural gas distributed by NSG is transported to its distribution systems by interstate pipelines.  The pipelines’ services (transportation and storage) are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978 (see "Natural Gas Supply" section above).

Under United States Department of Transportation regulations, the ICC is responsible for monitoring NSG’s safety compliance program for its pipelines under 49 Code of Federal Regulations (CFR) Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards) and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

Other Matters

Seasonality

The natural gas throughput of NSG follows a seasonal pattern because the heating requirements of customers are temperature driven.  Specifically, customers typically use more natural gas during the winter months.  During 2008, approximately 68% of NSG’s operating revenues were recorded from January through March and November through December.

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

An interstate pipeline may seek to provide transportation service directly to end users.  Such direct service by a pipeline to an end user in NSG’s service territory would bypass NSG’s service.  Only one end user in NSG’s service territory is served directly by a pipeline supplier.  NSG has a bypass rate approved by the ICC, which allows NSG to negotiate rates with customers that are potential bypass candidates.

Since 2002, all customers have had the opportunity to choose a natural gas supplier.  A substantial portion of the natural gas that NSG delivers to its customers consists of natural gas that NSG’s customers purchase directly from producers and marketers rather than from NSG.  These direct customer purchases have little effect on net income because NSG provides transportation service for such natural gas volumes at margins similar to those applicable to conventional natural gas sales.

Working Capital Requirements

The seasonality of revenues causes the timing of cash collections to be concentrated from January through June.  A portion of the winter natural gas supply needs is typically purchased and stored from April through November.  Also, planned capital spending on the natural gas distribution facilities is concentrated in April through November.  Because of these timing differences, the cash flow from customers is typically supplemented with temporary increases in short-term borrowings from affiliates during the late summer and fall.  Short-term debt is typically reduced over the January through June period.

C.  ENVIRONMENTAL MATTERS

For information on environmental matters related to NSG, see Note 8, “Commitments and Contingencies.”

D.  CAPITAL REQUIREMENTS

For information on NSG’s capital requirements, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

E.  EMPLOYEES

At December 31, 2008, NSG had 168 employees, of which approximately 81% were union employees represented by Local 2285 of the International Brotherhood of Electrical Workers.  The current collective bargaining agreement with NSG union employees expires on June 30, 2013.

The reduction in the number of NSG employees, compared with what was reported in NSG’s 2007 Annual Report on Form 10-K, was partially due to the 2008 formation of IBS, a wholly owned subsidiary of Integrys Energy Group.  A portion of NSG’s administrative employees were transferred to IBS on January 1, 2008.

F.  AVAILABLE INFORMATION

NSG files with the SEC:

•	Annual Reports on Form 10-K;
•	Quarterly Reports on Form 10-Q;
•	Current Reports on Form 8-K; and
•	Any amendments to these documents

NSG makes these reports available, free of charge, on Integrys Energy Group's Internet website, www.integrysgroup.com, as soon as reasonably practicable after they are filed with the SEC.  Integrys Energy Group's Code of Conduct, which applies to NSG, may also be accessed on Integrys Energy Group's website, and any amendments to, or waivers from the Code of Conduct will be timely disclosed on Integrys Energy Group's website.  Statements and amendments posted on Integrys Energy Group's website do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments.  NSG is not including the information contained on or available through the Integrys Energy Group website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

You may also obtain materials filed with the SEC by NSG at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  To obtain information on the operation of the Public Reference Room, you may call 1-800-SEC-0330.  You may also view reports and other information regarding NSG (including exhibits), filed with the SEC, at the SEC’s website at www.sec.gov.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, when making an investment decision. The risks and uncertainties described below are not the only ones NSG faces.  Additional risks and uncertainties not presently known or that NSG currently believes to be immaterial may also adversely affect NSG.

Adverse capital and credit market conditions could negatively affect NSG's ability to meet liquidity needs, access capital, and/or grow or sustain its current business.  Cost of capital and disruptions, uncertainty, and/or volatility in the financial markets could also adversely impact the results of operations and financial condition of NSG.

The capital and credit markets experienced extreme volatility, uncertainty, and disruption in 2008, which has continued into 2009.  Having access to the credit and capital markets, at a reasonable cost, is necessary for NSG to fund its operations, including capital requirements.  The capital and credit markets provide NSG with liquidity to operate and grow its business that is not otherwise provided from operating cash flows.  Disruptions, uncertainty, and/or volatility in those markets could increase NSG's cost of capital.  If NSG or Integrys Energy Group is unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an increased cost of capital.  This, in turn, could impact NSG's ability to grow or sustain its current business or cause a reduction in earnings.

A reduction in NSG’s credit ratings could materially and adversely affect its business, financial position, results of operations, and liquidity.

NSG cannot be sure that any of its credit ratings will remain in effect for any given period of time or that a credit rating will not be lowered by a rating agency if, in the rating agency’s judgment, circumstances in the future so warrant.  Any downgrade could:

•	Require the payment of higher interest rates in future financings and possibly reduce the potential pool of creditors;
•	Increase borrowing costs under certain of its existing credit facilities; and
•	Require provision of additional credit assurance to contract counterparties.

Counterparties and customers may not meet their obligations.

NSG is exposed to the risk that counterparties to various arrangements who owe NSG money, natural gas, or other commodities or services will not be able to perform their obligations. Should the counterparties to these arrangements fail to perform, NSG might be forced to replace or to sell the underlying commitment at then-current market prices. In such event, NSG might incur losses, or its results of operations, financial position, or liquidity could otherwise be adversely affected.

Some of NSG’s customers are experiencing, or may experience, financial problems that could have a significant impact on their creditworthiness.  NSG cannot provide assurance that its financially distressed customers will not default on their obligations to NSG and that such a default will not have a material adverse effect on NSG’s business, financial position, results of operations, or cash flows. Furthermore, the bankruptcy of one or more of its customers, or some other similar proceeding or liquidity constraint, might make it unlikely that NSG would be able to collect all or a significant portion of amounts owed by distressed entities or residential customers.  Such events could adversely impact NSG’s receivable collections and additional allowances may be required, which could adversely affect its operating results. In addition, such events might force customers to reduce or curtail their future use of NSG’s products and services, which could have a material adverse effect on NSG’s results of operations and financial condition.

NSG is subject to changes in government regulation, which may have a negative impact on its business, financial position, and results of operations.

The rates that NSG is allowed to charge for retail services are some of the most important items influencing its business, financial position, results of operations, and liquidity.

NSG is subject to comprehensive regulation by federal and state regulatory agencies, which significantly influences its operating environment and may affect NSG’s ability to recover costs from utility customers.  In particular, the ICC, SEC, EPA, United States Department of Transportation, and Illinois Environmental Protection Agency regulate many aspects of NSG’s utility operations, including, but not limited to, construction of facilities, conditions of service, the issuance of securities, and the rates that NSG can charge customers.  NSG is required to have numerous permits, approvals, and certificates from these agencies to operate its business.

Existing statutes and regulations may be revised or reinterpreted by these agencies or these agencies may adopt new laws and regulations that apply to NSG.  NSG is unable to predict the impact on its business and operating results of any such actions by these agencies.  However, changes in regulations or the imposition of additional regulations may require NSG to incur additional expenses or change business operations, which may have an adverse impact on results of operations.  In addition, federal regulatory reforms may produce unexpected changes and costs in the public utility industry.

An adverse decision in proceedings before the ICC concerning the prudence review of NSG’s natural gas purchases could require a significant refund obligation.

The ICC conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related natural gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of natural gas costs recovered through the Gas Charge is examined by interested parties. If the ICC were to find that the reconciliation was inaccurate or any natural gas costs were imprudently incurred, the ICC would order NSG to refund the affected amount to customers through subsequent Gas Charge filings. The ICC has ordered refunds to NSG's utility customers in connection with prior years' gas charge reconciliation proceedings. Proceedings regarding NSG’s costs for calendar years 2008 and 2007, fiscal year 2006, and for the transition period ended December 31, 2006, are currently pending before the ICC. The outcome of these proceedings cannot be predicted.  For more information, see Note 8, “Commitments and Contingencies.”

NSG may face significant costs to comply with the regulation of greenhouse gas emissions.

Climate change and the effect of greenhouse gas emissions, most notably carbon dioxide, are increasingly becoming a concern for the energy industry. NSG's natural gas delivery systems may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair of natural gas delivery systems.  Fugitive gas typically vents to the atmosphere and consists primarily of methane, a greenhouse gas.  While there is currently no federal regulation in the United States that mandates the reduction of greenhouse gas emissions, it is possible that such legislation may be enacted in the future.  To that end, federal and state legislative proposals have been introduced to regulate the emission of greenhouse gases.  Until legislation is passed at the federal or state level, it remains unclear as to (1) what industry sectors will be impacted, (2) when compliance will be required, (3) the magnitude of the greenhouse gas emissions reductions that will be required, and (4) the costs and opportunities associated with compliance.  NSG is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs, but, at this time, it is uncertain as to the effect climate change regulation may have on NSG's future operations, capital expenditures, and financial results.

Costs of environmental compliance, liabilities, fines, penalties, and litigation could exceed NSG’s estimates.

Compliance with current and future federal and state environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations.  NSG cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to environmental matters because of the difficulty of estimating clean-up and compliance costs and the possibility that changes will be made to the current environmental laws and regulations.

NSG is accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with its former manufactured gas plant sites, including related legal expenses, pending recovery through rates or from other entities. Regulatory assets reflect the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and customers, and  (4) management's best estimates of the costs NSG will spend in the future for investigating and remediating the manufactured gas plant sites. NSG believes that any of these costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under ICC-approved mechanisms for the recovery of prudently incurred costs. A change in these rate recovery mechanisms, however, or a decision by the ICC that some or all of these costs were not prudently incurred, could result in the present recognition as expense of some or all of these costs.  For more information, see Note 8, “Commitments and Contingencies.”

In addition, there is uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Citizen groups that feel there are compliance issues not sufficiently enforced by environmental regulatory agencies may also bring citizen enforcement actions against NSG.  Such actions could seek penalties, injunctive relief, and costs of litigation.

NSG’s operations are subject to risks beyond its control, including but not limited to weather, terrorist attacks, or acts of war.

The cost of repairing damage to NSG’s facilities due to storms, natural disasters, wars, terrorist acts, and other catastrophic events that is in excess of insurance limits established for such repairs or excluded by insurance policies, may adversely impact NSG's results of operations, financial condition, and cash flows.  The occurrence or risk of occurrence of future terrorist activity and the high cost or potential unavailability of insurance to cover such terrorist activity may impact NSG’s results of operations and financial condition in unpredictable ways.  These actions could also result in disruptions of fuel markets.  In addition, NSG’s natural gas distribution system and pipelines could be directly or indirectly harmed by future terrorist activity.

Poor investment performance of retirement plan investments and other factors impacting retirement plan costs could unfavorably impact NSG's liquidity and results of operations.

NSG participates in employee benefit plans that cover substantially all of its employees and retirees.  NSG’s cost of providing these benefits is dependent upon actual plan experience and assumptions concerning the future, such as earnings on and/or valuations of plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, and required or voluntary contributions to the plans.  Depending upon the investment performance over time and other factors impacting NSG’s costs as listed above, NSG could be required to make larger contributions in the future to fund these plans.  These additional funding obligations could have a material adverse impact on NSG’s cash flows, financial condition and/or results of operations.  Changes made to the plans may also impact current and future pension and other postretirement benefit costs.

Fluctuating commodity prices may affect the operating costs and competitive position of NSG's business, thereby adversely impacting its liquidity and results of operations.

NSG’s natural gas business is sensitive to changes in natural gas commodity prices. Any changes could affect the prices NSG charges, its operating costs, and the competitive position of its products and services. Prudently incurred costs for purchased natural gas and pipeline transportation and storage services are fully recoverable through the Gas Charge.  However, increases in natural gas costs affect total retail prices and, therefore, the competitive position of NSG’s natural gas business relative to other forms of energy. In addition, the timing and extent of high natural gas prices can adversely affect NSG’s accounts receivable, bad debts, fuel cost, and interest expense. NSG is also subject to margin requirements in connection with its use of forward contracts and these requirements could escalate if prices move adversely relative to these positions.

NSG depends on natural gas storage and transportation services purchased from interstate pipelines and on a storage field owned by PGL to meet its customers’ natural gas requirements.

NSG meets a significant percentage of its customers’ peak day, seasonal, and annual natural gas requirements through withdrawals, pursuant to contracts, from natural gas storage facilities owned and operated by interstate pipelines and through deliveries of natural gas transported on interstate pipelines with which NSG or its natural gas suppliers have contracts. NSG contracts with multiple pipelines for these services, and it has natural gas supply contracts with multiple suppliers. If a pipeline were to fail to perform storage or transportation service, including for reasons of force majeure, on a peak day or other day with high volume natural gas requirements, NSG’s ability to meet all its customers’ natural gas requirements would be impaired unless or until alternative supply arrangements were put in place.  In addition, NSG purchases a storage service from PGL, and its ability to serve its customers could be adversely affected by failures at PGL’s storage field.

Actual results could differ from estimates used to prepare NSG’s financial statements.

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex and actual results could differ from those estimates.  For more information about these estimates and assumptions, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Natural Gas Facilities

At December 31, 2008, NSG’s natural gas properties consisted of the following:

●	Approximately 2,300 miles of natural gas distribution mains located in Illinois,
●	Approximately 30 miles of natural gas transmission mains located in Illinois and Wisconsin,
●	6 natural gas distribution and transmission gate stations, and
●	Approximately 143,000 natural gas lateral services.

PGL owns and operates a 36.5 billion-cubic-foot underground natural gas storage reservoir at Manlove Field located in central Illinois, which provides service to NSG under a contractual arrangement.

General

Most of the principal plants and properties of NSG, other than mains, services, meters, regulators, and cushion gas in underground storage are located on property owned in fee.  Substantially all natural gas mains are located under public streets, alleys and highways, or under property owned by others under grants of easements.  Meters and house regulators in use and a portion of services are located on premises being served.  Certain portions of the transmission system are located on land held pursuant to leases, easements, or permits.

Substantially all of NSG’s utility plant is subject to a first mortgage lien.

ITEM 3.  LEGAL PROCEEDINGS

For information on material legal proceedings and matters related to NSG, see Note 8, "Commitments and Contingencies."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR NSG'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PEC is the sole holder of NSG’s outstanding common stock.  NSG made no purchases of equity securities in 2008.  Integrys Energy Group is the sole holder of PEC’s common stock.

ITEM 6.  SELECTED FINANCIAL DATA

NORTH SHORE GAS COMPANY
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL AND OTHER STATISTICS (2004 TO 2008)

			Transition
	Year Ended	Year Ended	Period Ended
	December 31,	December 31,	December 31,
(Millions, except weather and per share information)	2008	2007	2006

Gas operating revenues	$312.9	$271.0	$73.5
Net income	7.0	7.9	4.4
Total assets	483.6	424.9	410.9
Long-term debt (excluding current portion)	75.3	69.0	69.1

Weather information
Heating degree days	6,688	6,025	2,116
Heating degree days as a percent of normal *	109.7%	97.6%	95.4%

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
(Millions, except weather information)	2006	2005	2004

Gas operating revenues	$285.1	$246.3	$209.4
Net income	6.7	11.4	11.1
Total assets	400.0	371.2	323.0
Long-term debt (excluding current portion)	69.2	69.3	69.3

Weather information
Heating degree days	5,775	5,864	6,091
Heating degree days as a percent of normal *	90.1%	91.2%	94.8%

* Normal heating degree days for fiscal years 2004 through 2005 were based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970 through 1999. Normal heating degree days for fiscal
2006 were based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1975 through 2004. Normal heating degree days for the transition period ended December 31, 2006, and fiscal 2007 were based on a 10-year average of monthly total heating degree days at Chicago’s O’Hare Airport for the fiscal years
1996 through 2005. Normal heating degree days for fiscal 2008 are based on a 12-year average of monthly total heating degree days at Chicago’s O’Hare Airport for the fiscal years 1996 through 2007.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

NSG is a regulated natural gas utility, which purchases, stores, distributes, sells, and transports natural gas to about 158,000 customers in 54 communities in the northern suburbs of Chicago.  NSG is subject to the jurisdiction of and regulation by the ICC, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois.

Strategic Overview

The focus of NSG's business plan is the creation of long-term value for Integrys Energy Group’s shareholders and NSG's customers through growth, operational excellence, customer focus, asset management, risk management, and the continued emphasis on safe, reliable, competitively priced, and environmentally sound natural gas delivery services.  A discussion of the essential components of NSG's business strategy is set forth below.

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

Integrate Resources to Provide Operational Excellence – NSG is committed to integrating resources and finding the best, most efficient processes while adhering to any and all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise, and utilizing creative solutions to meet and exceed its customers' expectations, NSG strives to provide value to Integrys Energy Group's shareholders and NSG's customers and assist in lowering costs for certain activities.

Place Strong Emphasis on Risk Management – NSG's risk management strategy includes the management of market, credit, and operational risk through the normal course of business.  Forward purchases and sales of natural gas and the use of derivative financial instruments, including commodity swaps and options, allow for opportunities to reduce the risk associated with price movement in a volatile energy market.  Overview of the risk profile related to these instruments is monitored consistent with NSG's risk management policy.

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Natural Gas Services – NSG's mission is to provide customers with the best value in natural gas services.  By effectively operating its natural gas distribution facilities, while maintaining or exceeding environmental standards, NSG seeks to provide a safe, reliable, and value priced service to its customers.  NSG concentrates its efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile, as well as managing its operations to reduce the impact it might have on the environment.

RESULTS OF OPERATIONS

	Year Ended		Year Ended	Change in	Change in
	December 31		September 30	2008 Over	2007 Over
(Millions)	2008	2007	2006	2007	2006
Net income	$7.0	$7.9	$6.7	(11.4)%	17.9%

NSG's net income decreased $0.9 million for the year ended December 31, 2008, compared with the year ended December 31, 2007.  As discussed in more detail below, this decrease in net income was driven by a $9.8 million ($5.9 million after-tax) increase in operating and maintenance expenses, partially offset by a $6.5 million ($3.9 million after-tax) increase in natural gas margin and the positive year-over-year impact of a $2.0 million ($1.2 million after-tax) natural gas charge settlement recorded in 2007 (see Note 8, "Commitments and Contingencies," for more information).

NSG's net income increased $1.2 million for the year ended December 31, 2007, compared with the fiscal year ended September 30, 2006.  This increase was primarily driven by a $2.3 million ($1.4 million after-tax) decrease in the natural gas charge settlement in 2007, compared to 2006.

As part of the regulatory approval for the PEC merger, Integrys Energy Group formed a service company, IBS, which became operational on January 1, 2008.  As a result, the methodology used to allocate certain costs to NSG in 2008 was based on an affiliated interest agreement filed and approved in Illinois and was different than the methodology used prior to January 1, 2008.  This methodology will be reviewed annually and will be adjusted, if necessary, with the approval of the applicable regulatory bodies.

NSG's results of operations for the years ended December 31, 2008, December 31, 2007, and September 30, 2006, are shown in the following table:

	Year Ended		Year Ended	Change in	Change in
	December 31		September 30	2008 Over	2007 Over
(Millions, except heating degree days)	2008	2007	2006	2007	2006

Natural gas operating revenues	$312.9	$271.0	$285.1	15.5%	(4.9)%
Natural gas purchased for resale	240.6	205.2	220.3	17.3%	(6.9)%
Margins	72.3	65.8	64.8	9.9%	1.5%

Operating and maintenance expense	49.1	39.3	39.5	24.9%	(0.5)%
Natural gas charge settlement	-	2.0	4.3	(100.0)%	(53.5)%
Depreciation and amortization expense	6.6	6.0	5.7	10.0%	5.3%
Taxes other than income taxes	2.1	2.4	2.0	(12.5)%	20.0%
Operating income	14.5	16.1	13.3	(9.9)%	21.1%

Miscellaneous income	0.8	1.2	1.3	(33.3)%	(7.7)%
Interest expense	(4.2)	(4.2)	(4.1)	-%	2.4%
Other expense	(3.4)	(3.0)	(2.8)	13.3%	7.1%

Income before taxes	11.1	13.1	10.5	(15.3)%	24.8%
Provision for income taxes	4.1	5.2	3.8	(21.2)%	36.8%
Net income	$7.0	$7.9	$6.7	(11.4)%	17.9%

Throughput in therms
Residential	205.6	193.3	182.8	6.4%	5.7%
Commercial and industrial	44.4	41.7	39.1	6.5%	6.6%
Transport	137.2	129.3	127.4	6.1%	1.5%
Total sales in therms	387.2	364.3	349.3	6.3%	4.3%

Weather
Heating degree days	6,688	6,025	5,775	11.0%	4.3%

Revenue

2008 Compared with 2007:

Revenues increased $41.9 million year-over-year.  The major factors contributing to the increase were as follows:

•	Weather that was 11.0% colder than the prior year led to a $21.7 million increase in revenues.

•
The per-unit cost of natural gas increased 9.8% year-over-year.  This drove a $21.0 million increase in revenues, as increases in natural gas commodity costs are passed directly through to customers in rates.

•
Revenues increased $3.3 million due to NSG's recovery of higher year-over-year expenditures related to the cleanup of former manufactured gas plant sites.  This increase in revenues was offset by an increase in operating expenses due to the amortization of the related regulatory asset.

•
Partially offsetting the increases discussed above was a decrease in revenues of $3.4 million resulting from a decrease in natural gas throughput volumes, excluding the impact of weather, which we believe is primarily due to customer conservation efforts related to higher energy prices and a general slowdown in the economy.

2007 Compared with 2006:

Revenues decreased $14.1 million for the year ended December 31, 2007, compared with the fiscal year ended September 30, 2006.  The major factors contributing to the decrease were as follows:

•	The per-unit cost of natural gas decreased approximately 12% year-over-year. This drove a decrease of approximately $27 million in revenues.

•
Partially offsetting the decrease discussed above was an approximate increase of $12 million due to weather that was 4.3% colder than fiscal 2006, as well as an increase of approximately $2 million driven by an increase in natural gas throughput volumes, excluding the impact of weather.

Margin

2008 Compared with 2007:

NSG's margin increased $6.5 million in 2008, compared with 2007, primarily due to the $3.3 million year-over-year increase in the recovery of environmental costs; a $0.7 million increase due to the new rate design that was effective February 14, 2008; a $0.7 million increase due to revenues collected for the Enhanced Efficiency Program, which is designed to encourage energy efficient initiatives; and an increase in other revenues, including late fees, of $0.4 million.  The new rate design incorporates higher fixed customer charges and lower volumetric rates.

2007 Compared with 2006:

NSG's margin increased $1.0 million for the year ended December 31, 2007, compared with the fiscal year ended September 30, 2006, primarily due to the impact of weather that was 4.3% colder in 2007.

Operating Income

2008 Compared with 2007:

Operating income decreased $1.6 million, primarily driven by a $9.8 million increase in operating and maintenance expenses, partially offset by the $6.5 million increase in margin and the positive period-over-period impact of a $2.0 million natural gas charge settlement recorded in 2007.  The increase in operating and maintenance expenses primarily related to:

•	A $5.2 million increase in various operating costs, driven by increases in legal expenses, customer call center expenses, and intercompany service costs.

•	An increase of $3.3 million in the amortization of the regulatory asset related to cleanup costs of manufactured gas plant sites. These costs were recovered in revenues.

•
A $1.1 million increase in the combined amortization expense related to costs to achieve merger synergies and costs pertaining to the 2007/2008 rate case, which were initially deferred as regulatory assets.  The increase in operating expenses related to these costs was offset in margin through an increase in revenues.  As a result, there was no significant impact on earnings related to the amortization of these regulatory assets.

2007 Compared with 2006:

Operating income increased $2.8 million, primarily driven by a $2.3 million decrease in the natural gas charge settlement, as well as the $1.0 million increase in margin.  These changes were partially offset by a $0.3 million increase in depreciation and amortization expense due to increases in property, plant, and equipment, and a $0.4 million increase in taxes other than income taxes, primarily due to higher real estate and payroll taxes.

Other Expense

2008 Compared with 2007:

Other expense increased $0.4 million year-over-year, primarily due to decreased interest income resulting from lower interest rates on loans to related parties.

2007 Compared with 2006:

Other expense increased $0.2 million year-over-year, as a result of a $0.1 million decrease in miscellaneous income due to decreased interest income, as well as a $0.1 million increase in interest expense due to higher interest rates and higher amounts of short-term borrowing balances.

Provision for Income Taxes

	Year Ended December 31		Year Ended September 30,
	2008	2007	2006
Effective Tax Rate	36.9%	39.7%	36.2%

2008 Compared with 2007:

The decrease in the effective tax rate year-over-year was primarily caused by the impact of substantially consistent permanent tax adjustments on lower pre-tax income.  These tax adjustments include items related to benefit and compensation incentives, tax credits, interest and penalty accruals, and the accrual for uncertain tax positions.

2007 Compared with 2006:

The increase in the effective tax rate year-over-year was primarily caused by the impact of substantially consistent permanent tax adjustments on higher pre-tax income.

Transition Period Ended December 31, 2006, Compared with Quarter Ended December 31, 2005

As previously disclosed in the combined PEC, PGL, and NSG Transition Report on Form 10-Q for the Transition Period from October 1, 2006, to December 31, 2006, NSG changed its fiscal year end from September 30 to December 31.  The quarter ended December 31, 2006, represents a transitional period, and results for that period are included in the financial statements and notes thereto.

Overview of Operations

NSG’s financial results increased $10.1 million period-over-period, to net income of $4.4 million for the transition period ended December 31, 2006, from net loss of $5.7 million for the quarter ended December 31, 2005.  Results for the quarter ended December 31, 2005, were impacted by a natural gas charge settlement of $17.0 million ($10.2 million after-tax).

NSG's results of operations for the quarters ended December 31 are shown in the following table:

	Transition	Quarter
	Period Ended	Ended
	December 31,	December 31,	% Increase
(Millions, except heating degree days)	2006	2005	(Decrease)
Natural gas operating revenues	$73.5	$110.3	(33.4)%
Natural gas purchased for resale	54.6	90.3	(39.5)%
Margins	18.9	20.0	(5.5)%

Operating and maintenance expense	9.0	10.0	(10.0)%
Natural gas charge settlement	-	17.0	(100.0)%
Depreciation and amortization expense	1.5	1.4	7.1%
Taxes other than income taxes	0.5	0.4	25.0%
Operating income (loss)	7.9	(8.8)	N/A

Miscellaneous income	0.2	0.1	100.0%
Interest expense	(1.1)	(1.0)	10.0%
Other expense	(0.9)	(0.9)	-%

Income before taxes	7.0	(9.7)	N/A
Provision for income taxes	2.6	(4.0)	N/A
Net income (loss)	$4.4	$(5.7)	N/A

Throughput in therms
Residential	59.0	64.7	(8.8)%
Commercial and industrial	12.4	13.6	(8.8)%
Transport	36.0	37.4	(3.7)%
Total sales in therms	107.4	115.7	(7.2)%

Weather
Heating degree days	2,116	2,302	(8.1)%

Revenue

Revenues decreased $36.8 million period-over-period.  The major factors contributing to the decrease were as follows:

•	An approximate 34% decrease in the per-unit cost of natural gas drove an approximate $30 million decrease in revenues.

•	Weather that was 8.1% warmer led to a decrease in revenues of approximately $8 million.

Margin

NSG's margin decreased $1.1 million for period-over-period, primarily due to the impact of lower deliveries resulting from weather that was 8.1% warmer.

Operating Income

Operating income increased $16.7 million, primarily due to the impact in 2005 of a charge of $17.0 million related to the settlement of Natural Gas Charge proceedings for fiscal years 2001 through 2004.  A $1.0 million decrease in operating and maintenance expenses driven by a decrease in bad debt expense also positively impacted operating income period-over-period.  These increases were partially offset by the $1.1 million decrease in margin.

Provision for Income Taxes

Income tax expense increased $6.6 million period-over-period, primarily due to a higher level of taxable income.  See Note 1(k) “Summary of Significant Accounting Policies – Income Taxes,” and Note 7, “Income Taxes,” for a discussion of accounting for income taxes.

BALANCE SHEET

Accounts receivable and accrued unbilled revenues increased $13.3 million (26.5%) from $50.2 million at December 31, 2007, to $63.5 million at December 31, 2008, primarily due to a year-over-year increase in accrued unbilled revenues related to higher natural gas prices and colder weather in the fourth quarter of 2008, compared with the same quarter in 2007.

Total regulatory assets increased $49.1 million (44.0%) year-over-year.  The regulatory asset related to derivatives increased $23.2 million, primarily due to changes in the fair values of the underlying derivative contracts, and the regulatory asset related to environmental remediation costs increased $18.2 million due to revisions in the estimate.  See Note 4, “Regulatory Assets and Liabilities,” for more information.

Detailed explanations for changes in the short-term and long-term debt balances at December 31, 2008, compared to December 31, 2007, are included in Note 5, “Long-Term Debt,” and Note 16, “Related Party Transactions.”

Total liabilities from risk management activities increased $22.7 million (398.3%) year-over-year, primarily due to changes in the fair values of the underlying derivative contracts.

Environmental remediation liabilities increased $16.8 million (19.9%) year-over-year, from $84.6 million at December 31, 2007, to $101.4 million at December 31, 2008.  See Note 8, "Commitments and Contingencies," for more information.

Pension and other postretirement benefit obligations increased $7.4 million (29.5%) year-over-year, primarily related to a decrease in the value of plan assets during 2008, which caused an increase in the unfunded status of the pension and other postretirement benefit plans.  See Note 9, "Employee Benefit Plans," for more information.

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

Operating Cash Flows

2008 Compared with 2007:

During the year ended December 31, 2008, net cash provided by operating activities was $12.2 million, compared with $7.0 million for the same period in 2007.  The $5.2 million year-over-year increase was driven by a $5.4 million increase in net income adjusted for non-cash items, primarily related to an increase in deferred income taxes.

2007 Compared with 2006:

Cash provided by operating activities decreased $15.3 million, from $22.3 million for the fiscal year ended September 30, 2006, to $7.0 million for the year ended December 31, 2007, primarily due to unfavorable net changes in working capital.

Transition Period Ended December 31, 2006, Compared with Quarter Ended December 31, 2005:

Cash used for operating activities was $8.3 million for the transition period ended December 31, 2006, compared with $9.1 million during the quarter ended December 31, 2005.  The $0.8 million period-over-period decrease in cash used for operating activities was primarily due to favorable net changes in working capital.

Investing Cash Flows

2008 Compared with 2007:

Net cash used for investing activities increased $0.1 million, from $9.7 million during the year ended December 31, 2007, to $9.8 million during the year ended December 31, 2008, primarily due to a $0.3 million year-over-year increase in capital spending, partially offset by a $0.2 million increase in notes receivable from related parties.

2007 Compared with 2006:

Net cash used for investing activities increased $0.7 million, from $9.0 million for the fiscal year ended September 30, 2006, to $9.7 million for the year ended December 31, 2007, due to an increase in notes receivable from related parties of $0.4 million in the fiscal year ended September 30, 2006, and an increase in capital spending in 2007.

Transition Period Ended December 31, 2006, Compared with Quarter Ended December 31, 2005:

Net cash used for investing activities for the transition period ended December 31, 2006 was $1.7 million, as compared to $2.1 million for the quarter ended December 31, 2005.  The $0.4 million period-over-period decrease was primarily due to a decrease in capital spending.

Capital Expenditures

Capital expenditures for the years ended December 31, 2008, and 2007, and for the fiscal year ended September 30, 2006 were $10.0 million, $9.7 million, and $9.4 million, respectively.  Capital expenditures for the transition period ended December 31, 2006, were $1.6 million and for the quarter ended December 31, 2005, were $2.1 million.

Financing Cash Flows

2008 Compared with 2007:

Net cash used for financing activities was $2.3 million during the year ended December 31, 2008, compared with net cash provided by financing activities of $2.6 million for the same period in 2007.  The $4.9 million year-over-year change was primarily due to the repayment in 2008 of an $11.9 million related party loan entered into with PGL in 2007, partially offset by a $9.0 million related party loan with PEC obtained in 2008, the issuance of $6.5 million of First Mortgage Bonds in November 2008, and a year-over-year reduction in dividends paid on common stock.  The repayment of related party loans was made possible by a year-over-year increase in cash provided by operating activities.

2007 Compared with 2006:

Net cash provided by financing activities was $2.6 million for the year ended December 31, 2007, compared with net cash used for financing activities of $11.0 million for the fiscal year ended September 30, 2006.  The $13.6 million year-over-year change was primarily due to the increase in the related party note payable to PGL in 2007.

Transition Period Ended December 31, 2006, Compared with Quarter Ended December 31, 2005:

Net cash used for financing activities increased $4.6 million, from $1.9 million provided by financing activities for the quarter ended December 31, 2005, to $2.7 million used for financing activities for the transition period ended December 31, 2006, primarily due to the reduction in the related party note payable to PGL in 2006, partially offset by the impact in a reduction in dividends paid on common stock.

Significant Financing Activities

In November 2008, NSG issued $6.5 million of 7.0% five-year First Mortgage Bonds.  The net proceeds from the issuance of the first mortgage bonds were used for general corporate utility purposes.  The bonds were offered in a private placement and are not registered under the Securities Act of 1933.

Credit Ratings

The current credit ratings for NSG are listed in the table below.

	Standard & Poor's	Moody's
Issuer credit rating	A-	N/A
Senior secured debt	A	A1

Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independently of any other rating.

On November 25, 2008, Standard & Poor’s revised the outlook on NSG to negative from stable.  The revised outlook reflects pressure on the current credit ratings given Integrys Energy Group’s liquidity needs for its nonregulated business, as well as cash flow measures that have not met Standard & Poor’s expectations since the PEC merger.

On November 13, 2007, Standard & Poor's revised the outlook on NSG to stable from negative.  Standard & Poor’s outlook had been negative since February 21, 2007, as discussed below.  The revised outlook reflected Integrys Energy Group's progress to improve its financial position and business profiles since its one-notch downgrade on February 21, 2007.

On September 6, 2007, Standard & Poor's raised the senior secured debt for NSG one notch from A- to A.  The new rating was the result of a review and changes made to the collateral coverage requirements Standard and Poor's uses when assigning recovery ratings to United States Utility First Mortgage Bonds.

On February 21, 2007, Standard & Poor's affirmed all NSG ratings.  Standard & Poor's outlook for NSG was negative pending Integrys Energy Group’s successful integration of recent acquisitions.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of NSG as of December 31, 2008:

		Payments Due By Period
(Millions)	Total Amounts Committed	2009	2010-2011	2012 - 2013	2014 and Thereafter

Long-term debt principal and interest payments (1)	$114.7	$3.7	$7.5	$53.1	$50.4
Commodity purchase obligations (2)	76.4	14.7	24.0	22.4	15.3
Purchase orders (3)	3.2	3.2	-	-	-
Pension and other postretirementfunding obligations (4)	26.7	6.0	9.3	5.9	5.5
Total contractual cash obligations	$221.0	$27.6	$40.8	$81.4	$71.2

(1) Represents bonds issued by NSG.  NSG records all principal obligations on the balance sheet.
(2) The costs of commodity purchase obligations are expected to be recovered in future customer rates.
(3) Includes obligations related to normal business operations and construction obligations.
(4) Obligations for certain pension and postretirement benefit plans cannot be estimated beyond 2011.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $101.4 million at December 31, 2008, as the amount and timing of payments are uncertain.  See Note 8, "Commitments and Contingencies," for more information.  In addition, the table does not reflect any payments for the December 31, 2008 liability related to uncertain tax positions as the amount and timing of payments are uncertain.  See Note 7, "Income Taxes," for more information about this liability.

Capital Requirements

NSG makes large investments in capital assets.  Net construction expenditures are expected to be $35.1 million in the aggregate for the 2009 through 2011 period.  The largest of these expenditures relates to NSG’s natural gas pipe distribution system.  All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

NSG has the ability to borrow up to $50 million from PEC and to loan to or borrow from PGL up to $50 million.  As of December 31, 2008, NSG had a $9.0 million loan outstanding from PEC, no loans from PGL, and no loans to PGL.

NSG's indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock.  At December 31, 2008, such restrictions amounted to $6.9 million of NSG's total retained earnings of $77.4 million.  As of December 31, 2008, NSG was in compliance with all of the covenants under its credit facilities and other obligations.  For the period 2009 through 2011, NSG plans to use internally generated funds net of forecasted dividend payments and equity infusions to fund capital requirements.  NSG plans to maintain debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes NSG has adequate financial flexibility and resources to meet its future needs.

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

The recent volatility in global capital markets has led to a reduction in the current market value of NSG's share of long-term investments held in the pension benefit plan trusts sponsored by IBS and the other postretirement benefit plan trusts sponsored by PEC.  The recent decline in asset value of the plans will likely result in higher pension and other postretirement benefit expenses, and additional future funding requirements.

Reserve for Uncollectible Accounts

The reserve for uncollectible accounts reflects NSG's best estimate of probable losses on its accounts receivable balances.  The reserve is based on known troubled accounts, historical experience, and other currently available evidence.  Provisions for bad debt expense are affected by changes in various factors, including the impacts of the economy, natural gas prices, and weather.

The impact of higher natural gas prices and the declining economic environment on customers could cause more of NSG's accounts receivable to become uncollectible.  Higher levels of uncollectible balances from customers would negatively impact NSG's results of operations and could result in higher working capital requirements.

Decoupling

In the current political, economic, and regulatory environment, the focus on energy efficiency can lead to the implementation of decoupling mechanisms.  Decoupling was approved for residential and small commercial sales by the ICC on a four-year trial basis on February 5, 2008, and became effective on March 1, 2008.  Under decoupling, NSG is allowed to adjust rates going forward to recover or refund the difference between the actual and authorized margin impact of variations in volumes.  Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC's approval.  NSG is actively supporting the ICC's decision to approve decoupling.  See Note 14, "Regulatory Environment," for more information.

American Recovery and Reinvestment Act of 2009

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law.  ARRA contains various provisions intended to stimulate the economy.  NSG is currently evaluating the impacts of ARRA on its financial condition, results of operations and cash flows from operations.

CRITICAL ACCOUNTING POLICIES

The following accounting policies have been determined to be critical to the understanding of NSG's financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain.  NSG's management has discussed these critical accounting policies with its Board of Directors.

Receivables and Reserves

NSG accrues estimated amounts of revenue for services rendered but not yet billed.  Estimated unbilled revenues are calculated using a variety of factors based on customer class.  At December 31, 2008, and 2007, NSG's unbilled revenues were $30.9 million and $23.9 million, respectively.

The reserve for uncollectible accounts reflects NSG’s best estimates of probable losses on the accounts receivable balances.  The reserve is based on known troubled accounts, historical experience and other currently available evidence.  Provisions for bad debt expense are affected by changes in various factors, including the impacts of the economy, natural gas prices, and weather.  Each quarter, NSG evaluates the adequacy of the reserve for uncollectible accounts based on the most currently available information, and adjusts the reserve for changes in estimated probable accounts receivable losses.  At December 31, 2008 and 2007, NSG's reserve for uncollectible accounts was $1.7 million and $2.0 million, respectively.

Pension and Other Postretirement Benefits

The costs of providing non-contributory defined benefit pension benefits and other postretirement benefits, described in Note 9, "Employee Benefit Plans," are dependent upon numerous factors resulting from actual plan experience and assumptions regarding future experience.

Pension and other postretirement benefit costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to the plans, and earnings on plan assets.  Pension and other postretirement benefit costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, discount rates used in determining the projected pension and other postretirement benefit obligations and costs, and health care cost trends.  Changes made to the plan provisions may also impact current and future pension and other postretirement benefit costs.

The pension and other postretirement benefit plan assets are primarily made up of equity and fixed income investments.  Fluctuations in actual equity and fixed income market returns, as well as changes in general interest rates, may result in increased or decreased benefit costs in future periods.  Management believes that such changes in costs would be recovered through the ratemaking process.

The following chart shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported annual pension cost on the income statement.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2008 Pension Cost
Discount rate	(0.5)	$1.2	$0.1
Discount rate	0.5	(1.1)	(0.1)
Rate of return on plan assets	(0.5)	N/A	0.1
Rate of return on plan assets	0.5	N/A	(0.1)

The following chart shows how a given change in certain actuarial assumptions would impact the accumulated other postretirement benefit obligation and the reported annual other postretirement benefit cost on the income statement.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2008 Postretirement Benefit Cost
Discount rate	(0.5)	$0.8	$0.1
Discount rate	0.5	(0.7)	(0.1)
Health care cost trend rate	(1.0)	(1.5)	(0.3)
Health care cost trend rate	1.0	1.7	0.4
Rate of return on plan assets	(0.5)	N/A	-
Rate of return on plan assets	0.5	N/A	-

An interest rate yield curve was developed to enable judgments to be made pursuant to Emerging Issues Task Force Topic No. D-36, “Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions.” The yield curve is comprised of non-callable (or callable with make-whole provisions), high-quality corporate bonds with maturities between 0 and 30 years.  The included bonds are generally rated by Moody’s as Aaa and Aa with a minimum amount outstanding of $50 million.  The expected annual benefit cash flows are discounted for each of the pension and retiree welfare plans using this yield curve, and a single-point discount rate is developed matching each plan’s expected payout structure.

The expected return on asset assumption is based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return was 8.50% in 2008 and 2007, and 8.75% in 2006.  For 2008, 2007, and 2006, the actual rates of return on pension plan assets, net of fees, were (27.5%), 7.3%, and 13.3%, respectively.

The determination of expected return on qualified plan assets is based on a market-related valuation of assets, which reduces year-to-year volatility.  Cumulative gains and losses in excess of 10% of the greater of the pension benefit obligation or market-related value are amortized over the average remaining future service to expected retirement ages.  The difference between the expected return and the actual return on plan assets is recognized over a five-year period for purposes of calculating benefit cost.  In addition, the expected return on plan assets, which is a component of cost, is applied to the market related value of plan assets.  Because of this method, the future value of assets used in the cost calculations will be impacted as previously deferred gains or losses are included in market related value.

In selecting assumed health care cost trend rates, past performance and forecasts of health care costs are considered.  More information on health care cost trend rates can be found in Note 9, "Employee Benefit Plans."

Additionally, when an employee retires and takes his/her retirement benefit as a lump sum, a settlement amount under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” is calculated representing a portion of unrecognized gains and losses.  NSG’s accounting policy is to record the effects of the settlements in the current period instead of amortizing the actuarial differences over the expected average service life of the remaining participants.  Both methods are acceptable under generally accepted accounting principles.  Therefore, the timing of retirements can have an effect on the amount recorded in any given year.  See Note 9, “Employee Benefit Plans,” for current year amounts.

For a table showing future payments that NSG expects to make for pension and other postretirement benefits, see Note 9, "Employee Benefit Plans."

Regulatory Accounting

NSG’s natural gas utility segment follows SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by the ICC.  Future recovery of regulatory assets is not assured, and is generally subject to review by the ICC in rate proceedings for matters such as prudence and reasonableness.  Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings, and the status of any pending or potential deregulation legislation.  Once approved, the regulatory assets and liabilities are amortized into income over the rate recovery period.  If recovery of costs is not approved or is no longer deemed probable, these regulatory assets or liabilities are recognized in current period income.

If all or a separable portion of the utility operations no longer remain subject to the provisions of SFAS No. 71, we would discontinue its application as defined under SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuation of Application of SFAS No. 71.”  Assets and liabilities recognized solely due to the actions of rate regulation would no longer be recognized on the balance sheet, but rather would be classified as an extraordinary item in income for the period in which the discontinuation occurred.  A write-off of all of NSG’s regulatory assets and regulatory liabilities at December 31, 2008, would result in a 33.2% decrease in total assets and a 2.6% decrease in total liabilities.  See Note 4, “Regulatory Assets and Liabilities,” for more information.

Environmental Activities Relating to Former Manufactured Gas Plant Sites

NSG, its predecessors, and certain former affiliates operated facilities in the past at multiple manufactured gas plant sites for the purpose of manufacturing gas and storing manufactured gas.  NSG is accruing and deferring the costs incurred in connection with environmental activities at the manufactured gas plant sites pending recovery through rates or from other entities.  The amounts deferred include costs incurred but not yet recovered through rates and management’s best estimates of the costs that NSG will incur in investigating and remediating the manufactured gas plant sites.  Management’s estimates are based upon a probabilistic model and an ongoing review by management of future investigative and remedial costs.

Management considers this policy critical due to the substantial uncertainty in the estimation of future costs with respect to the amount and timing of costs, and the extent of recovery from other potential responsible parties.  See Note 8, “Commitments and Contingencies,” for further discussion of environmental matters.

Tax Provision

As part of the process of preparing our Financial Statements, we are required to estimate our income taxes for each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our Balance Sheets.  We must also assess the likelihood that our deferred tax assets will be recovered through future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance, which is offset by an adjustment to income tax expense in the income statement.  The interpretation of tax laws involves uncertainty, since tax authorities may interpret them differently.  In 2007, we adopted the provisions of FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109."  As allowed under Interpretation No. 48, NSG elected to change its method of accounting to record interest and penalties paid on income tax obligations as a component of income tax expense.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.  The assumptions involved are supported by historical data, reasonable projections, and technical interpretations of applicable tax law and regulation across multiple taxing jurisdictions.  Significant changes in these assumptions could have a material impact on our financial condition and results of operations.  See Note 1(k), “Summary of Significant Accounting Policies – Income Taxes,” and Note 7, “Income Taxes,” for a discussion of accounting for income taxes.

IMPACT OF INFLATION

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and report operating results in terms of historic cost.  The statements provide a reasonable, objective, and quantifiable statement of financial results, but they do not evaluate the impact of inflation.  To the extent we are not recovering the effects of inflation, we will file rate cases as necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NSG currently funds liabilities related to employee benefits through various external trust funds, resulting in exposure to equity return and principal preservation risk.  The trust funds are managed by numerous investment managers and hold investments in debt and equity securities.  Changes in the market value of these investments can have an impact on the future expenses related to these liabilities.  Declines in the equity markets or declines in interest rates may result in increased future costs for the plans and possible future required contributions for the pension plans.  The trust fund portfolio is monitored by benchmarking the performance of the investments against certain security indices.  The employee benefit costs are recovered in customers' rates, mitigating the equity return and principal preservation risk on these exposures.  During 2008, Integrys Energy Group closed its qualified pension plan to NSG's new hires, reducing NSG's future exposure to equity return and principal preservation risk.

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

NSG's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2008, NSG's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of NSG's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by NSG's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit NSG to provide only management's report in this annual report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

B. STATEMENTS OF INCOME

			Transition
	Year Ended	Year Ended	Period Ended	Year Ended
	December 31,	December 31,	December 31,	September 30,
(Millions)	2008	2007	2006	2006

Natural gas operating revenues	$312.9	$271.0	$73.5	$285.1

Natural gas purchased for resale	240.6	205.2	54.6	220.3
Operating and maintenance expense	49.1	39.3	9.0	39.5
Natural gas charge settlement	-	2.0	-	4.3
Depreciation and amortization expense	6.6	6.0	1.5	5.7
Taxes other than income taxes	2.1	2.4	0.5	2.0
Operating income	14.5	16.1	7.9	13.3

Miscellaneous income	0.8	1.2	0.2	1.3
Interest expense	(4.2)	(4.2)	(1.1)	(4.1)
Other expense	(3.4)	(3.0)	(0.9)	(2.8)

Income before taxes	11.1	13.1	7.0	10.5
Provision for income taxes	4.1	5.2	2.6	3.8
Net income	$7.0	$7.9	$4.4	$6.7

The accompanying notes to NSG's financial statements are an integral part of these statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C. BALANCE SHEETS

	December 31	December 31
(Millions)	2008	2007

Assets
Cash and cash equivalents	$0.1	$-
Accounts receivable and accrued unbilled revenues, net of reserves of $1.7 and $2.0, respectively	63.5	50.2
Receivables from related parties	-	2.3
Natural gas in storage, primarily at LIFO	8.8	8.9
Assets from risk management activities	1.8	2.0
Regulatory assets	32.3	9.8
Other current assets	1.6	2.0
Current assets	108.1	75.2

Property, plant, and equipment, net of accumulated depreciation of $160.2 and $154.2, respectively	245.8	244.8
Regulatory assets	128.3	101.7
Other	1.4	3.2
Total assets	$483.6	$424.9

Liabilities and Shareholder's Equity
Accounts payable	$26.6	$25.8
Payables to related parties	6.7	7.3
Notes payable to related parties	9.0	11.9
Liabilities from risk management activities	26.7	5.7
Accrued taxes	6.1	2.5
Customer credit balances	6.5	8.1
Regulatory liabilities	8.1	8.9
Other current liabilities	7.8	5.6
Current liabilities	97.5	75.8

Long-term debt	75.3	69.0
Deferred income taxes	41.0	39.0
Environmental remediation liabilities	101.4	84.6
Pension and other postretirement benefit obligations	32.5	25.1
Asset retirement obligations	24.2	23.0
Other	9.6	7.0
Long-term liabilities	284.0	247.7

Commitments and contingencies

Common stock - without par value, 5,000,000 shares authorized; 3,625,887 shares issued and outstanding	24.8	24.8
Retained earnings	77.4	76.7
Accumulated other comprehensive loss	(0.1)	(0.1)
Total liabilities and shareholder's equity	$483.6	$424.9

The accompanying notes to NSG's financial statements are an integral part of these statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D. STATEMENTS OF CAPITALIZATION

			December 31	December 31
(Millions, except share amounts)			2008	2007

Common stock equity
Common stock, without par value, 5,000,000 shares authorized, 3,625,887 shares outstanding			$24.8	$24.8
Accumulated other comprehensive loss			(0.1)	(0.1)
Retained earnings			77.4	76.7
Total common stock equity			102.1	101.4

Long-term debt
First Mortgage Bonds
Series		Year Due
M	5.000%	2028	28.8	29.0
N-2	4.625%	2013	40.0	40.0
O	7.000%	2013	6.5	-
Total long-term debt			75.3	69.0
Total capitalization			$177.4	$170.4

The accompanying notes to NSG's financial statements are an integral part of these statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E. STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

					Accumulated Other Comprehensive
					Income (Loss)
	Comprehensive		Common	Retained	Cash Flow	Minimum Pension
(Millions)	Income	Total	Stock	Earnings	Hedges	Liability

Balance at September 30, 2005		$103.0	$24.8	$80.6	$(0.2)	$(2.2)
Net income	$6.7	6.7		6.7
Other comprehensive income - minimum pension liability (net of tax of $1.5)	2.2	2.2				2.2
Comprehensive income	8.9
Dividends on common stock		(11.0)		(11.0)

Balance at September 30, 2006		$100.9	$24.8	$76.3	$(0.2)	$-
Net income	$4.4	4.4		4.4
Dividends on common stock		(2.5)		(2.5)

Balance at December 31, 2006		$102.8	$24.8	$78.2	$(0.2)	$-
Net income	$7.9	7.9		7.9
Other comprehensive income - net unrealized gain on cash flow hedges (net of tax of $0.1)	0.1	0.1			0.1
Comprehensive income	8.0
Dividends on common stock		(9.4)		(9.4)

Balance at December 31, 2007		$101.4	$24.8	$76.7	$(0.1)	$-
Net income	$7.0	7.0		7.0
Effects of changing pension plan measurement date pursuant to SFAS No. 158		(0.6)		(0.6)
Dividends on common stock		(5.7)		(5.7)

Balance at December 31, 2008		$102.1	$24.8	$77.4	$(0.1)	$-

The accompanying notes to NSG's financial statements are an integral part of these statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
F. STATEMENTS OF CASH FLOWS

			Transition
	Year Ended	Year Ended	Period Ended	Year Ended
	December 31,	December 31,	December 31,	September 30,
(Millions)	2008	2007	2006	2006

Operating Activities:
Net income	$7.0	$7.9	$4.4	$6.7
Adjustments to reconcile net income to cash provided by (used for) operations:
Depreciation and amortization expense	6.6	6.0	1.5	5.7
Bad debt expense	2.3	2.1	0.3	1.6
Deferred income taxes and investment tax credits, net	4.3	(1.3)	-	3.4
Pension and other postretirement expense	4.1	4.2	0.9	4.8
Pension and other postretirement funding	(1.3)	(0.1)	-	(2.0)
Natural gas charge settlement	-	1.6	-	-
Other, net	0.2	(2.6)	1.2	0.9
Net changes in:
Accounts receivable and accrued unbilled revenues	(12.8)	(11.5)	(27.4)	2.5
Natural gas in storage	0.1	1.1	11.7	(7.5)
Other current assets	(0.1)	6.5	(8.6)	11.7
Accounts payable	(0.1)	4.3	5.1	(5.5)
Accrued taxes	3.6	(6.1)	3.6	(4.2)
Other current liabilities	(1.7)	(5.1)	(1.0)	4.2
Net cash provided by (used for) operating activities	12.2	7.0	(8.3)	22.3

Investing Activities:
Capital expenditures	(10.0)	(9.7)	(1.6)	(9.4)
Notes receivable from related parties	0.2	-	(0.1)	0.4
Net cash used for investing activities	(9.8)	(9.7)	(1.7)	(9.0)

Financing Activities:
Notes payable to related parties	(2.9)	11.9	-	-
Issuance of long-term debt	6.5	-	-	-
Retirement of long-term debt	(0.2)	-	(0.2)	-
Dividends to parent	(5.7)	(9.3)	(2.5)	(11.0)
Net cash provided by (used for) financing activities	(2.3)	2.6	(2.7)	(11.0)

Net increase (decrease) in cash and cash equivalents	0.1	(0.1)	(12.7)	2.3
Cash and cash equivalents at beginning of period	-	0.1	12.8	10.5
Cash and cash equivalents at end of period	$0.1	$-	$0.1	$12.8

The accompanying notes to NSG's financial statements are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

G.  NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Nature of Operations-- NSG is a regulated natural gas utility, which purchases, stores, distributes, sells, and transports natural gas to about 158,000 customers in 54 communities in the northern suburbs of Chicago.  NSG is subject to the jurisdiction of and regulation by the ICC, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois.

 (b)           Use of Estimates--We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  We make estimates and assumptions that affect assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates.

(c)           Cash and Cash Equivalents--Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the NSG Statements of Cash Flows:

	Year Ended December 31,	Year Ended December 31,	Transition Period Ended December 31,	Year Ended September 30,
(Millions)	2008	2007	2006	2006
Cash paid for interest	$3.8	$3.8	$1.8	$3.6
Cash paid (received) for income taxes	(3.2)	12.3	0.5	3.9

(d)           Revenue and Customer Receivables-- Revenues are recognized on the accrual basis and include estimated amounts for natural gas services provided but not billed.  At December 31, 2008, and 2007, NSG's unbilled revenues were $30.9 million and $23.9 million, respectively.  Currently there are no customers or industries that account for more than 10% of NSG's revenues.

The costs of natural gas prudently incurred by NSG are recovered from customers under a one-for-one recovery mechanism, which provides for subsequent adjustments to rates for all changes in natural gas costs.

NSG is required to provide service and grant credit to customers within its service territories.  NSG continually reviews its customers’ credit-worthiness and obtains or refunds deposits accordingly.  NSG is precluded from discontinuing service to residential customers during December through March when the weather forecast includes temperatures of 32 degrees or lower.

NSG presents revenues net of pass-through taxes on the Statements of Income.

(e)           Inventories--NSG prices storage injections, except for liquid propane, at the calendar year average of the costs of natural gas supply purchased.  Withdrawals from storage, except for liquid propane, are priced on the LIFO cost method.  NSG accounts for liquid propane inventory using the average cost method.  The estimated replacement cost of natural gas in inventory exclusive of the liquid propane for NSG at December 31, 2008, and December 31, 2007, exceeded the LIFO cost by approximately $31.7 million and $42.8 million, respectively.  In calculating these replacement amounts, NSG used a Chicago city-gate natural gas price per dekatherm of $5.80 at December 31, 2008, and $7.33 at December 31, 2007.

(f)       Risk Management Activities--As part of its regular operations, NSG enters into contracts, including options, forwards, swaps, and other contractual commitments, to manage changes in commodity prices, which are described more fully in Note 2, "Risk Management Activities."

NSG accounts for derivative instruments pursuant to SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended and interpreted.  Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception. NSG's tariffs allow for full recovery from its customers of prudently incurred natural gas supply costs, including gains or losses on these derivative instruments.  Therefore, under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," these unrealized derivative gains or losses are recorded as regulatory assets or liabilities.

FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," as amended, provides the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  NSG has elected to present these items on a net basis in its Balance Sheets.

(g)           Property, Plant, and Equipment--Utility plant is stated at the original cost of construction, including an allowance for funds used during construction.  The costs of renewals and betterments of units of property (as distinguished from minor items of property) are capitalized as additions to the utility plant accounts.  Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units.  Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are considered operating expenses.  NSG charges the cost of units of property retired, sold, or otherwise disposed of to the accumulated provision for depreciation and records the cost of removal, less salvage value, associated with the retirement to depreciation expense.

NSG records straight-line depreciation expense over the estimated useful life of utility property, using depreciation rates as approved by the ICC.  Annual utility composite depreciation rates for NSG were 1.8%, 1.9%, 1.9%, and 1.8% for calendar years 2008 and 2007, the transition period-ended December 31, 2006, and the fiscal year ended September 30, 2006, respectively.  These depreciation rates include removal costs that are charged to depreciation expense as incurred.

See Note 3, "Property, Plant, and Equipment," for details regarding NSG's property, plant, and equipment balances.

(h)           Regulatory Assets and Liabilities--NSG’s utility operations are subject to the provisions of SFAS No. 71.  Regulatory assets represent probable future revenue associated with certain costs or liabilities that have been deferred and are expected to be recovered from customers through the ratemaking process.  Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts collected in rates for future costs.  If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to expense in the year the determination is made.  See Note 4, "Regulatory Assets and Liabilities," for more information.

(i)           Retirement of Debt-- Any call premiums or unamortized expenses associated with refinancing utility debt obligations are amortized consistent with regulatory treatment of those items.  Any gains or losses resulting from the retirement of utility debt that is not refinanced are amortized over the remaining life of the original debt.

(j)           Asset Retirement Obligations--NSG applies SFAS No. 143, "Accounting for Asset Retirement Obligations," and FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations."  Under these accounting standards, NSG recognizes legal obligations at fair value associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development, and/or normal operation of the assets.  A liability is recorded for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown.  The asset retirement obligations are accreted using a credit-adjusted risk-free interest rate commensurate with the expected settlement dates of the asset retirement obligations; this rate is determined at the date the obligation is incurred.  The associated retirement costs are capitalized as part of the related long-lived assets and are depreciated over the useful lives of the assets.  See Note 6, "Asset Retirement Obligations," for more information.

(k)           Income Taxes-- NSG accounts for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes."  Under this method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements.  Due to the effects of the regulation of NSG, certain adjustments made to defer income taxes are, in turn, recorded as regulatory assets or liabilities.

NSG adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FAS 109," on January 1, 2007.  As a result of the implementation of Interpretation No. 48, NSG recognized $0.1 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007, balance of retained earnings.

For investment tax credits generated by NSG, the ICC reduces our future rates over the lives of the property to which the tax credits relate; accordingly, NSG defers the investment tax credits in the year its taxes payable are reduced, and NSG reduces income tax expense over the useful lives of the related property.

NSG is included in the consolidated United States income tax return filed by Integrys Energy Group.  NSG is party to a tax allocation arrangement with Integrys Energy Group and its subsidiaries under which each entity determines its income tax provision on a separate company basis.  NSG settles the intercompany liabilities at the time that payments are made to the applicable taxing authority.  At December 31, 2008, there were no significant intercompany payables or receivables for income taxes.

For information regarding NSG's accounting for income taxes, see Note 7, "Income Taxes."

l)           Employee Benefits--The costs of pension and other postretirement benefits are expensed over the period during which the employees render service.  The transition obligation related to the other postretirement plans is being recognized over a 20-year period beginning in 1993.  In computing the expected return on plan assets, a market related value of plan assets is used that recognizes differences between actual investment returns and the expected return on plan assets over the subsequent five years.  NSG’s regulators allow recovery in rates for the net periodic benefit cost calculated under GAAP.

NSG adopted the change in measurement date transition requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)," effective January 1, 2008, by remeasuring plan assets and benefit obligations as of that date.  Previously, NSG used a September 30 measurement date for its defined pension and other postretirement plans.  As a result of the change in measurement date, a $1.0 million pre-tax reduction to retained earnings was recognized on January 1, 2008.  SFAS No. 158 also requires employers to recognize a defined benefit postretirement plan's funded status in the balance sheet, and recognize changes in the plan's funded status in comprehensive income in the year in which the changes occur.  NSG records changes in the funded status to regulatory asset or liability accounts, pursuant to SFAS No. 71.

NSG accounts for its participation in benefit plans sponsored by IBS and PEC as multiple employer plans.  Under affiliate agreements, NSG is responsible for its share of plan obligations and is entitled to its share of plan assets; accordingly, NSG accounts for its pro rata share of the IBS and PEC plans as its own plans.

For additional information on NSG's employee benefits, see Note 9, "Employee Benefit Plans."

(m)           Fair Value--Effective January 1, 2008, NSG adopted SFAS No. 157, "Fair Value Measurements."  This standard defines fair value and requires enhanced disclosures about assets and liabilities carried at fair value.  As of December 31, 2008, these additional disclosures are required only for financial assets and liabilities measured at fair value and for nonfinancial assets and liabilities measured at fair value on a recurring basis, following the guidance in FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157."  These disclosures can be found in Note 12, "Fair Value."

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

(n)           New Accounting Pronouncements--In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133."  SFAS No. 161 requires enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for NSG for the reporting period ending March 31, 2009, and will result in expanded disclosures for derivative instruments.

FASB Staff Position (FSP) No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," was issued in December 2008.  This FSP amends SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," and requires additional disclosures about plan assets.  These disclosures include: a description of investment policies and strategies, disclosures of the fair value of each major category of plan assets, information about the fair value measurements of plan assets, and disclosures about significant concentrations of risk in plan assets.  This FSP is effective for NSG for the reporting period ending December 31, 2009, and will result in expanded disclosures related to postretirement benefit plan assets.

NOTE 2--RISK MANAGEMENT ACTIVITIES

The following table shows NSG's assets and liabilities from risk management activities as of December 31, 2008, and December 31, 2007:

	Assets		Liabilities
(Millions)	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Commodity contracts	$1.8	$2.1	$28.4	$5.7
Balance Sheet Presentation
Current	$1.8	$2.0	$26.7	$5.7
Other long-term	-	0.1	1.7	-
Total	$1.8	$2.1	$28.4	$5.7

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

The derivatives listed in the above table as "commodity contracts" include natural gas purchase contracts as well as financial derivative contracts (commodity swaps and options) used to manage volatility in natural gas supply costs.

At December 31, 2008 and 2007, the cash collateral amounts that were netted against the related derivative positions were insignificant.

NOTE 3--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment in service at December 31 consisted of the following utility assets:

(Millions)	2008	2007
Total utility plant	$405.7	$396.8
Less: Accumulated depreciation	160.2	154.2
Net	245.5	242.6
Construction work in progress	0.3	2.2
Total property, plant, and equipment	$245.8	$244.8

NOTE 4--REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected in NSG’s Balance Sheets as of December 31:

(Millions)	2008	2007

Regulatory assets
Environmental remediation costs (net of insurance recoveries)	$105.8	$87.6
Derivatives	28.2	5.0
Pension and other postretirement benefit related items	16.4	12.6
Asset retirement obligations	4.4	2.2
Rate case costs	2.1	-
Unamortized loss on debt	1.8	1.8
Costs to achieve merger synergies	1.5	1.6
Other	0.4	0.7
Total	$160.6	$111.5
Balance Sheet Presentation
Current	$32.3	$9.8
Long-term	128.3	101.7
Total	$160.6	$111.5

Regulatory liabilities
Gas costs refundable through rate adjustments	$6.5	$8.9
Income tax related items	1.7	2.0
Other	1.5	-
Total	$9.7	$10.9
Balance Sheet Presentation
Current	$8.1	$8.9
Long-term – included in other long-term liabilities	1.6	2.0
Total	$9.7	$10.9

NSG expects to recover its regulatory assets and incur future costs or refund its regulatory liabilities through rates charged to customers based on specific ratemaking decisions made by regulators over periods specified by the regulators or over the normal operating period of the assets and liabilities to which they relate.  Based on prior and current rate treatment for such costs, it is probable that NSG will continue to recover from customers the regulatory assets described above.

Certain regulatory assets do not result from cash expenditures, and therefore do not represent investments included in rate base or have offsetting liabilities that reduce the rate base of NSG.  Incremental environmental costs incurred and not yet recovered from customers and recoverable gas costs, which are generally recovered within one year, are not include in rate base.  However, NSG is allowed to recover a carrying cost for amounts spent but not yet collected from customers.  The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.  The regulatory asset related to rate case costs is authorized recovery over a five-year period.

See Note 1(f), ”Summary of Significant Accounting Policies--Risk Management Activities,” Note 8, “Commitments and Contingencies,” and Note 9, “Employee Benefit Plans,” for more information on some of the more significant regulatory assets and liabilities listed in the above table.

NOTE 5--LONG-TERM DEBT

See NSG's Statements of Capitalization for more information on NSG's long-term debt.

In November 2008, NSG issued $6.5 million of Series O, 7.0% 5-year First Mortgage Bonds due November 1, 2013.  The net proceeds from the issuance of the First Mortgage Bonds were used for general corporate utility purposes.  The First Mortgage Bonds were sold in a private placement and are not registered under the Securities Act of 1933.

NSG's First Mortgage Bonds are subject to the terms and conditions of NSG's First Mortgage Indenture dated April 1, 1955, as supplemented.  Under the terms of the Indenture, substantially all property owned by NSG is pledged as collateral for these outstanding debt securities.

NSG has utilized First Mortgage Bonds to secure tax exempt interest rates.  The Illinois Finance Authority has issued Tax Exempt Bonds, and the proceeds from the sale of these bonds were loaned to NSG.  In return, NSG issued equal principal amounts of collateralized Series M and Series N-2 First Mortgage Bonds.

At December 31, 2008, NSG was in compliance with all covenants relating to outstanding long-term debt and expects to be in compliance with all debt covenants for the foreseeable future.  NSG's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.  In addition, provisions and covenants restrict the payment of cash dividends and the purchase or redemption of capital stock.  At December 31, 2008, such restrictions amounted to $6.9 million of NSG’s total retained earnings of $77.4 million.

A schedule of all principal debt payment amounts, including bond maturities and early retirement payments is as follows:

Year ending December 31
(Millions)
2009	$-
2010	-
2011	-
2012	-
2013	46.5
Later years	28.8
Total payments	$75.3

NOTE 6--ASSET RETIREMENT OBLIGATIONS

NSG has asset retirement obligations primarily related to distribution pipe removal (including asbestos and PCBs in pipes), asbestos and PCBs in buildings, and removal of above ground storage tanks.  In accordance with SFAS No. 71, NSG establishes regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and FASB Interpretation No. 47, and the ratemaking practices for retirement costs authorized by the ICC.

Changes to Asset Retirement Obligation Liabilities

The following table describes changes to NSG's asset retirement obligations through December 31, 2008.

(Millions)
Asset retirement obligations at September 30, 2005	$-
Adoption of FIN 47	19.3
Asset retirement obligations at September 30, 2006	19.3
Accretion	0.2
Asset retirement obligations at December 31, 2006	19.5
Accretion	1.2
Additions and revisions to estimated cash flows	2.3
Asset retirement obligations at December 31, 2007	23.0
Accretion	1.2
Asset retirement obligations at December 31, 2008	$24.2

NOTE 7--INCOME TAXES

Deferred Tax Assets and Liabilities

Certain temporary book to tax differences, for which the offsetting amount is recorded as a regulatory asset or liability, are presented in the table below as net amounts, consistent with regulatory treatment.  The principal components of our deferred tax assets and liabilities recognized in the Balance Sheets as of December 31 are as follows:

(Millions)	2008	2007

Deferred tax assets:
Employee benefits	$7.8	$5.7
Other	2.0	3.0
Total deferred tax assets	$9.8	$8.7

Deferred tax liabilities:
Plant related	$48.4	$45.3
Regulatory deferrals	4.0	1.7
Total deferred tax liabilities	$52.4	$47.0

Balance Sheet Presentation:
Current deferred tax assets – included in other current assets	$-	$0.7
Current deferred tax liabilities – included in other current liabilities	1.6	-
Long-term deferred tax liabilities	41.0	39.0
Net deferred tax liabilities	$42.6	$38.3

Federal Income Tax Expense

The following table presents a reconciliation of federal income taxes to the provision for income taxes reported in the Statements of Income for the periods ended December 31.  The taxes are calculated by multiplying the statutory federal income tax rate by book income before federal income tax.

(Millions, except for percentages)	2008		2007		Transition Period Ended December 31, 2006		Year Ended September 30, 2006
	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$3.9	35.0%	$4.6	35.0%	$2.4	35.0%	$3.7
State income taxes, net	4.3	0.5	4.5	0.6	4.6%	0.3	4.7	0.5
Unrecognized tax benefits	0.5	0.1	2.3	0.3	-	-	-	-
Other differences, net	(2.9)	(0.4)	(2.1)	(0.3)	(2.5)	(0.1)	(3.5)	(0.4)
Effective income tax	36.9%	$4.1	39.7%	$5.2	37.1%	$2.6	36.2%	$3.8

Current provision
Federal		$(0.1)		$3.9		$2.3		$0.7
State		-		2.3		0.3		(0.3)
Total current provision		(0.1)		6.2		2.6		0.4

Deferred provision		4.2		(1.3)		-		3.4
Unrecognized tax benefits		0.1		0.3		-		-
Investment tax credit restored		(0.1)		-		-		-
Total income tax expense		$4.1		$5.2		$2.6		$3.8

As the related temporary differences reverse, NSG is prospectively refunding taxes to customers for which deferred taxes were recorded in prior years at rates different than current rates.  The regulatory liability for these and other regulatory tax effects totaled $1.7 million and $1.9 million as of December 31, 2008, and 2007, respectively.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions)	2008	2007
Balance at January 1	$0.4	$0.1
Increase related to tax positions taken in prior years	0.4	0.1
Decrease related to tax positions taken in prior years	(0.4)	-
Increase related to tax positions taken in current year	-	0.2
Decrease related to settlements	(0.1)	-
Balance at December 31	$0.3	$0.4

NSG records penalties and accrued interest related to income taxes as a component of income tax expense.  NSG recognized no significant income or expense related to interest and penalties in 2008, and recognized expense of $0.1 million in 2007.  NSG had accrued interest and penalties related to uncertain tax positions of $0.1 million at December 31, 2008 and 2007 and at January 1, 2007.

At December 31, 2008, unrecognized tax benefits of $0.3 million could affect NSG's effective tax rate if recognized in subsequent periods.

NSG files income tax returns in the United States federal jurisdiction, and in various state and local jurisdictions, on a stand-alone basis or as part of Integrys Energy Group filings.

Integrys Energy Group has the following open examinations involving NSG:

•	IRS – PEC and consolidated subsidiaries have an open examination for the September 30, 2004 through December 31, 2006, tax years.
•	IRS – Integrys Energy Group and consolidated subsidiaries has an open examination for the 2006 and 2007 tax years along with the February 21, 2007, PEC short year.
•	Illinois Department of Revenue – PEC and combined subsidiaries have an open examination for the September 30, 2003, through December 31, 2006, tax years.

In the next 12 months, it is reasonably possible that NSG will settle its open examinations in multiple taxing jurisdictions related to tax years prior to 2006, resulting in a decrease in unrecognized tax benefits of as much as $0.3 million.

NOTE 8--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

As of December 31, 2008, NSG had obligations related to natural gas supply and transportation contracts with total estimated demand payments of $76.4 million through 2017.  NSG expects to recover these costs in future customer rates.  Additionally, NSG has contracts to sell natural gas to customers.

NSG also has commitments in the form of purchase orders issued to various vendors.  At December 31, 2008, these purchase orders totaled $3.2 million.

Environmental

Manufactured Gas Plant Remediation

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

NSG is addressing five manufactured gas plant sites, including one site described in more detail below.  Until July 2007, NSG was addressing four of the five sites under a program supervised by the Illinois Environmental Protection Agency (IEPA).  As discussed below, in July 2007, NSG transferred two of these four sites to a program administered by the EPA.  Investigations have been completed at all or portions of four of the five sites.  NSG has determined that cleanup is not required at one of these four sites.  Cleanups have not yet been completed at any of the other three sites.

The EPA has identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at the Waukegan Coke Plant Site, located in Waukegan, Illinois ("Waukegan Site").  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million (in the form of certain defined net worth levels which NSG has met).  The soil component of the remedial action was completed in August 2005.  The final design for the groundwater component of the remedial action has been completed, and construction of the groundwater treatment plant was completed in August 2008.  Operation of the groundwater treatment unit began in September 2008 and is expected to be up to full capacity during the first quarter of 2009.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action.

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

NSG estimated the future undiscounted investigation and cleanup costs for remaining work to be done at the Illinois manufactured gas plant sites it is addressing (namely, those being addressed by both the IEPA and the EPA) as of December 31, 2008, to be $101.4 million.  This estimate (1) takes into account the transfer of sites to the EPA, which allows for estimates with greater certainty for sediment cleanup and remediation of sites where access to the sites could not previously be obtained under the IEPA program; (2) is based on assumptions and calculation methodology consistent with that used by all Integrys Energy Group utilities in determining investigative and cleanup costs for manufactured gas plant sites; and (3) includes increased construction and operation costs at the Waukegan Site.  NSG may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations and any claims of natural resource damages.

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

NSG recorded a regulatory asset of $105.8 million, which is net of insurance recoveries received of $8.3 million, related to the recovery of both unrecovered expenditures and estimated future expenditures as of December 31, 2008.  Incurred costs are expensed in the Statements of Income in the same period they are billed to customers and recognized as revenues.

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

In March 28, 2006 orders, the ICC adopted a settlement agreement related to fiscal years 2001 through 2004 natural gas costs.  Under certain provisions of the settlement agreement, PEC agreed to provide the Illinois Attorney General (AG) and the City of Chicago (Chicago) up to $30.0 million for conservation and weatherization programs for which NSG may not seek rate recovery.  NSG also agreed to implement a reconnection program for customers identified as hardship cases on the date of the agreement.  Finally, NSG agreed to internal audits and an external audit of natural gas supply practices.

With respect to the conservation and weatherization funding, as of December 31, 2008, $1.4 million remained unpaid, of which $0.6 million was included in other current liabilities, and $0.8 million was included in other long-term liabilities.  Under the reconnection program, NSG reconnected customers who participated in the program and took other steps required by the agreement.  The AG and Chicago have indicated that they believe the terms of the reconnection program are broader than what NSG implemented.  Management continues to believe that it has fully complied with the reconnection program obligations of the settlement agreement.

Concerning the audit requirements, two of the five required annual internal audits have been completed.  An auditor hired by the ICC conducted the external audit, and the report was filed on April 10, 2008.  The report included 32 recommendations, none of which quantified natural gas costs that the auditor believed should not be recovered by NSG.  By March 31, 2009, NSG expects to complete its responses to the 25 recommendations it agreed to implement in a June 30, 2008 response to the audit.  The ICC staff has not filed a reply to NSG’s response.

The fiscal 2005 Gas Charge reconciliation case was initiated in November 2005.  The settlement of the prior fiscal years’ Gas Charge reconciliation proceedings did not affect this case.  The ICC issued its orders on January 16, 2008.  The natural gas cost disallowance was $1.0 million, which was an adjustment for transportation customers’ bank (storage) natural gas.  Pursuant to the ICC order, NSG refunded customers $1.1 million, including interest, during 2008.

The fiscal 2006 Gas Charge reconciliation case was initiated on November 21, 2006.  The ICC staff and interveners (the AG and the Citizens Utility Board, filing jointly) each filed testimony recommending a disallowance for a bank natural gas adjustment similar to that addressed in the fiscal 2005 Gas Charge reconciliation case, which NSG did not contest.  The amount recorded at NSG at December 31, 2008, related to the bank natural gas adjustment was not significant.  A hearing was held on December 11, 2008.  There were no contested issues, and the parties filed an agreed form of order in January 2009.

Class Action

In February 2004, a purported class action was filed in Cook County Circuit Court against NSG, PEC and PGL by customers of NSG and PGL, alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities’ fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  NSG and PGL have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On July 30, 2008, the plaintiffs filed a motion for class certification and PEC responded in opposition of this motion.  On October 31, 2008, PEC filed a motion for summary judgment.  At the plaintiffs’ request, their reply to PEC’s class certification response was postponed pending a decision on PEC’s summary judgment motion.

Builders Class Action

In June 2005, a purported class action was filed against NSG by Birchwood Builders, LLC in the Circuit Court of Cook County, Illinois alleging that NSG was fraudulently and improperly charging fees to customers with respect to utility connections, disconnections, reconnections, relocations, extensions of natural gas service pipes, extensions of distribution natural gas mains, and failing to return related customer deposits.  In November 2008, NSG entered into a settlement with the plaintiffs.  The settlement amount was not material to NSG.  The plaintiffs filed a motion to dismiss their appeal, which was granted by the appellate court on December 5, 2008.  This matter is now resolved.

NOTE 9--EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

On September 30, 2008, the PEC Service Annuity System was merged into the PEC Retirement Plan, which was then renamed the Integrys Energy Group Retirement Plan.  The merger of these pension plans had no effect on the level of plan benefits provided to participants or the management of plan assets.  NSG now participates in one non-contributory, qualified defined benefit pension plan, covering substantially all of NSG’s employees, as well as an unfunded, nonqualified retirement plan.  In addition, NSG offers multiple other postretirement benefits to employees.

Integrys Energy Group also currently offers medical, dental, and life insurance benefits to NSG employees and their dependents.  The costs of these benefits are expensed for active employees as incurred.

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.  During 2008, 2007, and 2006, a portion of each pension plan's projected benefit obligation was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits."

During the third quarter of 2007, NSG made a series of changes to certain of its retirement benefits.  Specifically, the changes included:

•	Closure of the defined benefit pension plans to non-union new hires, effective January 1, 2008;
•	A freeze in defined benefit pension service accruals for non-union employees, effective January 1, 2013;
•	A freeze in compensation amounts used for determining defined benefit pension amounts for non-union employees, effective January 1, 2018;
•
Revised eligibility requirements for retiree medical benefits for employees hired on or after January 1, 2008, and the introduction of an annual premium reduction credit for employees eligible to retire after December 31, 2012; and

•
Closure of the retiree dental and life benefit programs to all new hires, effective January 1, 2008, and elimination of these benefits for any existing employees who are not eligible to retire before December 31, 2012.

As a result of the changes described above, NSG remeasured certain of its pension and other postretirement benefit obligations as of August 1, 2007, and reflected the remeasurement on November 1, 2007, as it had not yet adopted the measurement date provisions of SFAS No. 158 which became effective January 1, 2008.  The curtailment gains and losses recognized as a result of the plan design changes are included in the tables below.

Effective July 1, 2008, the defined benefit pension plans were closed to union new hires.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets during 2008 and 2007.

	Pension Benefits		Other Benefits
(Millions)	2008	2007	2008	2007
Reconciliation of benefit obligation
Obligation at beginning of measurement period	$28.3	$28.6	$14.6	$12.6
Service cost	1.2	1.3	0.9	0.7
Interest cost	1.8	1.6	0.9	0.8
Participant contributions	-	-	0.2	0.7
Plan curtailments	-	(0.8)	-	(0.1)
Transfers to affiliates	(0.1)	(0.2)	-	-
Actuarial (gain) loss, net	(1.1)	0.4	(0.5)	1.0
Benefit payments	(2.6)	(2.6)	(0.9)	(1.2)
Federal subsidy on benefits paid	-	-	0.1	0.1
Elimination of early measurement period	0.5	-	0.2	-
Obligation at end of measurement period	$28.0	$28.3	$15.5	$14.6

	Pension Benefits		Other Benefits
(Millions)	2008	2007	2008	2007
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of measurement period	$15.7	$16.4	$2.4	$2.3
Actual return on plan assets	(4.0)	2.1	(0.5)	0.5
Employer contributions	1.0	-	0.3	0.1
Transfers to affiliates	(0.1)	(0.2)	-	-
Participant contributions	-	-	0.2	0.7
Benefit payments	(2.6)	(2.6)	(0.9)	(1.2)
Elimination of early measurement period	(0.4)	-	(0.1)	-
Fair value of plan assets at end of measurement period	$9.6	$15.7	$1.4	$2.4

Amounts recognized in NSG’s Balance Sheets at December 31 related to the funded status of the benefit plans consisted of:

	Pension Benefits		Other Benefits
(Millions)	2008	2007	2008	2007
Noncurrent liabilities	$18.4	$12.6	$14.1	$12.2

The accumulated benefit obligation for all defined benefit pension plans was $21.9 million and $22.6 million at December 31, 2008, and 2007, respectively.  Information for pension plans with an accumulated benefit obligation in excess of plan assets is presented in the following table.

	December 31,
(Millions)	2008	2007
Projected benefit obligation	$28.0	$28.3
Accumulated benefit obligation	21.9	22.6
Fair value of plan assets	9.6	15.7

The following table shows the amounts that had not yet been recognized in NSG's net periodic benefit cost as of December 31.

	Pension Benefits		Other Benefits
(Millions)	2008	2007	2008	2007
Regulatory assets
Net actuarial loss	$11.7	$7.6	$2.4	$2.3
Prior service costs	1.7	1.9	-	-
Transition obligation	-	-	0.6	0.8
Total	$13.4	$9.5	$3.0	$3.1

The estimated net loss and prior service cost for defined benefit pension plans that will be amortized as a component of net periodic benefit cost during 2009 are $0.2 million and $0.2 million, respectively.  The estimated net loss and transition obligation for other postretirement benefit plans that will be amortized as a component of net periodic benefit cost during 2009 are $0.1 million and $0.1 million, respectively.

The components of the net periodic benefit cost recorded for NSG’s employees are shown in the following tables:

	Pension Benefits
(Millions)	Year Ended December 31, 2008	Year Ended December 31, 2007	Transition Period Ended December 31, 2006	Year Ended September 30, 2006
Service cost	$1.2	$1.3	$0.3	$1.5
Interest cost	1.8	1.7	0.4	1.6
Expected return on plan assets	(1.2)	(1.2)	(0.3)	(1.3)
Amortization of prior service cost	0.2	0.2	-	0.2
Amortization of net actuarial loss	0.1	0.3	0.1	0.6
Net periodic benefit cost	2.1	2.3	0.5	2.6
Effects of lump sum settlements upon retirement	0.2	0.3	-	0.8
Net benefit cost	$2.3	$2.6	$0.5	$3.4

	Other Benefits
(Millions)	Year Ended December 31, 2008	Year Ended December 31, 2007	Transition Period Ended December 31, 2006	Year Ended September 30, 2006
Service cost	$0.8	$0.8	$0.2	$0.6
Interest cost	0.9	0.8	0.2	0.6
Expected return on plan assets	(0.1)	(0.2)	-	(0.1)
Amortization of transition obligation	0.1	0.1	-	0.1
Amortization of net actuarial loss	0.1	0.1	-	0.2
Net periodic benefit cost	$1.8	$1.6	$0.4	$1.4

Assumptions – Pension and Other Postretirement Benefit Plans

The weighted-average assumptions used at December 31 to determine benefit obligations for the plans were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.45%	6.35%	6.45%	6.25%
Rate of compensation increase	4.17%	4.18%	N/A	N/A
Assumed medical cost trend rate (under age 65)	N/A	N/A	9.0%	10.0%
Ultimate trend rate	N/A	N/A	5.0%	5.0%
Ultimate trend rate reached in	N/A	N/A	2013	2013
Assumed medical cost trend rate (over age 65)	N/A	N/A	9.5%	10.5%
Ultimate trend rate	N/A	N/A	5.5%	5.5%
Ultimate trend rate reached in	N/A	N/A	2013	2013
Assumed dental cost trend rate	N/A	N/A	5.0%	5.0%

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows:

	Pension Benefits
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended September 30, 2006
Discount rate	6.40%	6.00%	5.25%
Expected return on assets	8.50%	8.50%	8.75%
Rate of compensation increase	4.18%	3.75%	3.75%

	Other Benefits
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended September 30, 2006
Discount rate	6.25%	5.75%	5.00%
Expected return on assets	8.50%	8.50%	8.75%
Assumed medical cost trend rate (under age 65)	10.0%	8.0%	9.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2013	2010	2010
Assumed medical cost trend rate (over age 65)	10.5%	8.0%	9.0%
Ultimate trend rate	5.5%	5.0%	5.0%
Ultimate trend rate reached in	2013	2010	2010
Assumed dental cost trend rate	5.0%	5.0%	5.0%

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

Assumed health care cost trend rates have a significant effect on the amounts reported by NSG for the health care plans.  For the year ended December 31, 2008, a one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
(Millions)	Increase	Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$0.3	$(0.2)
Effect on the health care component of the accumulated postretirement benefit obligation	1.7	(1.5)

Pension and Other Postretirement Benefits Plan Assets

The target allocations of the plan assets at December 31, 2008, and the weighted-average asset allocations of the plans at December 31, 2008, and 2007, were as follows:

	Pension Benefits Assets			Other Benefits Assets
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
Asset category	2008	2008	2007	2008	2008	2007
Equity securities	64%	56%	69%	60%	46%	53%
Debt securities	33%	40%	31%	40%	54%	36%
Real estate	3%	4%	-%	-%	-%	-%
Other	-%	-%	-%	-%	-%	11%
Total	100%	100%	100%	100%	100%	100%

The Integrys Energy Group Board of Directors has established the Employee Benefits Administrator Committee to manage the operations and administration of all benefit plans and related trusts.  The Committee periodically reviews the asset allocation, and the portfolio is rebalanced when necessary.

Cash Flows Related to Pension and Other Postretirement Benefit Plans

NSG’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes.  NSG expects to contribute $4.0 million to pension plans and $2.0 million to other postretirement benefit plans in 2009.

The following table shows the payments, reflecting expected future service, which NSG expects to make for pension and other postretirement benefits.  These amounts do not include the participants’ share of the cost.  In addition, the table shows the expected federal subsidies, provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which will partially offset other postretirement benefits.

(Millions)	Pension Benefits	Other Benefits	Federal Subsidies
2009	$1.5	$1.1	$(0.1)
2010	1.8	1.2	(0.1)
2011	1.7	1.2	(0.1)
2012	1.7	1.3	(0.1)
2013	2.1	1.4	(0.1)
2014-2018	17.2	7.5	(0.7)

Defined Contribution Plans

Integrys Energy Group maintains a 401(k) Savings Plan for substantially all full-time NSG employees.  NSG matches a percentage of the employee contribution through an ESOP contribution up to certain limits.  Employees who are no longer eligible to participate in the defined benefit pension plan participate in a defined contribution pension plan, in which certain amounts are contributed to an employee’s account based on the employee’s wages, age, and years of service.  NSG’s share of the total costs incurred under these plans was $0.3 million for each of the years ending December 31, 2008, and 2007, and for the fiscal year ending September 30, 2006, and totaled $0.1 for the transition period ended December 31, 2006.

NOTE 10--PREFERRED STOCK

NSG has 160,000 shares of preferred stock, $100 par value, authorized for issuance, of which none were issued and outstanding at December 31, 2008.

NOTE 11--COMMON EQUITY

NSG has 5,000,000 shares of common stock authorized, and has 3,625,887 shares of common stock outstanding at December 31, 2008.  PEC is the sole holder of NSG’s common stock.  Rates established in the 2008 ICC rate order reflect a regulatory common equity ratio of 56%.

NSG's long-term debt obligations contain provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock.  At December 31, 2008, such restrictions amounted to $6.9 million out of NSG’s total retained earnings of $77.4 million.  During 2008, NSG paid common stock dividends of $5.7 million to PEC.

NSG may request ICC authorization to issue additional common stock to Peoples Energy Corporation and may return capital in order to maintain utility common equity levels consistent with those allowed by the regulators.

NOTE 12--FAIR VALUE

Fair Value Measurements

The following table shows NSG's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008, categorized by level within the fair value hierarchy.

(Millions)	Level 1	Level 2	Level 3	Total	Netting *	Balance Sheet Presentation
Assets
Risk management assets	$-	$4.3	$-	$4.3	$2.5	$1.8
Liabilities
Risk management liabilities	-	30.9	-	30.9	2.5	28.4

*
FASB Interpretation No. 39, as amended, permits the netting of risk management assets and liabilities when a legally enforceable netting agreement exists, and requires the netting of related cash collateral positions against the net derivative positions.

The determination of the fair values incorporates various factors required under SFAS No. 157.  These factors include not only the credit standing of the counterparties involved, but also the impact of NSG's nonperformance risk on its liabilities.

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

Fair Value of Financial Instruments

The following table shows the financial instruments included on NSG’s Balance Sheets that are not recorded at fair value.

	2008		2007
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$75.3	$68.3	$69.0	$68.9

The fair value of long-term debt is estimated based on the quoted market price for the same or similar issues or on the current rates offered to NSG for debt of the same remaining maturity.

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount approximates fair value.

NOTE 13--MISCELLANEOUS INCOME

NSG’s total miscellaneous income was as follows:

(Millions)	Year Ended December 31, 2008	Year Ended December 31, 2007	Transition Period Ended December 31, 2006	Year Ended September 30, 2006
Interest and dividend income – external	$0.2	$0.6	$0.1	$1.1
Interest and dividend income – intercompany	0.3	0.5	0.1	0.1
Environmental carrying charge	0.3	0.1	-	0.1
Total miscellaneous income	$0.8	$1.2	$0.2	$1.3

NOTE 14--REGULATORY ENVIRONMENT

2010 Rate Case

On February 25, 2009, NSG filed a request with the ICC to increase natural gas rates for 2010.  NSG’s requested increase is $22.0 million.  The proposed rate increase is required to allow NSG to recover its forecasted 2010 cost of service and to earn a reasonable return on its investment.  The filing includes a proposed 12% rate of return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The filing includes a proposed overall return of 9.18% for NSG.

The Illinois rate case process requires receipt of a written order from the ICC within 11 months from the filing date, which would be January 2010.

2008 Rate Case

On February 5, 2008, the ICC issued a final written order requiring a retail natural gas rate decrease of $0.2 million for NSG.  The new rates for NSG reflected a 9.99% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a decoupling mechanism, effective March 1, 2008, as a four-year pilot program, which will allow NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin impacts of variations in volumes.  Legislation was introduced at the Illinois state legislature to roll back decoupling but never reached a vote.  This legislation may be introduced again.  NSG actively supports the ICC’s decision to approve this rate setting mechanism.  The order also approved an Enhanced Efficiency Program, which will allow NSG to recover $1.1 million of energy efficiency costs.  NSG filed tariffs in compliance with the order on February 8, 2008, and the new rates became effective February 14, 2008. On March 26, 2008, the ICC denied NSG's request for rehearing of its rate order, and all but one such request from interveners.  On April 28, 2008, NSG filed a Notice of Appeal with the Illinois appellate court regarding the ICC's order denying rehearing on certain issues.  On April 30, 2008, the ICC submitted a letter to the Illinois appellate court stating that rehearing is pending before the ICC and, while the ICC would not file to dismiss the NSG appeal as premature, it requested that the court hold the due date for the ICC to file the record with the court.  On May 2, 2008, two interveners each separately filed a Notice of Appeal.  On June 6, 2008, several parties filed a stipulation to resolve the single issue on which the ICC granted rehearing, but the resolved issue only affects PGL.  On July 30, 2008, the ICC approved the stipulation, as well as a rehearing order.  The approved stipulation took effect on November 1, 2008.  Subsequent to the approval of the stipulation, NSG filed an appeal in the second district of the Illinois appellate court and after that, four other parties filed appeals in the first district of the Illinois appellate court.  On September 29, 2008, the ICC asked the Illinois Supreme Court to vacate the second district's transfer of the appeal to the first district, and the Illinois Supreme Court denied the ICC's motion.  On appeal, parties may only raise issues on which they sought rehearing at the ICC.  These issues include the decoupling mechanism.  No decision on the appeal is expected until at least the second half of 2009.

Merger

The PEC merger was effective February 21, 2007.  NSG is wholly owned by PEC.  On February 7, 2007, the ICC approved the PEC merger by accepting an agreed upon order among the active parties to the merger case.  The order included Conditions of Approval regarding commitments by the applicants to:

●	provide certain reports,
●	maintain NSG’s operation and maintenance and capital budgets at recent levels,
●	file a plan for formation and implementation of a service company,
●	accept certain limits on the merger-related costs that can be recovered from ratepayers, and
●	not seek cost recovery for any increase in deferred tax assets that may result from the tax treatment of the NSG natural gas storage inventory in connection with closing the merger.

The Conditions of Approval also included the following commitments with respect to the recently completed rate cases of NSG:

●	inclusion of merger synergy savings of $1.6 million at NSG in the proposed test year,
●	recovery of $0.8 million at NSG of the merger-related costs in the test year (reflecting recovery of $4.2 million of costs at NSG over 5 years),
●	proposing a combined $7.5 million Enhanced Efficiency Program at PGL and NSG, which was contingent on receiving cost recovery in the rate case orders, and
●	filing certain changes to the small volume transportation service programs.

The ICC approved a cost recovery mechanism for the Enhanced Efficiency Program costs.  The order provides authority for PGL and NSG to recover from ratepayers up to an additional $9.9 million of combined merger costs in a future rate case, for a maximum potential recovery of $44.9 million.  PGL and NSG must demonstrate in the future that the merger synergy savings realized have exceeded merger costs.  As of December 31, 2008, the regulatory asset balance representing NSG merger costs to be recovered totaled $1.5 million.

NOTE 15--SEGMENTS OF BUSINESS

NSG has two reportable segments.  NSG's results of operations, including allocations for corporate activities, are reported in the Natural Gas Utility segment, with nonutility operations reported in the Other segment.  No significant items were reported in the Other segment for any of the periods presented.

NOTE 16--RELATED PARTY TRANSACTIONS

NSG routinely enters into transactions with related parties, including Integrys Energy Group and its subsidiaries.

Under the ICC-approved Services and Transfers Agreement, NSG can provide to and receive from PGL; its parent, PEC; and other wholly owned subsidiaries of PEC, certain facilities, services, and assets.  If NSG provides facilities or services, it charges the receiving party an amount equal to or greater than the fully distributed cost.  If NSG receives facilities or services, it is charged the prevailing market price but no more than fully distributed cost.  Costs are based on direct charges or an allocation method.  For asset transfers between NSG and PGL, the transferring party charges its current net book value.  For transactions involving other parties, the charge is the fair market value.  Asset transfers to a nonutility are charged at the prevailing market price.  Asset transfers involving NSG may require prior ICC approval.  The ICC must approve changes or amendments to this agreement.

NSG, under an ICC-approved Affiliated Interest Agreement, can provide to and receive from Integrys Energy Group and its regulated utility subsidiaries, certain services.  All services are provided at cost.  The ICC must approve changes or amendments to this agreement.

IBS provides 14 categories of services (including financial, human resources, and administrative services) to NSG pursuant to a Master Regulated Affiliated Interest Agreement (Regulated AIA) which has been approved by, or granted appropriate waivers from, the appropriate regulators.  As required by FERC regulations for centralized service companies, IBS renders services at cost.  The appropriate public utility commissions, including the ICC, must be notified prior to making changes to the Regulated AIA.  Recovery of allocated costs is addressed in NSG’s rate cases.

In 2008, a new Affiliated Interested Agreement that would govern the provision of intercompany services, other than IBS services, within Integrys Energy Group, was submitted to the appropriate regulators for approval.  The new agreement was written primarily to limit the scope of services that had been provided under current agreements that are now being provided by IBS.  The new agreement would replace the current agreements (except for allocation of costs to achieve merger synergies) referred to above, after proper approvals.  The pricing methodology from the current agreements carry forward to the new agreement.

The following table shows activity associated with related party transactions.

	Year Ended December 31,	Year Ended December 31,	Transition Period Ended December 31,	Year Ended December 31,
(Millions)	2008	2007	2006	2006

Natural gas sales to Integrys Energy Services	$0.2	$0.3	$0.1	$0.3
Interest income from PGL	0.3	0.5	0.1	0.1
Interest expense to PGL and PEC	0.1	-	-	-

NSG manages its liquidity by maintaining adequate financing commitments with related parties.  NSG has the ability to borrow up to $50 million from PEC and to loan to or borrow from PGL up to $50 million.  The information in the table below relates to NSG's short-term debt and remaining available capacity as of December 31:

(Millions)	2008	2007
Total short-term credit capacity under revolving short-term notes payable	$100.0	$100.0
Less: Loans outstanding from PEC	9.0	11.9
Available capacity under existing agreements	$91.0	$88.1

The average interest rate on the short-term notes payable to related parties was 1.3% in 2008 and 4.8% in 2007.  The interest rate is that which NSG would pay if it borrowed the money on its own by issuing the like amount in overnight commercial paper.

NOTE 17--QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Millions)	Three Months Ended
	2008
Year Ended December 31, 2008	March	June	September	December	Total

Operating revenues	$131.7	$50.7	$33.2	$97.3	$312.9
Operating income	8.9	0.8	0.6	4.2	14.5
Net income (loss)	5.5	(0.1)	(0.4)	2.0	7.0

	Three Months Ended
	2007
Year Ended December 31, 2007	March	June	September	December	Total
Operating revenues	$124.1	$45.5	$22.9	$78.5	$271.0
Operating income	11.1	(0.1)	(1.4)	6.5	16.1
Net income (loss)	6.6	(0.4)	(1.3)	3.0	7.9

Transition Period Ended December 31, 2006				December
Operating revenues				$73.5
Operating income				7.9
Net income				4.4

Because of various factors that affect the utility business throughout the year, the quarterly results of operations are not necessarily comparable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

H.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors of North Shore Gas Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of North Shore Gas Company and subsidiary (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of North Shore Gas Company and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, WI
February 25, 2009

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, NSG's management, with the participation of NSG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of NSG's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and has concluded that, as of the date of such evaluation, NSG’s disclosure controls and procedures were effective in accumulating and communicating information relating to NSG as appropriate to allow timely decisions regarding required disclosure to be included in its periodic SEC filings, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes In Internal Control Over Financial Reporting

There were no changes in NSG's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, NSG's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

For NSG's report on Internal Control over Financial Reporting, see Section A of Item 8.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees for professional services provided to NSG by Deloitte & Touche LLP in 2008 and 2007:

Fees	2008	2007
Audit Fees (a)	$295,905	$360,000
Audit Related Fees (b)	112,500	-
Total Fees	$408,405	$360,000

a)
Audit Fees. Consists of aggregate fees for the audits of the annual financial statements, reviews of the interim condensed financial statements included in quarterly reports, and audits of the effectiveness of, and management's assessment of the effectiveness of, internal control over financial reporting.  Audit fees also include services that are normally provided by Deloitte & Touche in connection with statutory and regulatory filings.

b)
Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements or internal control over financial reporting and are not reported under "Audit Fees."  These services included an examination of forecasted financial statements in connection with NSG’s rate filing with the ICC.

Deloitte & Touche LLP received no fees from nor provided any tax services or other services to NSG during 2008 or 2007.

In considering the nature of the services provided by the independent registered public accounting firm, the Audit Committee of the Board of Directors of Integrys Energy Group (Audit Committee) determined that such services are compatible with the provision of independent audit services.  The Audit Committee discussed these services with the independent registered public accounting firm and Integrys Energy Group's management and determined that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as those of the American Institute of Certified Public Accountants.  The Audit Committee approved in advance 100% of the audit services described above in accordance with its pre-approval policy.

For information on the Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm regarding NSG see the discussion in Integrys Energy Group’s Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 2009, under the caption "Principal Fees and Service Paid to Independent Registered Public Accounting Firm."

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:
		Page
1.	Financial Statements included in Part II, Item 8:

	Statements of Income for the years ended December 31, 2008 and 2007, and September 30, 2006, and the transition period ended December 31, 2006	30

	Balance Sheets as of December 31, 2008 and 2007	31

	Statements of Capitalization as of December 31, 2008 and 2007	32

	Statements of Common Shareholder's Equity for the years ended December 31, 2008 and 2007, and September 30, 2006, and the transition period ended December 31, 2006	33

	Statements of Cash Flows for the years ended December 31, 2008 and 2007, and September 30, 2006, and the transition period ended December 31, 2006	34

	Notes to Financial Statements	35

	Report of Independent Registered Public Accounting Firm	57

2.	Financial Statement Schedules included in Part IV:

	Schedule II - Valuation and Qualifying Accounts	62

3.	Exhibits
	See the attached Exhibit Index	64

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

North Shore Gas Company and Subsidiary Companies
Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
			Charges for the
	Balance at	Charged	purpose for which the
	beginning	to costs and	reserves or deferred	Balance at end
Description (Millions)	of period	expenses	credits were created	of period
Year Ended December 31, 2008
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$2.0	$2.5	$2.8	$1.7

Year Ended December 31, 2007
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$1.6	$2.1	$1.7	$2.0

Transition Period Ended December 31, 2006
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$2.1	$0.4	$0.9	$1.6

Year Ended September 30, 2006
RESERVES
(deducted from assets in balance sheet):
Reserve for uncollectible accounts	$1.4	$2.2	$1.5	$2.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2009.

NORTH SHORE GAS COMPANY

(Registrant)

Date: February 25, 2009	By: /s/ Lawrence T. Borgard
Lawrence T. Borgard
Vice Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.

Signature	Title	Date

/s/ Larry L. Weyers
Larry L. Weyers	Director and Chairman of the Board	February 25, 2009

/s/ Lawrence T. Borgard
Lawrence T. Borgard	Director, Vice Chairman of the Board and Chief Executive Officer	February 25, 2009

/s/ Willard S. Evans, Jr.
Willard S. Evans, Jr.	Director and President	February 25, 2009

/s/ Thomas P. Meinz
Thomas P. Meinz	Director	February 25, 2009

/s/ Phillip M. Mikulsky
Phillip M. Mikulsky	Director	February 25, 2009

/s/ Joseph P. O'Leary
Joseph P. O'Leary	Director, Senior Vice President and Chief Financial Officer	February 25, 2009

/s/ James F. Schott
James F. Schott	Director and Vice President - Regulatory Affairs	February 25, 2009

/s/ Diane L. Ford
Diane L. Ford	Vice President and Corporate Controller	February 25, 2009

EXHIBIT INDEX

Set forth below is a listing of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Certain other instruments, which would otherwise be required to be listed below, have not been so listed as such instruments do not authorize long-term debt securities in an amount which exceeds 10% of the total assets of NSG.  NSG agrees to furnish a copy of any such instrument to the SEC upon request.

Exhibit Number	Description of Document

3.1	Articles of Incorporation of NSG, as amended on April 24, 1995 (Incorporated by reference to Form 10-K for fiscal year ended 1995, Exhibit 3(b) [File No. 2-35965]).

3.2	By-Laws of NSG, as amended May 17, 2007 ( Incorporated by reference to Form 10-Q for the quarter ended June 30, 2007, Exhibit 3.2 [File No. 2-35965]).

4.1
NSG Indenture, dated as of April 1, 1955, from NSG to Continental Illinois National Bank and Trust Company of Chicago, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (NSG—File No. 2-35965, Exhibit 4-1); Fourth Supplemental Indenture, dated as of May 1 1964 (NSG—File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (NSG—File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 ( Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4 [File No. 1-05540]); Thirteenth Supplemental Indenture dated December 1, 1998 ( Incorporated by reference to Form 10-Q for the quarter ended March 31, 1999, Exhibit 4 [File No. 2-35965]); Fourteenth Supplemental Indenture dated as of April 15, 2003, First Mortgage 4.625% Bonds, Series N-1 and Series N-2 ( Incorporated by reference to Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(g) [File No. 2-35965]) and Fifteenth Supplemental Indenture dated as of November 1, 2008, First Mortgage 7.00% Bonds, Series O. (Incorporated by reference to Exhibit 4.12 to Integrys Energy Group's Form 10-K filed February 26, 2009 [File No. 1-11337]).

10.1+
Amendment Number One to the Amended and Restated Trust under PEC's Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of July 24, 2006 ( Incorporated by reference to Form 10-K for fiscal year ended September 30, 2006, Exhibit 10(e) [File No. 2-35965]).

10.2+	Executive Deferred Compensation Plan, amended as of December 4, 2002 ( Incorporated by reference to Form 10-Q for the quarter ended December 31, 2002, Exhibit 10(c) [File No. 2-35965]).

10.3+
Amended and Restated Trust under PEC's Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of August 13, 2003 ( Incorporated by reference to Form 10-K for fiscal year ended September 30, 2003, Exhibit 10(a) [File No. 2-35965]).

10.4+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following:  Lawrence T. Borgard, Diane L. Ford, Bradley A. Johnson, Thomas P. Meinz, Joseph P. O'Leary, Mark A. Radtke, Charles A. Schrock, and Barth J. Wolf.  (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's Form 10-K for the year ended December 31, 2008 [File No. 1-11337]).

10.5+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved May 17, 2007 (Incorporated by reference to Exhibit 10.5 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337]).

10.6+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved February 14, 2008 (Incorporated by reference to Exhibit 10.6 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337]).

10.7+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement approved May 17, 2007 (Incorporated by reference to Exhibit 10.8 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337]).

10.8+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement approved February 14, 2008 (Incorporated by reference to Exhibit 10.9 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337]).

10.9+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan NonQualified Stock Option Agreement approved May 17, 2007 (Incorporated by reference to Exhibit 10.10 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337]).

10.10+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan NonQualified Stock Option Agreement approved February 14, 2008 (Incorporated by reference to Exhibit 10.11 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337]).

10.11+
Integrys Energy Group, Inc. 2007 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.17 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337]).

10.12+
Integrys Energy Group Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective April 1, 2008  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's Form 8-K filed April 15, 2008[File No. 1-11337).

10.13	Order of the Illinois Commerce Commission in Docket No. 01-0706 for NSG ( Incorporated by reference to Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.1 [File No. 2-35965]).

10.14	Order of the Illinois Commerce Commission in Docket No. 02-0726 for NSG ( Incorporated by reference to Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.2 [File No. 2-35965]).

10.15	Order of the Illinois Commerce Commission in Docket No. 03-0704 for NSG ( Incorporated by reference to Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.4 [File No. 2-35965]).

10.16	Order of the Illinois Commerce Commission in Docket No. 04-0682 for NSG ( Incorporated by reference to Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.6 [File No. 2-35965]).

12	Statement re: Ratio of Earnings to Fixed Charges for NSG.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for NSG.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for NSG.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Proxy Statement for Integrys Energy Group's 2009 Annual Meeting of Shareholders. [To be filed with the SEC under Regulation 14A within 120 days after December 31, 2008; except to the extent specifically incorporated by reference, the Proxy Statement for the 2009 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form
10-K.]

+	A management contract or compensatory plan or arrangement.