Form 10-Q
period 2009-03-31
NORTH SHORE GAS CO /IL/
filed 2009-05-06
CIK 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

     Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (Registrant is not yet required to provide financial disclosure in an Interactive Data File format.)

     Yes [  ]   No [  ]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  3,625,887 shares of common stock, without par value, outstanding at May 6, 2009, all of which were held, beneficially and of record, by Peoples Energy Corporation, a wholly owned subsidiary of Integrys Energy Group, Inc.

NORTH SHORE GAS COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

Page
EXHIBIT INDEX		26

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company

Commonly Used Acronyms

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
LIFO	Last in, first out
N/A	Not Applicable
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
VBA	Volume Balancing Adjustment

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

Forward-looking statements involve a number of risks and uncertainties.  Some risk factors that could cause results to differ from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.  Other factors include:

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

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions)	2009	2008

Natural gas operating revenues	$116.6	$131.7

Natural gas purchased for resale	93.1	106.7
Operating and maintenance expense	15.8	13.9
Depreciation and amortization expense	1.5	1.6
Taxes other than income taxes	0.7	0.6
Operating income	5.5	8.9

Miscellaneous income	0.1	0.2
Interest expense	(1.1)	(1.0)
Other expense	(1.0)	(0.8)

Income before taxes	4.5	8.1
Provision for income taxes	1.6	2.6
Net income	$2.9	$5.5

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2009	2008

Assets
Cash and cash equivalents	$0.1	$0.1
Accounts receivable and accrued unbilled revenues, net of reserves of $2.1 and $1.7, respectively	55.0	63.5
Notes receivable from related parties	31.7	-
Natural gas in storage, primarily at LIFO	1.9	8.8
Assets from risk management activities	0.2	1.8
Regulatory assets	27.5	32.3
Other current assets	1.6	1.6
Current assets	118.0	108.1

Property, plant, and equipment, net of accumulated depreciation of $161.7 and $160.2, respectively	246.4	245.8
Regulatory assets	128.5	128.3
Other	1.3	1.4
Total assets	$494.2	$483.6

Liabilities and Shareholder's Equity
Accounts payable	$16.6	$26.6
Payables to related parties	6.0	6.7
Notes payable to related parties	-	9.0
Liabilities from risk management activities	21.7	26.7
Accrued taxes	5.3	6.1
Customer credit balances	2.2	6.5
Regulatory liabilities	13.7	8.1
Temporary LIFO liqidation credit	29.2	-
Other current liabilities	8.7	7.8
Current liabilities	103.4	97.5

Long-term debt	75.3	75.3
Deferred income taxes	42.0	41.0
Environmental remediation liabilities	101.5	101.4
Pension and other postretirement benefit obligations	33.3	32.5
Asset retirement obligations	24.6	24.2
Other	10.3	9.6
Long-term liabilities	287.0	284.0

Commitments and contingencies

Common stock - without par value, 5,000,000 shares authorized; 3,625,887 shares issued and outstanding	24.8	24.8
Retained earnings	79.1	77.4
Accumulated other comprehensive loss	(0.1)	(0.1)
Total liabilities and shareholder's equity	$494.2	$483.6

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF CAPITALIZATION (Unaudited)			March 31	December 31
(Millions, except share amounts)			2009	2008

Common stock equity
Common stock, without par value, 5,000,000 shares authorized,
3,625,887 shares outstanding			$24.8	$24.8
Accumulated other comprehensive loss			(0.1)	(0.1)
Retained earnings			79.1	77.4
Total common stock equity			103.8	102.1

Long-term debt
First mortgage bonds
Series		Year Due
M	5.000%	2028	28.8	28.8
N-2	4.625%	2013	40.0	40.0
O	7.000%	2013	6.5	6.5
Total long-term debt			75.3	75.3
Total capitalization			$179.1	$177.4

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2009	2008

Operating Activities
Net income	$2.9	$5.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	1.5	1.6
Bad debt expense	0.8	0.9
Deferred income taxes	0.8	0.4
Pension and other postretirement expense	1.2	1.1
Pension and other postretirement funding	(0.2)	-
Other, net	3.2	-
Changes in -
Accounts receivable and accrued unbilled revenues	7.5	(17.2)
Natural gas in storage	6.9	6.9
Other current assets	(0.2)	(2.0)
Accounts payable	(10.5)	3.4
Accrued taxes	(0.8)	3.8
Temporary LIFO liquidation	29.2	46.9
Other current liabilities	2.6	(10.5)
Net cash provided by operating activities	44.9	40.8

Investing Activities
Capital expenditures	(2.9)	(1.8)
Notes receivable from related parties	(31.7)	-
Other	(0.1)	-
Net cash used for investing activities	(34.7)	(1.8)

Financing Activities
Payments of notes payable to related parties	(9.0)	(11.9)
Dividends to parent	(1.2)	(0.8)
Net cash used for financing activities	(10.2)	(12.7)
Net change in cash and cash equivalents	0.0	26.3
Cash and cash equivalents at beginning of period	0.1	-
Cash and cash equivalents at end of period	$0.1	$26.3

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 1--FINANCIAL INFORMATION

The Condensed Financial Statements of NSG have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP.  Accordingly, these Condensed Financial Statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These Condensed Financial Statements should be read in conjunction with the Financial Statements and Notes in the NSG Annual Report on Form 10-K for the year ended December 31, 2008.

The Condensed Financial Statements are unaudited, but, in management’s opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements.  Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2009.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the NSG Condensed Statements of Cash Flows:

	Three Months Ended March 31
(Millions)	2009	2008
Cash paid for interest	$0.1	$0.1
Cash paid (received) for income taxes	2.4	(0.5)

NOTE 3--RISK MANAGEMENT ACTIVITIES

NSG uses derivative instruments to manage commodity costs.  None of these derivatives are designated as hedges for accounting purposes.  The derivatives listed in the table below include natural gas purchase contracts as well as financial derivative contracts (commodity swaps and options) used to manage volatility in natural gas supply costs.

		Risk Management Assets
		March 31, 2009			December 31, 2008
(Millions)	Classification	Gross Derivative Position	Netting *	Balance Sheet Presentation	Gross Derivative Position	Netting *	Balance Sheet Presentation
Non-hedge derivatives
Commodity contracts	Current	$0.7	$0.5	$0.2	$4.3	$2.5	$1.8
Total		$0.7	$0.5	$0.2	$4.3	$2.5	$1.8

		Risk Management Liabilities
		March 31, 2009			December 31, 2008
(Millions)	Classification	Gross Derivative Position	Netting *	Balance Sheet Presentation	Gross Derivative Position	Netting *	Balance Sheet Presentation
Non-hedge derivatives
Commodity contracts	Current	$22.3	$0.6	$21.7	$29.2	$2.5	$26.7
Commodity contracts	Other Long-term	1.6	-	1.6	1.7	-	1.7
Total		$23.9	$0.6	$23.3	$30.9	$2.5	$28.4

*
FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts," as amended, permits the netting of risk management assets and liabilities when a legally enforceable netting agreement exists, and, when assets and liabilities are netted, requires the netting of related cash collateral positions against the net derivative positions.

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

NSG's tariffs allow for full recovery from its customers of prudently incurred natural gas supply costs, including gains or losses on derivative instruments.  These derivatives are marked to fair value pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are offset with a corresponding regulatory asset or liability, per the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

The table below shows the net gains recorded on the balance sheet related to derivatives at NSG.

		Net Gain During
(Millions)	Balance Sheet Presentation	Three Months Ended March 31, 2009
Commodity contracts	Balance Sheet – Regulatory assets – current	$3.9
Commodity contracts	Balance Sheet – Regulatory assets – long-term	0.2

At March 31, 2009, NSG had the following notional volumes of outstanding derivative contracts:

Commodity	Volume
(Millions)	Purchases	Sales
Natural gas (therms)	189.0	11.0

Certain of NSG's derivative commodity instruments contain provisions that could require the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings.  The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at March 31, 2009, was $23.8 million, for which NSG had posted cash collateral of $0.1 million in the normal course of business.  If all of the credit-risk related contingent features contained in commodity instruments had been triggered at March 31, 2009, NSG would have been required to post additional collateral of $19.9 million.

NOTE 4--NATURAL GAS IN STORAGE

NSG prices natural gas storage injections at the calendar year average of the cost of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit.  Due to seasonality requirements, NSG expects interim reductions in LIFO layers to be replenished by year-end.

NOTE 5--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of NSG through March 31, 2009.

(Millions)
Asset retirement obligations at December 31, 2008	$24.2
Accretion	0.4
Asset retirement obligations at March 31, 2009	$24.6

NOTE 6--INCOME TAXES

NSG’s effective tax rates for the three months ended March 31, 2009, and 2008 were 35.6% and 32.1%, respectively.  NSG’s provision for income taxes was calculated in accordance with Accounting Principles

Board Opinion No. 28, "Interim Financial Reporting."  Accordingly, NSG's interim effective tax rate reflects its projected annual effective tax rate.  The effective tax rate for the three months ended March 31, 2009, and March 31, 2008, differs from the federal tax rate of 35% primarily due to state income taxes and the impact of certain permanent book to tax differences related to employee benefits.

For the quarter ended March 31, 2009, there were no significant changes in NSG’s liability for uncertain tax positions.

NOTE 7--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

NSG routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  NSG has obligations to distribute and sell natural gas to customers, and expects to recover costs related to these obligations in future customer rates.  As of March 31, 2009, NSG had obligations related to natural gas supply and transportation contracts totaling $104.1 million, some of which extend through 2017.

NSG also has commitments in the form of purchase orders issued to various vendors, which totaled $4.5 million at March 31, 2009.

Environmental

Manufactured Gas Plant Remediation

NSG, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purposes of manufacturing and storing manufactured gas.  In connection with manufacturing and storing manufactured gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites.  Under certain laws and regulations relating to the protection of the environment, NSG is required to undertake remedial action with respect to some of these materials.

NSG is addressing five manufactured gas plant sites, including one site described in more detail below.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at NSG.  NSG estimated and accrued for $101.5 million of future undiscounted investigation and cleanup costs for all sites as of March 31, 2009.  NSG may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  NSG recorded a regulatory asset of $104.7 million, which is net of insurance recoveries received of $8.3 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of March 31, 2009.

NSG is coordinating the investigation and cleanup of the Illinois manufactured gas plant sites under what is called a “multi-site” program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

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

The EPA identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation, and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and General Motors, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million (in the form of certain defined net worth levels that NSG has met).  The soil component of the remedial action was completed in August 2005.  Operation of the groundwater treatment unit began in September 2008 and is expected to be up to full capacity during the second quarter of 2009.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action.

In July 2007, NSG transferred two of its largest manufactured gas plant sites which were being addressed under IEPA supervision to the EPA Superfund Alternative Sites Program.  Under the EPA’s program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for NSG.  Accordingly, management believes that the costs incurred in connection with former manufactured gas plant operations will not have a material adverse effect on the financial position or results of operations of NSG.  However, any changes in NSG’s approved rate mechanisms for recovery of these costs, or any adverse conclusions by the ICC with respect to the prudence of costs actually incurred, could materially adversely affect NSG’s recovery of such costs through rates.

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

With respect to the conservation and weatherization funding, as of March 31, 2009, $1.4 million remained unpaid, of which $0.6 million was included in other current liabilities, and $0.8 million was included in other long-term liabilities.  Under the reconnection program, NSG reconnected customers who participated in the program and took other steps NSG believed were required by the agreement.  The AG and Chicago have indicated that they believe the terms of the reconnection program are broader than what NSG implemented.  Management believes that NSG has fully complied with the reconnection program obligations of the settlement agreement.

Two of the five annual internal audits required by the settlement agreement have been completed.  An auditor hired by the ICC conducted the external audit, and the report was filed on April 10, 2008.  The report included 32 recommendations, none of which quantified natural gas costs that the auditor believed should not be recovered by NSG.  On March 31, 2009, NSG completed its responses to the 25 recommendations it agreed to implement in a June 30, 2008 response to the audit.

Class Action

In February 2004, a purported class action suit was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities’ fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On July 30, 2008, the plaintiffs filed a motion for class certification and PEC responded in opposition of this motion.  On October 31, 2008, PEC filed a motion for summary judgment.  The plaintiffs requested postponement of their reply to PEC's class certification response until a decision is made on PEC's motion for summary judgment.  A hearing on the motion for summary judgment is scheduled for June 3, 2009.

NOTE 8--EMPLOYEE BENEFIT PLANS

The following table shows the components of NSG's net pension and other postretirement benefit costs:

	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
(Millions)	2009	2008	2009	2008
Service cost	$0.3	$0.3	$0.2	$0.2
Interest cost	0.5	0.4	0.3	0.2
Expected return on plan assets	(0.3)	(0.3)	-	-
Amortization of net actuarial loss	0.1	0.1	-	0.1
Net periodic benefit cost	0.6	0.5	0.5	0.5
Effect of lump sum settlements upon retirement	0.1	0.1	-	-
Net benefit cost	$0.7	$0.6	$0.5	$0.5

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.  During the three months ended March 31, 2009, and 2008, a portion of each pension plan's projected benefit obligation was settled by the payment of lump sum benefits, resulting in a settlement cost under SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits."

NSG records transition obligations, prior service costs, and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets, pursuant to SFAS No. 71.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the three months ended March 31, 2009, no contributions were made to the pension benefit plans and $0.2 million of contributions were made to the other postretirement benefit plans.  NSG expects to contribute $4.0 million and $1.8 million to its pension and other postretirement benefit plans, respectively, during the remainder of 2009.

NOTE 9--FAIR VALUE

The following tables show NSG's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	March 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total	Netting *	Balance Sheet Presentation
Assets
Risk management assets	$-	$0.7	$-	$0.7	$0.5	$0.2
Liabilities
Risk management liabilities	-	23.9	-	23.9	0.6	23.3

	December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total	Netting *	Balance Sheet Presentation
Assets
Risk management assets	$-	$4.3	$-	$4.3	$2.5	$1.8
Liabilities
Risk management liabilities	-	30.9	-	30.9	2.5	28.4

*
FASB Interpretation No. 39, as amended, permits the netting of risk management assets and liabilities when a legally enforceable netting agreement exists, and, when assets and liabilities are netted, requires the netting of related cash collateral positions against the net derivative positions.

The determination of the fair values incorporates various factors required under SFAS No. 157, “Fair Value Measurements.”  These factors include not only the credit standing of the counterparties involved, but also the impact of NSG's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the tables include swaps, options, and natural gas purchase contracts used to manage volatility in natural gas supply costs.  Certain derivative instruments are valued using broker quotes or prices for similar contracts at the reporting date, which are Level 2 inputs.  The valuation of certain contracts also includes an adjustment related to transportation, and NSG's financial fixed price options are valued using a model, incorporating mid-market prices obtained from the NYMEX.  These contracts are also classified in Level 2.  All of NSG's risk management assets and liabilities are offset by regulatory assets or liabilities, pursuant to SFAS No. 71, as NSG's tariffs allow for full recovery from customers of prudently incurred natural gas supply costs.

NOTE 10--REGULATORY ENVIRONMENT

2010 Rate Case

On February 25, 2009, NSG filed a request with the ICC to increase natural gas distribution rates by $22.0 million for 2010.  The filing includes a 12.0% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The filing also includes an overall return of 9.18%.  The proposed rate increase is required to allow NSG to recover its forecasted 2010 cost of service and to earn a reasonable return on its investment.  NSG requested approval of a mechanism for cost recovery of the natural gas cost component of bad debt expense.

The Illinois rate case process requires receipt of a written order from the ICC within 11 months from the filing date, which would be January 2010.

2008 Rate Case

On February 5, 2008, the ICC issued a final written order requiring a retail natural gas rate decrease of $0.2 million for NSG, effective February 14, 2008.  The rates for NSG reflect a 9.99% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a decoupling mechanism, effective March 1, 2008, as a four-year pilot program, which allows NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin impacts of variations in volumes.  Legislation was introduced at the Illinois state legislature to roll back decoupling but never reached a vote.  This legislation was introduced again in the first quarter of 2009.  NSG actively supports the ICC’s decision to approve this rate setting mechanism.  The order also approved an Enhanced Efficiency Program, which allows NSG to recover up to $1.1 million per year of energy efficiency costs.

On March 26, 2008, the ICC denied NSG's request for rehearing of its rate order, and all but one such request from interveners.  On June 6, 2008, several parties filed a stipulation to resolve the single issue on which the ICC granted rehearing, but the resolved issue only affects PGL.  The ICC approved the stipulation, effective November 1, 2008, as well as a rehearing order.  Following the stipulation approval, NSG filed an appeal in the second district of the Illinois appellate court and four other parties filed appeals in the first district of the Illinois appellate court.  NSG’s appeal was subsequently transferred to the first district of the Illinois appellate court.  On appeal, parties may only raise issues on which they sought rehearing at the ICC.  These issues include the decoupling mechanism.  No decision on the appeal is expected until at least the second half of 2009.

NOTE 11--SEGMENTS OF BUSINESS

NSG has two business segments.  NSG's results of operations, including allocations for corporate activities, are reported in the Natural Gas Utility segment, with non-utility operations reported in the Other segment.  No items were reported in the Other segment for any of the periods presented.

NOTE 12--NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position (FSP) No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," was issued in April 2009 and reaffirms what SFAS No. 157 states is the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  This guidance is effective for NSG for the period ending June 30, 2009, and NSG anticipates it will have no impact on its fair value measurements.

FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," was issued in April 2009 and is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The FSP also requires increased disclosures regarding expected cash flows and credit losses, as well as an aging of securities with unrealized losses.  This FSP is effective for NSG for the period ending June 30, 2009, and NSG anticipates it will have no impact on its Condensed Financial Statements.

FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," was issued in April 2009.  This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require fair value disclosures in interim periods.  Previously, these disclosures were only required annually.  This FSP is effective for NSG for the reporting period ending June 30, 2009, and will result in additional disclosures about the fair value of NSG’s financial instruments.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Condensed Financial Statements and related Notes and NSG’s Annual Report on Form 10-K for the year ended December 31, 2008.

INTRODUCTION

NSG, an indirect wholly owned subsidiary of Integrys Energy Group, is a regulated natural gas utility, which purchases, stores, distributes, sells, and transports natural gas to about 158,000 customers in 54 communities in the northern suburbs of Chicago.  NSG is subject to the jurisdiction of and regulation by the ICC, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois.

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

Integrate Resources to Provide Operational Excellence – NSG is committed to integrating resources and finding the best, most efficient processes while adhering to any and all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise, and utilizing creative solutions to meet and exceed its customers' expectations, NSG strives to provide value to Integrys Energy Group's shareholders and NSG's customers and assist in lowering costs.

Place Strong Emphasis on Risk Management – NSG's risk management strategy includes the management of market, credit, and operational risk through the normal course of business.  Forward purchases and sales of natural gas and the use of derivative financial instruments, including commodity swaps and options, allow for opportunities to reduce the risk associated with price movement in a volatile energy market.  Overview of the risk profile related to these instruments is monitored consistent with NSG's risk management policy, which is approved by the Integrys Energy Group Board of Directors.

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

RESULTS OF OPERATIONS

	Three Months Ended
	March 31		% Increase
(Millions)	2009	2008	(Decrease)
Net income	$2.9	$5.5	(47.3)%

NSG's net income decreased $2.6 million quarter-over-quarter.  As discussed in more detail below, this decrease was driven by the $2.2 million ($1.3 million after-tax) negative impact of a new rate design and the $0.9 million ($0.5 million after-tax) negative impact of decreased volumes.

NSG's results of operations for the periods ended March 31 are shown in the following table:

	Three Months Ended
	March 31		% Increase
(Millions, except heating degree days)	2009	2008	(Decrease)

Natural gas operating revenues	$116.6	$131.7	(11.5)%
Natural gas purchased for resale	93.1	106.7	(12.7)%
Margins	23.5	25.0	(6.0)%

Operating and maintenance expense	15.8	13.9	13.7%
Depreciation and amortization expense	1.5	1.6	(6.3)%
Taxes other than income taxes	0.7	0.6	16.7%
Operating income	5.5	8.9	(38.2)%

Miscellaneous income	0.1	0.2	(50.0)%
Interest expense	(1.1)	(1.0)	10.0%
Other expense	(1.0)	(0.8)	25.0%

Income before taxes	4.5	8.1	(44.4)%
Provision for income taxes	1.6	2.6	(38.5)%
Net Income	$2.9	$5.5	(47.3)%

Throughput in therms
Residential	93.0	98.7	(5.8)%
Commercial and industrial	20.4	21.9	(6.8)%
Transport	48.8	50.8	(3.9)%
Total sales in therms	162.2	171.4	(5.4)%

Weather
Heating degree days	3,318	3,416	(2.9)%

First Quarter 2009 Compared with First Quarter 2008

Revenue

Revenues decreased $15.1 million for the quarter ended March 31, 2009, compared with the same quarter last year.  The major factors contributing to the quarter-over-quarter change in revenues were as follows:

•
The per-unit cost of natural gas decreased 7.4% quarter-over-quarter.  This drove a $7.7 million decrease in revenues, as decreases in natural gas commodity costs are passed directly through to customers in rates.

•	Revenues decreased $3.8 million quarter-over-quarter due to the impact of weather that was 2.9% warmer than the first quarter of 2008.

•
A decrease in revenues of $3.4 million resulted from a decrease in weather-normalized volumes, which we believe is primarily due to customer conservation efforts related to a general slowdown in the economy.

•
Revenues decreased $2.2 million due to a change in the rate design related to the rate order effective February 14, 2008.  The new rate design incorporates higher fixed customer charges and lower volumetric rates.

•
Partially offsetting the decreases above was an increase of $1.5 million due to NSG's recovery of higher quarter-over-quarter expenditures related to the cleanup of former manufactured gas plant sites.  This increase in revenues was offset by an increase in operating expenses due to the amortization of the related regulatory asset.

Margin

NSG's margin decreased $1.5 million quarter-over-quarter, primarily due to the $2.2 million negative impact of the new rate design and a negative $0.9 million quarter-over-quarter impact of a decrease in volumes due to conservation and warmer weather conditions in the first quarter of 2009.  The quarter-over-quarter decrease in margin includes the impact of the decoupling mechanisms that were implemented on March 1, 2008.  Partially offsetting these decreases was the $1.5 million quarter-over-quarter increase in the recovery of environmental costs in rates, as well as an increase in the recovery of enhanced efficiency program (EEP) expenses.

Operating Income

Operating income decreased $3.4 million, driven by the $2.2 million negative impact of the new rate design and the $0.9 million impact of decreased volumes.

Operating and maintenance expense increased $1.9 million, primarily driven by the $1.5 million increase in the amortization of the regulatory asset related to cleanup costs of manufactured gas plant sites, as well as higher EEP expenses.  Both the amortization of the regulatory asset and the increased EEP costs are offset by an equal amount recovered in revenues.  Therefore, these items had no impact on operating income.

Other Expense

Other expense increased $0.2 million quarter-over-quarter, primarily due to decreased interest income on cash investments.

Provision for Income Taxes
	Three Months Ended March 31
	2009	2008
Effective Tax Rate	35.6%	32.1%

Quarter-over-quarter changes in the effective tax rate occur as a result of adjustments required by generally accepted accounting principles to ensure the year-to-date interim effective tax rate reflects the projected annual effective tax rate.  The first quarter 2009 effective tax rate was higher than the first quarter 2008 effective tax rate due to the impact of consistent permanent tax benefits on higher projected annual pretax income in 2009.

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

Operating Cash Flows

During the three months ended March 31, 2009, net cash provided by operating activities was $44.9 million, compared with $40.8 million for the same period in 2008.  The $4.1 million quarter-over-quarter increase was largely driven by a $3.4 million decrease in working capital requirements, primarily due to a $7.5 million decrease in accounts receivable and accrued unbilled revenues during the three months ended March 31, 2009, compared with a $17.2 million increase during the same period in 2008.  This difference was driven by lower revenues in March 2009 compared with March 2008, primarily the result of lower natural gas prices.  Partially offsetting this change was a decrease in accounts payable during the three months ended March 31, 2009, compared with an increase in accounts payable over the same period in 2008, primarily the result of lower natural gas prices.

Investing Cash Flows

Net cash used for investing activities increased $32.9 million, from $1.8 million for the three months ended March 31, 2008, to $34.7 million for the three months ended March 31, 2009, primarily due to a $31.7 million increase in notes receivable from PGL.

Financing Cash Flows

Net cash used for financing activities decreased $2.5 million, from $12.7 million during the three months ended March 31, 2008, to $10.2 million during the three months ended March 31, 2009.  The decrease was primarily due to the repayment of a greater amount of related-party loans in the three months ended March 31, 2008, compared with the same period in 2009.  The repayments of related-party loans were made possible by cash provided by operating activities.

Credit Ratings

The current credit ratings for NSG are listed in the table below.

	Standard & Poor's	Moody's
Issuer credit rating	BBB+	N/A
Senior secured debt	A	A1

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating.

On March 9, 2009, Moody’s placed the ratings of NSG under review for possible downgrade.  This action follows the review of Integrys Energy Group’s consolidated 2008 financial performance, as well as Integrys Energy Group’s strategic decision to divest or scale back its nonregulated energy services business.

On March 5, 2009, Standard & Poor’s lowered the corporate credit rating for NSG from “A-“ to “BBB+.”  According to Standard and Poor’s, the downgrade reflects Integrys Energy Group’s weak financial measures that do not support an ‘A’ category credit profile.  Standard and Poor’s also stated that the downgrade reflects the changes to Integrys Energy Group’s business and financial risk profiles.  Standard & Poor’s revised Integrys Energy Group’s business risk profile to excellent from strong and changed its financial risk profile to aggressive from intermediate.  The change in the business risk profile reflected Integrys Energy Group’s strategy change with respect to Integrys Energy Services and helped to moderate the downgrade.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of NSG as of March 31, 2009:

		Payments Due By Period
(Millions)	Total Amounts Committed	2009	2010-2011	2012-2013	2014 and Thereafter

Long-term debt principal and interest payments (1)	$113.3	$2.8	$7.5	$52.7	$50.3
Commodity purchase obligations (2)	104.1	16.7	37.5	32.5	17.4
Purchase orders (3)	4.5	4.5	-	-	-
Pension and other postretirementfunding obligations (4)	26.7	5.9	9.3	6.0	5.5
Total contractual cash obligations	$248.6	$29.9	$54.3	$91.2	$73.2

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

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $101.5 million at March 31, 2009, as the amount and timing of payments are uncertain.  See Note 7, "Commitments and Contingencies," for more information.  In addition, the table does not reflect any payments for the March 31, 2009, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 6, "Income Taxes," for more information about this liability.

Capital Requirements

Net construction expenditures for NSG for the three-year period 2009 through 2011 are expected to be $40.1 million.  The largest of these expenditures relates to NSG's natural gas pipe distribution system.  All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

As of March 31, 2009, NSG was in compliance with all covenants relating to outstanding long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.

NSG's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.  In addition, covenants and other provisions restrict the payment of cash dividends and the purchase or redemption of capital stock.  At March 31, 2009, such restrictions amounted to $6.9 million of NSG's total retained earnings of $79.1 million.

NSG plans to meet its capital requirements for the period 2009 through 2011 primarily through internally generated funds, debt financings, and equity infusions.  Management believes NSG has adequate financial flexibility and resources to meet its future needs.  See Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations, Other Future Considerations," for additional information.

NSG has the ability to borrow up to $50.0 million from PEC and up to $50.0 million from PGL.  At March 31, 2009, NSG had no borrowings outstanding with PEC or PGL under these debt agreements.

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

Reserve for Uncollectible Accounts

The reserve for uncollectible accounts reflects NSG's best estimate of probable losses on its accounts receivable balances.  The reserve is based on known troubled accounts, historical experience, and other currently available evidence.  Provisions for bad debt expense are affected by changes in various factors, including the impacts of the economy, natural gas prices and weather.

The impact of the declining economic environment on customers could cause more of NSG's accounts receivable to become uncollectible.  Higher levels of uncollectible balances would negatively impact NSG's results of operations and could result in higher working capital requirements.

Decoupling

In the current political, economic, and regulatory environment, the focus on energy efficiency can lead to the implementation of decoupling mechanisms.  Decoupling was approved for residential and small commercial sales by the ICC on a four-year trial basis, effective March 1, 2008.  Under decoupling, NSG is allowed to adjust rates going forward to recover or refund the difference between the actual and authorized margin impact of variations in volumes.  Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC's approval.  NSG is actively supporting the ICC's decision to approve decoupling.  See Note 10, "Regulatory Environment," for more information.

American Recovery and Reinvestment Act of 2009

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law.  ARRA contains various provisions intended to stimulate the economy.  Included in ARRA are many tax provisions that may affect NSG.  Most notably, a provision of ARRA provides NSG with additional opportunities to claim tax deductions for bonus depreciation for certain assets placed in service during 2009, extending the bonus depreciation period established by the Economic Stimulus Act of
2008.  The additional first year deduction for bonus depreciation is estimated to be substantial, and depending on rules for qualification of certain property, can vary significantly.

CRITICAL ACCOUNTING POLICIES

NSG has reviewed its critical accounting policies for new critical accounting estimates and other significant changes.  NSG found that the disclosures made in its Annual Report on Form 10-K for the year ended December 31, 2008, are still current and that there have been no significant changes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

NSG's market risks have not changed materially from the market risks reported in its Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

NSG's management, with the participation of NSG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of NSG's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report and has concluded that, as of the end of such period, NSG's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by NSG in the reports that it files or submits under the Exchange Act.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to NSG's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in NSG's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 7, "Commitments and Contingencies," and Note 10, "Regulatory Environment," for discussions pertaining to environmental matters, proceedings at the ICC, a purported class action suit filed against NSG by its customers alleging violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and other events and proceedings.

Item 1A.     Risk Factors

There were no material changes to the risk factors pertaining to NSG as presented in the NSG Annual Report on Form 10-K for the fiscal year ended December  31, 2008.

Item 6.     Exhibits

The documents indicated in the Exhibit Index are attached as exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, North Shore Gas Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company

Date: May 6, 2009	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and
Chief Accounting Officer)

NORTH SHORE GAS COMPANY
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

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