Form 10-Q
period 2009-06-30
NORTH SHORE GAS CO /IL/
filed 2009-08-06
CIK 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  3,625,887 shares of common stock, without par value, outstanding at August 5, 2009, all of which were held, beneficially and of record, by Peoples Energy Corporation, a wholly owned subsidiary of Integrys Energy Group, Inc.

NORTH SHORE GAS COMPANY
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

Page
EXHIBIT INDEX		28

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company

Commonly Used Acronyms

EEP	Enhanced Efficiency Program
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
LIFO	Last in, first out
N/A	Not Applicable
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards

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

Forward-looking statements involve a number of risks and uncertainties.  Some risk factors that could cause results to differ from any forward-looking statement include those described in Item 1A of NSG’s Annual Report on Form 10-K for the year ended December 31, 2008, as may be amended or supplemented in Part II, Item 1A of this report.  Other factors include:

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

●
Current and future litigation, regulatory investigations, proceedings, or inquiries, including but not limited to manufactured gas plant site cleanup and reconciliation of revenues from the Gas Charge, as defined in Note 7, “Commitments and Contingencies,” and related natural gas costs;

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

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions)	2009	2008	2009	2008

Natural gas operating revenues	$28.0	$50.7	$144.6	$182.4

Natural gas purchased for resale	13.6	36.0	106.7	142.7
Operating and maintenance expense	11.6	11.8	27.4	25.7
Depreciation and amortization expense	1.6	1.7	3.1	3.3
Taxes other than income taxes	0.6	0.4	1.3	1.0
Operating income	0.6	0.8	6.1	9.7

Miscellaneous income	0.1	0.4	0.2	0.6
Interest expense	(1.0)	(1.0)	(2.1)	(2.0)
Other expense	(0.9)	(0.6)	(1.9)	(1.4)

Income (loss) before taxes	(0.3)	0.2	4.2	8.3
Provision (benefit) for income taxes	(0.1)	0.3	1.5	2.9
Net income (loss)	$(0.2)	$(0.1)	$2.7	$5.4

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2009	2008

Assets
Cash and cash equivalents	$20.1	$0.1
Accounts receivable and accrued unbilled revenues, net of reserves of $2.0 and $1.7, respectively	21.3	63.5
Notes receivable from related parties	10.4	-
Natural gas in storage, primarily at LIFO	5.5	8.8
Assets from risk management activities	0.3	1.8
Regulatory assets	22.3	32.3
Other current assets	3.2	1.6
Current assets	83.1	108.1

Property, plant, and equipment, net of accumulated depreciation of $163.1 and $160.2, respectively	246.7	245.8
Regulatory assets	144.6	128.3
Other	1.7	1.4
Total assets	$476.1	$483.6

Liabilities and Shareholder's Equity
Accounts payable	$18.0	$26.6
Payables to related parties	4.6	6.7
Notes payable to related parties	-	9.0
Liabilities from risk management activities	14.6	26.7
Accrued taxes	1.4	6.1
Customer credit balances	3.6	6.5
Regulatory liabilities	10.7	8.1
Temporary LIFO liquidation credit	13.7	-
Other current liabilities	6.9	7.8
Current liabilities	73.5	97.5

Long-term debt	75.3	75.3
Deferred income taxes	43.0	41.0
Environmental remediation liabilities	118.1	101.4
Pension and other postretirement benefit obligations	34.0	32.5
Asset retirement obligations	24.9	24.2
Other	9.5	9.6
Long-term liabilities	304.8	284.0

Commitments and contingencies

Common stock - without par value, 5,000,000 shares authorized; 3,625,887 shares issued and outstanding	24.8	24.8
Retained earnings	73.1	77.4
Accumulated other comprehensive loss	(0.1)	(0.1)
Total liabilities and shareholder's equity	$476.1	$483.6

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF CAPITALIZATION (Unaudited)			June 30	December 31
(Millions, except share amounts)			2009	2008

Common stock equity
Common stock, without par value, 5,000,000 shares authorized,
3,625,887 shares outstanding			$24.8	$24.8
Accumulated other comprehensive loss			(0.1)	(0.1)
Retained earnings			73.1	77.4
Total common stock equity			97.8	102.1

Long-term debt
First mortgage bonds
	Series	Year Due
M	5.000%	2028	28.8	28.8
N-2	4.625%	2013	40.0	40.0
O	7.000%	2013	6.5	6.5
Total long-term debt			75.3	75.3
Total capitalization			$173.1	$177.4

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2009	2008

Operating Activities
Net income	$2.7	$5.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	3.1	3.3
Bad debt expense	1.1	1.4
Deferred income taxes	1.7	2.7
Pension and other postretirement expense	2.2	2.1
Pension and other postretirement funding	(0.4)	(1.0)
Other, net	2.0	(3.6)
Changes in -
Accounts receivable and accrued unbilled revenues	41.3	19.6
Natural gas in storage	3.3	2.8
Other current assets	(3.2)	(4.3)
Accounts payable	(10.5)	2.4
Accrued taxes	(4.7)	2.7
Temporary LIFO liquidation	13.7	20.9
Other current liabilities	(0.7)	(11.6)
Net cash provided by operating activities	51.6	42.8

Investing Activities
Capital expenditures	(5.2)	(3.8)
Notes receivable from related parties	(10.4)	(26.2)
Net cash used for investing activities	(15.6)	(30.0)

Financing Activities
Payments of notes payable to related parties	(9.0)	(11.9)
Dividends to parent	(7.0)	(0.9)
Net cash used for financing activities	(16.0)	(12.8)
Net change in cash and cash equivalents	20.0	-
Cash and cash equivalents at beginning of period	0.1	-
Cash and cash equivalents at end of period	$20.1	$-

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

The Condensed Financial Statements are unaudited, but, in management’s opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements.  Subsequent events at NSG were evaluated for potential recognition or disclosure through August 5, 2009, which is the date the financial statements were issued.  Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2009.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the NSG Condensed Statements of Cash Flows:

	Six Months Ended June 30
(Millions)	2009	2008
Cash paid for interest	$2.0	$1.8
Cash paid (received) for income taxes	3.4	(4.3)

NOTE 3--RISK MANAGEMENT ACTIVITIES

NSG uses derivative instruments to manage commodity costs.  None of these derivatives are designated as hedges for accounting purposes.  The derivatives shown in the tables below include natural gas purchase contracts as well as financial derivative contracts (commodity swaps and options) used to mitigate the risk associated with the market price volatility of natural gas supply costs and gasoline and diesel fuel used by NSG’s utility vehicles.

		Risk Management Assets
		June 30, 2009			December 31, 2008
(Millions)	Classification	Gross Derivative Position	Netting *	Balance Sheet Presentation	Gross Derivative Position	Netting *	Balance Sheet Presentation
Non-hedge derivatives
Commodity contracts	Current	$1.0	$0.7	$0.3	$4.3	$2.5	$1.8
Commodity contracts	Other Long-term	0.4	-	0.4	-	-	-
Total		$1.4	$0.7	$0.7	$4.3	$2.5	$1.8

		Risk Management Liabilities
		June 30, 2009			December 31, 2008
(Millions)	Classification	Gross Derivative Position	Netting *	Balance Sheet Presentation	Gross Derivative Position	Netting *	Balance Sheet Presentation
Non-hedge derivatives
Commodity contracts	Current	$15.3	$0.7	$14.6	$29.2	$2.5	$26.7
Commodity contracts	Other Long-term	0.8	-	0.8	1.7	-	1.7
Total		$16.1	$0.7	$15.4	$30.9	$2.5	$28.4

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

NSG's tariffs allow for full recovery from its customers of prudently incurred natural gas supply costs, including gains or losses on derivative instruments.  These derivatives are marked to fair value pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  Resulting risk management assets are offset with regulatory liabilities or decreases to regulatory assets, and risk management liabilities are offset with regulatory assets or decreases to regulatory liabilities.  Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

The table below shows the net unrealized gains recorded on the balance sheet related to derivatives at NSG.

(Millions)	Financial Statement Presentation	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Commodity contracts	Balance Sheet – Regulatory assets – current	$7.2	$11.0
Commodity contracts	Balance Sheet – Regulatory assets – long-term	0.7	0.8

At June 30, 2009, NSG had the following notional volumes of outstanding derivative contracts:

	Purchases	Sales
Natural gas (millions of therms)	94.4	6.3
Petroleum products (barrels)	1,746	N/A

Certain of NSG's derivative commodity instruments contain provisions that could require the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings.  The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at June 30, 2009, was $15.9 million, for which NSG had not posted any cash collateral.  If all of the credit-risk related contingent features contained in commodity derivative instruments had been triggered at June 30, 2009, NSG would have been required to post collateral of $14.3 million.

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

NOTE 5--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of NSG through June 30, 2009.

(Millions)
Asset retirement obligations at December 31, 2008	$24.2
Accretion	0.7
Asset retirement obligations at June 30, 2009	$24.9

NOTE 6--INCOME TAXES

NSG’s effective tax rates for the three and six months ended June 30, 2009 were 33.3% and 35.7%, respectively.  NSG’s effective tax rates for the three and six months ended June 30, 2008 were 150.0% and 34.9%, respectively.

NSG calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items.

The effective tax rate for the three months ended June 30, 2009, differs from the federal tax rate of 35%, primarily due to state income taxes, the impact of certain permanent book to tax return differences and tax credit amortization.  The effective tax rate for the six months ended June 30, 2009, differs from the federal tax rate of 35%, primarily due to state income taxes largely offset by the impact of certain permanent book to tax return differences and tax credit amortization.

The effective tax rate for the three months ended June 30, 2008, differs from the federal tax rate of 35%, primarily due to the impact of changes in uncertain tax positions arising from IRS examination activities that were concluded during the second quarter of 2008.  The effective tax rate for the six months ended June 30, 2008, differs from the federal tax rate of 35% primarily due to the positive impact of certain permanent book to tax return differences and tax credit amortization, partially offset by state income taxes.

For the three and six months ended June 30, 2009, there were no significant changes in NSG’s liability for uncertain tax positions.

NOTE 7--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

NSG routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  NSG has obligations to distribute and sell natural gas to customers, and expects to recover costs related to these obligations in future customer rates.  As of June 30, 2009, NSG had obligations related to natural gas supply and transportation contracts totaling $98.1 million, some of which extend through 2017.

NSG also has commitments in the form of purchase orders issued to various vendors, which totaled $3.3 million at June 30, 2009.

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

NSG is addressing five manufactured gas plant sites, including one site described in more detail below.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at NSG.  NSG estimated and accrued for $118.1 million of future undiscounted investigation and cleanup costs for all sites as of June 30, 2009.  NSG may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  NSG recorded a regulatory asset of $123.4 million, which is net of insurance recoveries received of $8.3 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of June 30, 2009.

NSG is coordinating the investigation and cleanup of its manufactured gas plant sites subject to EPA jurisdiction under what is called a “multi-site” program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

Until July 2007, NSG was addressing four of the five sites under a program supervised by the Illinois Environmental Protection Agency (IEPA).  In July 2007, NSG transferred two of these four sites to the EPA Superfund Alternative Sites Program.  Under the EPA’s program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.  Investigations have been completed at all or portions of four of the five sites.  NSG has determined that cleanup is not required at one of these four sites.  Cleanups have not yet been completed at any of the other three sites.

The EPA identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation (GM), and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and GM, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action in August 2005.  NSG has met its financial assurance requirement in the form of a net worth test while GM met the requirement by providing a performance and payment bond in favor of the EPA.  As a result of the GM bankruptcy filing, NSG is working with the EPA to access the bond to fund a portion of GM’s liability.  The potential exposure related to the GM bankruptcy has been reflected in the accrual identified above.  Operation of the groundwater treatment unit began in September 2008 and is operating at full capacity as of July 2009.

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

With respect to the conservation and weatherization funding, as of June 30, 2009, $1.2 million remained unpaid, of which $0.4 million was included in other current liabilities, and $0.8 million was included in other long-term liabilities.  Under the reconnection program, NSG reconnected customers who participated in the program and took other steps NSG believed were required by the agreement.  The AG and Chicago have indicated that they believe the terms of the reconnection program are broader than what NSG implemented.  Management believes that NSG has fully complied with the reconnection program obligations of the settlement agreement.

Four of the five annual internal audits required by the settlement agreement have been completed.  An auditor hired by the ICC conducted the external audit, and the report was filed on April 10, 2008.  The report included 32 recommendations, none of which quantified natural gas costs that the auditor believed should not be recovered by NSG.  On March 31, 2009, NSG completed its responses to the 25 recommendations it agreed to implement in a June 30, 2008 response to the audit.

Class Action

In February 2004, a purported class action suit was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities’ fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On July 30, 2008, the plaintiffs filed a motion for class certification and PEC responded in opposition of this motion.  On October 31, 2008, PEC filed a motion for summary judgment.  The filing of the plaintiffs’ reply to PEC's class certification response was postponed pending a decision on PEC's motion for summary judgment.  On June 24, 2009, the court entered an order denying PEC’s motion for summary judgment, and set a September 2, 2009 hearing date on the plaintiffs’ motion for class certification.

NOTE 8--EMPLOYEE BENEFIT PLANS

The following table shows the components of NSG's net pension and other postretirement benefit costs:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$0.3	$0.3	$0.6	$0.6	$0.2	$0.2	$0.4	$0.4
Interest cost	0.5	0.5	1.0	0.9	0.1	0.2	0.4	0.4
Expected return on plan assets	(0.3)	(0.3)	(0.6)	(0.6)	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of transition obligation	-	-	-	-	0.1	0.1	0.1	0.1
Amortization of prior service cost	0.1	0.1	0.1	0.1	-	-	-	-
Amortization of net actuarial loss	-	-	0.1	0.1	-	-	-	0.1
Net periodic benefit cost	0.6	0.6	1.2	1.1	0.3	0.4	0.8	0.9
Effect of lump sum settlements upon retirement	0.1	-	0.2	0.1	-	-	-	-
Net benefit cost	$0.7	$0.6	$1.4	$1.2	$0.3	$0.4	$0.8	$0.9

NSG records transition obligations, prior service costs, and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets, pursuant to SFAS No. 71.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the six months ended June 30, 2009, no contributions were made to the pension benefit plans and $0.4 million of contributions were made to the other postretirement benefit plans.  NSG expects to contribute $4.0 million and $1.7 million to its pension and other postretirement benefit plans, respectively, during the remainder of 2009.

NOTE 9--FAIR VALUE

Fair Value Measurements

The following tables show NSG's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	June 30, 2009
(Millions)	Level 1	Level 2	Level 3	Total	Netting *	Balance Sheet Presentation
Risk management assets	$0.1	$1.3	$-	$1.4	$0.7	$0.7
Risk management liabilities	-	16.1	-	16.1	0.7	15.4

	December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total	Netting *	Balance Sheet Presentation
Risk management assets	$-	$4.3	$-	$4.3	$2.5	$1.8
Risk management liabilities	-	30.9	-	30.9	2.5	28.4

*
FASB Interpretation No. 39, as amended, permits the netting of risk management assets and liabilities when a legally enforceable netting agreement exists, and, when assets and liabilities are netted, requires the netting of related cash collateral positions against the net derivative positions.

- -

The determination of the fair values above incorporates various factors required under SFAS No. 157, “Fair Value Measurements.”  These factors include not only the credit standing of the counterparties involved, but also the impact of NSG's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the tables include swaps, options, and natural gas purchase contracts used to manage volatility in natural gas supply costs and gasoline and diesel fuel used by NSG’s utility vehicles.  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  Certain derivative instruments are valued using broker quotes or prices for similar contracts at the reporting date, which are Level 2 inputs.  The valuation of certain contracts also includes an adjustment related to transportation, and NSG's financial fixed price options are valued using a model, incorporating mid-market prices obtained from the NYMEX.  These contracts are also classified in Level 2.  All of NSG's risk management assets and liabilities are offset by regulatory assets or liabilities, pursuant to SFAS No. 71, as NSG's tariffs allow for full recovery from customers of prudently incurred natural gas supply costs.

Fair Value of Financial Instruments

The following table shows the financial instruments included on NSG’s Condensed Balance Sheets that are not recorded at fair value.

	June 30, 2009		December 31, 2008
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$75.3	$73.2	$75.3	$68.3

The fair value of long-term debt is estimated based on the quoted market price for the same or similar issues or on the current rates offered to NSG for debt of the same remaining maturity.

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amounts approximate fair value.

NOTE 10--REGULATORY ENVIRONMENT

2010 Rate Case

On February 25, 2009, NSG filed a request with the ICC to increase natural gas distribution rates by $22.0 million for 2010.  The filing included a 12.0% return on common equity and a common equity ratio of 56% in NSG’s regulatory capital structure.  The filing also included an overall return of 9.18%.  The proposed rate increase was requested to allow NSG to recover its forecasted 2010 cost of service and to earn a reasonable return on its investment.  NSG also requested approval of a mechanism for cost recovery of the natural gas cost component of bad debt expense.

On June 10, 2009, the ICC Staff and interveners filed direct testimony in NSG’s rate case.  The ICC Staff recommended a rate increase of approximately $10 million.  The ICC Staff’s recommendation includes an overall return of 7.49% (including a 9.79% return on common equity).  The interveners recommended a rate increase of approximately $11 million.  The interveners’ recommendation includes an overall return of 7.07%, including an 8.255% to 8.58% return on common equity.  The ICC Staff opposed the bad debt recovery mechanism.

On July 8, 2009, NSG filed rebuttal testimony in its rate case.  NSG reduced its requested increase to $20.0 million, based upon updating certain data, agreeing not to contest certain ICC Staff and intervener proposals, and a revised overall return of 9.06%, which includes a revised return on common equity of 11.87%.  NSG stated that it would withdraw its requested bad debt recovery mechanism if the Governor of Illinois were to sign pending legislation authorizing utilities to file such a mechanism outside of a rate case.  The Governor signed that legislation on July 10, 2009.

On August 4, 2009, the ICC Staff and interveners filed rebuttal testimony in NSG’s rate case.  NSG is currently reviewing the testimony to determine its impact on NSG’s rate case.

NSG expects receipt of a written order from the ICC by January 2010.

2008 Rates

On February 5, 2008, the ICC issued a final written order requiring a retail natural gas rate decrease of $0.2 million for NSG, effective February 14, 2008.  The rates for NSG reflect a 9.99% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a decoupling mechanism, effective March 1, 2008, as a four-year pilot program, which allows NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin impacts of variations in volumes.  Legislation was introduced at the Illinois state legislature to roll back decoupling but never reached a vote.  This legislation was introduced again in the first quarter of 2009.  NSG actively supports the ICC’s decision to approve this rate setting mechanism.  The order also approved an EEP, which allows NSG to recover up to $1.1 million per year of energy efficiency costs.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which clarifies the time period after the balance sheet date during which management should analyze transactions and events for potential recognition or disclosure, explains when to recognize these events in the financial statements, and describes the necessary disclosures for subsequent events.  In addition, this statement requires disclosure of the date through which subsequent events have been evaluated.  This statement was effective for the reporting period ending June 30, 2009, and had no impact on NSG’s results of operations or financial position.

SFAS No. 167, “Amendments to FASB Interpretation No 46(R),” was issued in June 2009.  This statement introduces a requirement to perform ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  In addition, this statement clarifies that the enterprise that is required to consolidate a variable interest entity will have a controlling financial interest evidenced by (1) the power to direct the activities that most significantly affect the entity’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the variable interest entity.  Additional disclosures are required regarding involvement with variable interest entities, as well as the methodology used to determine the primary beneficiary of any variable interest entities.  This standard will be effective for NSG beginning January 1, 2010.  Management is currently evaluating the impact that the adoption of SFAS No. 167 will have on the NSG’s financial statements.

SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” was issued in June 2009.  This statement creates two levels of GAAP: authoritative and nonauthoritative, and replaces the old GAAP hierarchy found in SFAS No. 162.  In addition, this statement establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles for GAAP and clarifies that rules and interpretations of the SEC are also authoritative GAAP for SEC registrants.  SFAS No. 168 is effective for NSG for the reporting period ending September 30, 2009.  This standard will change the way GAAP is referenced throughout NSG’s disclosures but will not have an impact on NSG’s results of operations or financial position.

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

The essential components of NSG's business strategy are:

Maintaining and Growing a Strong Regulated Utility Base – A strong regulated utility base is essential to maintain a strong balance sheet, predictable cash flows, a desired risk profile, and quality credit ratings, which are critical to NSG's success.  To this end, NSG continues to upgrade its natural gas distribution facilities, related systems, and processes, seeking to enhance safety, reliability, and value for NSG's customers and Integrys Energy Group's shareholders.

Integrating Resources to Provide Operational Excellence and Customer Focus – NSG is committed to integrating resources and finding the best, most efficient processes while meeting all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise, and utilizing creative solutions to meet and exceed its customers' expectations, NSG strives to provide value to Integrys Energy Group's shareholders and NSG's customers and assist in lowering costs.

Placing Strong Emphasis on Risk Management – NSG's risk management strategy includes the management of market, credit, and operational risk through the normal course of business.  Forward purchases and sales of natural gas and the use of derivative financial instruments, including commodity swaps and options, allow for opportunities to reduce the risk associated with price movement in a volatile energy market.  The risk profile related to these instruments is managed in a manner consistent with Integrys Energy Group's risk management policy, which is approved by the Integrys Energy Group Board of Directors.  The Integrys Energy Group Corporate Risk Management Group, which reports through the Chief Financial Officer, provides oversight for NSG.

Continuing Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Natural Gas Services – NSG's mission is to provide customers with the best value in natural gas services.  By effectively operating its natural gas distribution facilities, while maintaining or exceeding environmental standards, NSG is able to provide a safe, reliable, and value-priced service to its customers.  NSG concentrates its efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile, as well as managing its operations to reduce the impact it might have on the environment.

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30		% Increase	June 30		% Increase
(Millions)	2009	2008	(Decrease)	2009	2008	(Decrease)
Net income (loss)	$(0.2)	$(0.1)	100.0%	$2.7	$5.4	(50.0)%

NSG’s net income decreased $2.7 million during the six months ended June 30, 2009, compared with the same period in 2008.  As discussed in more detail below, this decrease was driven by the $2.2 million ($1.3 million after-tax) negative impact of the rate case that was effective February 14, 2008, the negative impact of the accrual of refunds to customers in January and February 2009 related to the decoupling mechanism that was first effective on March 1, 2008, and a $0.5 million ($0.3 million after-tax) increase in other expense.

NSG's results of operations for the periods ended June 30 are shown in the following table:

	Three Months Ended			Six Months Ended
	June 30		% Increase	June 30		% Increase
(Millions, except heating degree days)	2009	2008	(Decrease)	2009	2008	(Decrease)

Natural gas operating revenues	$28.0	$50.7	(44.8)%	$144.6	$182.4	(20.7)%
Natural gas purchased for resale	13.6	36.0	(62.2)%	106.7	142.7	(25.2)%
Margins	14.4	14.7	(2.0)%	37.9	39.7	(4.5)%

Operating and maintenance expense	11.6	11.8	(1.7)%	27.4	25.7	6.6%
Depreciation and amortization expense	1.6	1.7	(5.9)%	3.1	3.3	(6.1)%
Taxes other than income taxes	0.6	0.4	50.0%	1.3	1.0	30.0%
Operating income	0.6	0.8	(25.0)%	6.1	9.7	(37.1)%

Miscellaneous income	0.1	0.4	(75.0)%	0.2	0.6	(66.7)%
Interest expense	(1.0)	(1.0)	-%	(2.1)	(2.0)	5.0%
Other expense	(0.9)	(0.6)	50.0%	(1.9)	(1.4)	35.7%

Income (loss) before taxes	(0.3)	0.2	N/A	4.2	8.3	(49.4)%
Provision (benefit) for income taxes	(0.1)	0.3	N/A	1.5	2.9	(48.3)%
Net income (loss)	$(0.2)	$(0.1)	100.0%	$2.7	$5.4	(50.0)%

Throughput in therms
Residential	26.9	26.5	1.5%	119.9	125.2	(4.2)%
Commercial and industrial	4.9	5.4	(9.3)%	25.3	27.3	(7.3)%
Transport	26.3	26.3	-%	75.1	77.1	(2.6)%
Total sales in therms	58.1	58.2	(0.2)%	220.3	229.6	(4.1)%

Weather
Heating degree days	766	751	2.0%	4,084	4,167	(2.0)%

Second Quarter 2009 Compared with Second Quarter 2008

Revenue

Revenues decreased $22.7 million for the quarter ended June 30, 2009, compared with the same quarter last year.  The major factor contributing to the quarter-over-quarter change in revenues was a 63% decrease in the per-unit cost of natural gas.  This drove a $22.4 million decrease in revenues, as decreases in natural gas commodity costs are passed directly through to customers in rates.

Margin

NSG's margin decreased $0.3 million quarter-over-quarter.  This decrease was partially driven by a $0.1 million decrease due to the lower recovery of period-over-period expenditures related to the cleanup of former manufactured gas plant sites, as well as various individually insignificant factors.  The decrease in margin related to environmental cleanup was offset by a decrease in operating expenses due to the amortization of the related regulatory asset and, therefore, had no impact on net income.

Operating Income

Operating income decreased $0.2 million, driven by the quarter-over-quarter decrease in margin.

Other Expense

Other expense increased $0.5 million period-over-period, primarily due to decreased interest income on cash investments.

Provision for Income Taxes

	Three Months Ended June 30
	2009	2008
Effective Tax Rate	33.3%	150.0%

The change in the effective tax rate for the second quarter of 2009 compared with the second quarter of 2008 was due to an adjustment related to uncertain tax positions arising from IRS examination activities that were concluded during the second quarter of 2008.

Six Months 2009 Compared with Six Months 2008

Revenue

Revenues decreased $37.8 million for the six months ended June 30, 2009, compared with the same period last year.  The major factors contributing to the period-over-period change in revenues were as follows:

•
The per-unit cost of natural gas decreased 21.8% period-over-period.  This drove a $30.7 million decrease in revenues, as decreases in natural gas commodity costs are passed directly through to customers in rates.

•	Revenues decreased $4.3 million period-over-period due to the impact of weather that was 2.0% warmer than the same period in 2008.

•	A decrease in revenues of $2.7 million resulted from a decrease in weather-normalized sales volumes, attributed primarily to a general slowdown in the economy.

•	Revenues decreased $2.2 million due to the negative impact of the rate case that was effective February 14, 2008.

•
Partially offsetting the decreases above was an increase of $1.4 million due to NSG's recovery of higher period-over-period expenditures related to the cleanup of former manufactured gas plant sites.  This increase in revenues was offset by an increase in operating expenses due to the amortization of the related regulatory asset and, therefore, had no impact on net income.

Margin

NSG's margin decreased $1.8 million period-over-period, primarily due to the $2.2 million negative rate case impact.  The remaining decrease in margin is primarily attributed to the negative impact of the accrual of refunds to customers in January and February 2009 related to the decoupling mechanism that was implemented on March 1, 2008.  Partially offsetting these decreases was the $1.4 million period-over-period increase in the recovery of environmental costs in rates.

Operating Income

Operating income decreased $3.6 million, driven by the $2.2 million negative rate case impact, and the negative impact of the accrual of refunds to customers in January and February 2009 related to the decoupling mechanism.

Operating and maintenance expense increased $1.7 million, primarily driven by the $1.4 million increase in the amortization of the regulatory asset related to cleanup costs of manufactured gas plant sites, as well as higher EEP expenses.  Both the amortization of the regulatory asset and the increased EEP costs are offset by an equal amount recovered in revenues.  Therefore, these items had no impact on operating income.

Other Expense

Other expense increased $0.5 million period-over-period, primarily due to decreased interest income on cash investments and lower interest on amounts recoverable from customers.

Provision for Income Taxes

	Six Months Ended June 30
	2009	2008
Effective Tax Rate	35.7%	34.9%

The change in the effective tax rate period-over-period was primarily due to a higher annual effective tax rate in 2009, based on projected net income, compared with 2008.  This increase was partially offset by an adjustment related to uncertain tax positions in the second quarter of 2008.

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

Operating Cash Flows

During the six months ended June 30, 2009, net cash provided by operating activities was $51.6 million, compared with $42.8 million for the same period in 2008.  The $8.8 million period-over-period increase was mainly driven by a $6.7 million increase in cash related to lower working capital requirements, primarily due to a $41.3 million decrease in accounts receivable and accrued unbilled revenues during the six months ended June 30, 2009, compared with a $19.6 million decrease during the same period in 2008.  This difference was driven by lower revenues during the second quarter of 2009 compared with the second quarter of 2008, primarily the result of lower natural gas prices.  Partially offsetting this change was a $10.5 million decrease in accounts payable during the six months ended June 30, 2009, compared with a $2.4 million increase in accounts payable over the same period in 2008, also primarily the result of lower natural gas prices.

Investing Cash Flows

Net cash used for investing activities decreased $14.4 million, from $30.0 million for the six months ended June 30, 2008, to $15.6 million for the six months ended June 30, 2009, primarily due to a $15.8 million decrease in notes receivable from PGL during the six months ended June 30, 2009, compared with the same period in 2008.

Financing Cash Flows

Net cash used for financing activities increased $3.2 million, from $12.8 million during the six months ended June 30, 2008, to $16.0 million during the six months ended June 30, 2009.  The increase was primarily due to a $6.1 million increase in dividends paid on common stock, partially offset by a $2.9 million period-over-period decrease in the repayment of related-party loans.  The dividend payments and the repayments of related-party loans were made possible by cash provided by operating activities.

Credit Ratings

The current credit ratings for NSG are listed in the table below.

	Standard & Poor's	Moody's
Issuer credit rating	BBB+	A3
Senior secured debt	A	A2

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating.

On June 9, 2009, Moody’s lowered the senior secured debt rating for NSG from "A1" to "A2."  According to Moody’s, the downgrade reflects the risk that NSG’s internal cash flow could be pressured to support Integrys Energy Group’s continuing cash needs and that near-term financial metrics will be negatively impacted by reduced demand for energy.  Also, Moody’s assigned NSG an "A3" issuer credit rating.

On March 5, 2009, Standard & Poor’s lowered the issuer credit rating for NSG from "A-" to "BBB+."  According to Standard and Poor’s, the downgrade reflects Integrys Energy Group’s weak financial measures that do not support an "A" category credit profile.  Standard and Poor’s also stated that the downgrade reflects the changes to Integrys Energy Group’s business and financial risk profiles.  Standard & Poor’s revised Integrys Energy Group’s business risk profile to excellent from strong and changed its financial risk profile to aggressive from intermediate.  The change in the business risk profile reflected Integrys Energy Group’s strategy change with respect to Integrys Energy Services and helped to moderate the downgrade.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of NSG as of June 30, 2009:

		Payments Due By Period
(Millions)	Total Amounts Committed	2009	2010-2011	2012-2013	2014 and Thereafter

Long-term debt principal and interest payments (1)	$112.4	$1.9	$7.5	$52.7	$50.3
Commodity purchase obligations (2)	98.1	9.2	38.1	33.2	17.6
Purchase orders (3)	3.3	3.3	-	-	-
Pension and other postretirement funding obligations (4)	32.6	5.7	11.8	9.6	5.5
Total contractual cash obligations	$246.4	$20.1	$57.4	$95.5	$73.4

(1)	Represents bonds issued by NSG. NSG records all principal obligations on the balance sheet.

(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and construction obligations.

(4)	Obligations for certain pension and other postretirement benefit plans cannot reasonably be estimated beyond 2011.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $118.1 million at June 30, 2009, as the amount and timing of payments are uncertain.  See Note 7, "Commitments and Contingencies," for more information.  In addition, the table does not reflect any payments for the June 30, 2009, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 6, "Income Taxes," for more information about this liability.

Capital Requirements

Net construction expenditures for NSG for the three-year period 2009 through 2011 are expected to be $49.4 million.  The largest of these expenditures relates to NSG's natural gas pipe distribution system.  All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

As of June 30, 2009, NSG was in compliance with all covenants relating to outstanding long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.

NSG's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.  In addition, covenants and other provisions restrict the payment of cash dividends and the purchase or redemption of capital stock.  At June 30, 2009, such restrictions require NSG to maintain a minimum balance in retained earnings of $6.9 million.

NSG plans to meet its capital requirements for the period 2009 through 2011 primarily through internally generated funds, debt financings, and equity infusions.  Management believes NSG has adequate financial flexibility and resources to meet its future needs.  See "Other Future Considerations," for additional information.

NSG has the ability to borrow up to $50.0 million from PEC and up to $50.0 million from PGL.  At June 30, 2009, NSG had no borrowings outstanding with PEC or PGL under these debt agreements.

Other Future Considerations

Impact of Financial Market Turmoil

As widely reported, the financial markets and overall economies in the United States and abroad have been undergoing a period of significant uncertainty and volatility.  As a result of recent events, NSG's management has placed increased emphasis on monitoring the risks associated with the current credit market environment.  While the impact of continued market volatility and the extent and impacts of any economic downturn cannot be predicted, management currently believes that NSG has sufficient operating flexibility and access to funding sources to maintain adequate amounts of liquidity.

The recent volatility in global capital markets has led to a reduction in the current market value of NSG's share of long-term investments held in the pension benefit plan trusts sponsored by IBS and the other postretirement benefit plan trusts sponsored by PEC.  The decline in asset value of the plans will likely result in higher pension and other postretirement benefit expenses, and additional future funding requirements.

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

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law. SB 1918 contains a provision that allows NSG to file a rider to recover (or refund) the incremental difference between the uncollectible expense approved in the last rate case and the actual uncollectible expense per the income statement.  This rider will be retroactive to 2008 and is expected to mitigate the impacts of uncollectible accounts on NSG’s financial condition, results of operations, and cash flows from operations.

Customer Usage

Due to the general economic slowdown and the increased focus on energy efficiency, sales volumes excluding the impact of weather have been decreasing at NSG.  In certain jurisdictions, decoupling mechanisms have been implemented, which allow utilities to adjust rates going forward to recover or refund the differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanisms do not adjust for changes in volume resulting from changes in customer count.  Decoupling was approved for residential and small commercial sales by the ICC on a four-year trial basis, effective March 1, 2008.  Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC's approval.  NSG is actively supporting the ICC's decision to approve decoupling.  See Note 10, "Regulatory Environment," for more information.

American Recovery and Reinvestment Act of 2009

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law.  ARRA contains various provisions intended to stimulate the economy.  Included in ARRA are several tax provisions that may affect NSG.  Most notably, a provision of ARRA provides NSG with additional opportunities to claim tax deductions for bonus depreciation for certain assets placed in service during 2009, extending the bonus depreciation period established by the Economic Stimulus Act of 2008.  The additional first year deduction for bonus depreciation is estimated to be substantial.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

NSG's management, with the participation of NSG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of NSG's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report and has concluded that, as of the end of such period, NSG's disclosure controls and procedures were effective to ensure that information required to be disclosed by NSG in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to NSG's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in NSG's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A.     Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of NSG’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.     Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, North Shore Gas Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company

Date: August 5, 2009	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and
Chief Accounting Officer)

NORTH SHORE GAS COMPANY
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

Exhibit
Number	Description of Document

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company