Form 10-Q
period 2009-09-30
NORTH SHORE GAS CO /IL/
filed 2009-11-05
CIK 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  3,625,887 shares of common stock, without par value, outstanding at November 4, 2009, all of which were held, beneficially and of record, by Peoples Energy Corporation, a wholly owned subsidiary of Integrys Energy Group, Inc.

NORTH SHORE GAS COMPANY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Page
EXHIBIT INDEX		27

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company

Commonly Used Acronyms

ASC	Accounting Standards Codification
EEP	Enhanced Efficiency Program
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
LIFO	Last-in, first-out
N/A	Not Applicable
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards

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
●
The impact of recent and future federal, state, and local regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the natural gas utility industry and future initiatives to address concerns about global climate change, changes in environmental, tax, and other laws and regulations to which NSG is subject, as well as changes in the application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings, or inquiries, including, but not limited to, manufactured gas plant site cleanup and reconciliation of revenues from the Gas Charge (as defined in Note 7, “Commitments and Contingencies”) and related natural gas costs;

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

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions)	2009	2008	2009	2008

Natural gas operating revenues	$21.9	$33.2	$166.5	$215.6

Natural gas purchased for resale	9.4	20.8	116.1	163.5
Operating and maintenance expense	9.3	9.3	36.7	35.0
Depreciation and amortization expense	1.6	2.0	4.7	5.3
Taxes other than income taxes	0.6	0.5	1.9	1.5
Operating income	1.0	0.6	7.1	10.3

Miscellaneous income	0.1	0.1	0.3	0.7
Interest expense	(1.1)	(1.1)	(3.2)	(3.1)
Other expense	(1.0)	(1.0)	(2.9)	(2.4)

Income (loss) before taxes	-	(0.4)	4.2	7.9
Provision for income taxes	-	-	1.5	2.9
Net income (loss)	$-	$(0.4)	$2.7	$5.0

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2009	2008

Assets
Cash and cash equivalents	$11.8	$0.1
Accounts receivable and accrued unbilled revenues, net of reserves of $1.8 and $1.7, respectively	13.7	63.5
Natural gas in storage, primarily at LIFO	18.7	8.8
Assets from risk management activities	1.2	1.8
Regulatory assets	16.6	32.3
Other current assets	2.5	1.6
Current assets	64.5	108.1

Property, plant, and equipment, net of accumulated depreciation of $164.0 and $160.2, respectively	250.1	245.8
Regulatory assets	132.2	128.3
Other long-term assets	2.0	1.4
Total assets	$448.8	$483.6

Liabilities and Shareholder's Equity
Accounts payable	$16.6	$26.6
Payables to related parties	9.6	6.7
Notes payable to related parties	-	9.0
Liabilities from risk management activities	6.8	26.7
Accrued taxes	1.3	6.1
Customer credit balances	6.3	6.5
Regulatory liabilities	13.9	8.1
Other current liabilities	7.8	7.8
Current liabilities	62.3	97.5

Long-term debt	75.3	75.3
Deferred income taxes	44.1	41.0
Environmental remediation liabilities	106.0	101.4
Pension and other postretirement benefit obligations	30.7	32.5
Asset retirement obligations	25.2	24.2
Other long-term liabilities	8.3	9.6
Long-term liabilities	289.6	284.0

Commitments and contingencies

Common stock - without par value, 5,000,000 shares authorized; 3,625,887 shares issued and outstanding	24.8	24.8
Retained earnings	72.2	77.4
Accumulated other comprehensive loss	(0.1)	(0.1)
Total liabilities and shareholder's equity	$448.8	$483.6

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF CAPITALIZATION (Unaudited)			September 30	December 31
(Millions, except share amounts)			2009	2008

Common stock equity
Common stock, without par value, 5,000,000 shares authorized,
3,625,887 shares outstanding			$24.8	$24.8
Accumulated other comprehensive loss			(0.1)	(0.1)
Retained earnings			72.2	77.4
Total common stock equity			96.9	102.1

Long-term debt
First mortgage bonds
Series		Year Due
M	5.000%	2028	28.8	28.8
N-2	4.625%	2013	40.0	40.0
O	7.000%	2013	6.5	6.5
Total long-term debt			75.3	75.3
Total capitalization			$172.2	$177.4

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2009	2008

Operating Activities
Net income	$2.7	$5.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	4.7	5.3
Bad debt expense	1.5	1.6
Deferred income taxes	2.9	3.3
Pension and other postretirement expense	3.3	3.1
Pension and other postretirement funding	(4.5)	(1.1)
Other, net	0.9	(0.1)
Changes in -
Accounts receivable and accrued unbilled revenues	48.6	29.2
Natural gas in storage	(9.9)	(17.7)
Other current assets	(5.1)	(0.6)
Accounts payable	(7.6)	(4.5)
Accrued taxes	(4.8)	0.8
Other current liabilities	6.0	(7.2)
Net cash provided by operating activities	38.7	17.1

Investing Activities
Capital expenditures	(10.1)	(6.4)
Proceeds from sale of property	0.2	-
Other	(0.1)	-
Net cash used for investing activities	(10.0)	(6.4)

Financing Activities
Net payments of short-term debt to related parties	(9.0)	(7.1)
Dividends to parent	(8.0)	(3.6)
Net cash used for financing activities	(17.0)	(10.7)
Net change in cash and cash equivalents	11.7	-
Cash and cash equivalents at beginning of period	0.1	-
Cash and cash equivalents at end of period	$11.8	$-

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

The Condensed Financial Statements are unaudited, but, in management’s opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements.  Subsequent events at NSG were evaluated for potential recognition or disclosure through November 4, 2009, which is the date the financial statements were issued.  Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2009.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the NSG Condensed Statements of Cash Flows:

	Nine Months Ended September 30
(Millions)	2009	2008
Cash paid for interest	$2.0	$2.9
Cash paid (received) for income taxes	1.6	(3.4)

NOTE 3--RISK MANAGEMENT ACTIVITIES

NSG uses derivative instruments to manage commodity costs.  None of these derivatives are designated as hedges for accounting purposes.  The derivatives include natural gas purchase contracts as well as financial derivative contracts (commodity swaps and options) used to mitigate the risks associated with the market price volatility of natural gas supply costs and the costs of gasoline and diesel fuel used by NSG’s utility vehicles.

		Risk Management Assets
		September 30, 2009			December 31, 2008
(Millions)	Classification	Gross Derivative Position	Netting *	Balance Sheet Presentation	Gross Derivative Position	Netting *	Balance Sheet Presentation
Non-hedge derivatives
Commodity contracts	Current	$1.9	$0.7	$1.2	$4.3	$2.5	$1.8
Commodity contracts	Other Long-term	0.7	0.1	0.6	-	-	-
Total		$2.6	$0.8	$1.8	$4.3	$2.5	$1.8

		Risk Management Liabilities
		September 30, 2009			December 31, 2008
(Millions)	Classification	Gross Derivative Position	Netting *	Balance Sheet Presentation	Gross Derivative Position	Netting *	Balance Sheet Presentation
Non-hedge derivatives
Commodity contracts	Current	$7.5	$0.7	$6.8	$29.2	$2.5	$26.7
Commodity contracts	Other Long-term	0.2	0.1	0.1	1.7	-	1.7
Total		$7.7	$0.8	$6.9	$30.9	$2.5	$28.4

*
FASB ASC 815-10-45 permits the netting of risk management assets and liabilities when a legally enforceable netting agreement exists, and, when assets and liabilities are netted, requires the netting of related cash collateral positions against the net derivative positions.

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

NSG's tariffs allow for full recovery from its customers of prudently incurred natural gas supply costs, including gains or losses on derivative instruments.  These derivatives are marked to fair value; the resulting risk management assets are offset with regulatory liabilities or decreases to regulatory assets, and risk management liabilities are offset with regulatory assets or decreases to regulatory liabilities.  Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers in rates.

The table below shows the net unrealized gains (losses) recorded on the balance sheet related to derivatives at NSG.

(Millions)	Balance Sheet Presentation	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Commodity contracts	Balance Sheet – Regulatory assets (current)	$8.6	$19.6
Commodity contracts	Balance Sheet – Regulatory assets (long-term)	0.9	1.7
Commodity contracts	Balance Sheet – Regulatory liabilities (long-term)	(0.1)	(0.1)

At September 30, 2009, NSG had the following notional volumes of outstanding derivative contracts:

Purchases
Natural gas (millions of therms)	92.5
Petroleum products (barrels)	1,985

Certain of NSG's derivative commodity instruments contain provisions that could require the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings.  The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at September 30, 2009, was $7.7 million.  NSG had not posted any cash collateral related to the credit-risk related contingent features of these commodity instruments.  If all of the credit-risk related contingent features contained in commodity derivative instruments had been triggered at September 30, 2009, NSG would have been required to post collateral of $5.6 million.

NOTE 4--NATURAL GAS IN STORAGE

NSG prices natural gas storage injections at the calendar year average of the cost of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit.  At September 30, 2009, all LIFO layers were replenished and the LIFO liquidation balance was zero.

NOTE 5--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of NSG through September 30, 2009.

(Millions)
Asset retirement obligations at December 31, 2008	$24.2
Accretion	1.0
Asset retirement obligations at September 30, 2009	$25.2

NOTE 6--INCOME TAXES

NSG’s effective tax rate for the three and nine months ended September 30, 2009, was 0% and 35.7%, respectively.  NSG’s effective tax rate for the three and nine months ended September 30, 2008, was 0% and 36.7%, respectively.  There was no provision for income taxes recorded for the quarters ended September 30, 2009 and 2008, due to insignificant income (loss) before taxes realized for each of the quarters.

NSG calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items.

For the three and nine months ended September 30, 2009, there was no significant change in NSG’s liability for uncertain tax positions.

NOTE 7--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

NSG routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  NSG has obligations to distribute and sell natural gas to customers, and expects to recover costs related to these obligations in future customer rates.  As of September 30, 2009, NSG had obligations related to natural gas supply and transportation contracts totaling $94.1 million, some of which extend through 2017.

NSG also has commitments in the form of purchase orders issued to various vendors, which totaled $5.6 million at September 30, 2009.

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

NSG is addressing five manufactured gas plant sites, including one site described in more detail below.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at NSG.  NSG estimated and accrued for $106.0 million of future undiscounted investigation and cleanup costs for all sites as of September 30, 2009.  NSG may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  NSG recorded a regulatory asset of $112.8 million, which is net of insurance recoveries received of $8.3 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of September 30, 2009.

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

The EPA identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation (GM), and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and GM, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action in August 2005.  NSG has met its financial assurance requirement in the form of a net worth test while GM met the requirement by providing a performance and payment bond in favor of the EPA.  As a result of the GM bankruptcy filing, the EPA has contacted the surety and the surety has stated that it will provide the EPA access to the surety bond funds which are expected to fund a significant portion of GM’s liability.  The potential exposure related to the GM bankruptcy that is not expected to be covered by the bond proceeds has been reflected in the accrual identified above.  Operation of the groundwater treatment unit began in September 2008 and was operating at full capacity as of July 2009.

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

With respect to the conservation and weatherization funding, as of September 30, 2009, $0.6 million remained unpaid, of which $0.2 million was included in other current liabilities, and $0.4 million was included in other long-term liabilities.  Under the reconnection program, NSG reconnected customers who participated in the program and took other steps NSG believed were required by the agreement.  The AG and Chicago have indicated that they believe the terms of the reconnection program are broader than what NSG implemented.  Management believes that NSG has fully complied with the reconnection program obligations of the settlement agreement.

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

Class Action

In February 2004, a purported class action suit was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities’ fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On July 30, 2008, the plaintiffs filed a motion for class certification and PEC responded in opposition of this motion.  On October 20, 2009, the court held a hearing on the plaintiffs’ motion for class certification and set November 18, 2009 as the date for ruling on the motion.

NOTE 8--EMPLOYEE BENEFIT PLANS

The following table shows the components of NSG's net pension and other postretirement benefit costs:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30		Nine Months EndedSeptember 30		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$0.3	$0.3	$0.9	$0.9	$0.2	$0.2	$0.6	$0.6
Interest cost	0.4	0.4	1.4	1.3	0.3	0.3	0.7	0.7
Expected return on plan assets	(0.3)	(0.3)	(0.9)	(0.9)	-	-	(0.1)	(0.1)
Amortization of transition obligation	-	-	-	-	-	-	0.1	0.1
Amortization of prior service cost	-	-	0.1	0.1	-	-	-	-
Amortization of net actuarial loss	0.1	-	0.2	0.1	-	-	-	0.1
Net periodic benefit cost	0.5	0.4	1.7	1.5	0.5	0.5	1.3	1.4
Effect of lump sum settlements upon retirement	0.1	0.1	0.3	0.2	-	-	-	-
Net benefit cost	$0.6	$0.5	$2.0	$1.7	$0.5	$0.5	$1.3	$1.4

NSG records transition obligations, prior service costs, and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the nine months ended September 30, 2009, $4.0 million of contributions were made to the pension plans and $0.5 million of contributions were made to the other postretirement benefit plans.  NSG does not expect to contribute additional amounts to its pension plans during the remainder of 2009.  NSG expects to contribute $1.5 million to its other postretirement benefit plans during the remainder of 2009.

NOTE 9--FAIR VALUE

Fair Value Measurements

The following tables show NSG's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	September 30, 2009
(Millions)	Level 1	Level 2	Level 3	Total	Netting *	Balance Sheet Presentation
Risk management assets	$0.1	$2.5	$-	$2.6	$0.8	$1.8
Risk management liabilities	-	7.7	-	7.7	0.8	6.9

	December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total	Netting *	Balance Sheet Presentation
Risk management assets	$-	$4.3	$-	$4.3	$2.5	$1.8
Risk management liabilities	-	30.9	-	30.9	2.5	28.4

*
FASB ASC 815-10-45 permits the netting of risk management assets and liabilities when a legally enforceable netting agreement exists, and, when assets and liabilities are netted, requires the netting of related cash collateral positions against the net derivative positions.

The determination of the fair values above incorporates various factors required under the Fair Value Measurements and Disclosures Topic of the FASB ASC.  These factors include not only the credit standing of the counterparties involved, but also the impact of NSG's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the tables include swaps, options, and natural gas purchase contracts used to manage volatility in natural gas supply costs and the costs of gasoline and diesel fuel used by NSG’s utility vehicles.  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  Certain derivative instruments are valued using broker quotes or prices for similar contracts at the reporting date, which are Level 2 inputs.  The valuation of certain contracts also includes an adjustment related to transportation, and NSG's financial fixed price options are valued using a model, incorporating mid-market prices obtained from the NYMEX.  These contracts are also classified in Level 2.  All of NSG's risk management assets and liabilities are offset by regulatory assets or liabilities, as NSG's tariffs allow for full recovery from customers of prudently incurred natural gas supply costs.

Fair Value of Financial Instruments

The following table shows the financial instruments included on NSG’s Condensed Balance Sheets that are not recorded at fair value.

	September 30, 2009		December 31, 2008
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$75.3	$77.4	$75.3	$68.3

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

On June 10, 2009, the ICC Staff and interveners filed direct testimony in NSG’s rate case.  The ICC Staff recommended a rate increase of approximately $10 million.  Based on the return on common equity and other adjustments, the ICC Staff’s recommendation includes an overall return of 7.49% (including a 9.79% return on common equity).  Based on the return on common equity and other adjustments, the interveners recommended a rate increase of approximately $11 million.  The interveners’ recommendation includes an overall return of 7.07%, including an 8.255% to 8.58% return on common equity.  The ICC Staff opposed the bad debt recovery mechanism.

On July 8, 2009, NSG filed rebuttal testimony in its rate case.  NSG reduced its requested increase to $20.0 million, based upon updating certain data, agreeing not to contest certain ICC Staff and intervener proposals, and a revised overall return of 9.06%, which includes a revised return on common equity of 11.87%.  NSG withdrew its requested bad debt recovery mechanism when the Governor of Illinois signed Illinois Senate Bill (SB) 1918 in July 2009.  SB 1918 contains a provision that allows NSG to file a rider to recover (or refund) the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense per the income statement.  As management concluded it was probable of recovery, NSG began recording the effects of this provision in the third quarter.  NSG filed this rider with the ICC in September 2009, and the ICC must act on the filing by March 2010.

On August 4, 2009, the ICC Staff and interveners filed rebuttal testimony in NSG’s rate case.  Based on the return on common equity and other adjustments, the ICC Staff’s rebuttal testimony (as amended) recommended an increase of $13.5 million for NSG.  On August 17, 2009, NSG filed surrebuttal testimony further reducing its request to $18.1 million, primarily to reflect additional updated costs.  Hearings were held August 24, 2009, through August 28, 2009.  Briefs were filed September 29, 2009, in which the ICC Staff adjusted their recommendation to $12.2 million.  Reply briefs were filed October 9, 2009, and a proposed order is due from the Administrative Law Judges on November 6, 2009.

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

NOTE 12--NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position (FSP) No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," (now incorporated as part of FASB ASC 715-20) was issued in December 2008.  This amendment to previously issued GAAP requires additional disclosures about plan assets.  These disclosures include:  a description of investment policies and strategies, disclosures of the fair value of each major category of plan assets, information about the fair value measurements of plan assets, and disclosures about significant concentrations of risk in plan assets.  This guidance is effective for NSG for the reporting period ending December 31, 2009, and will result in expanded disclosures related to postretirement benefit plan assets.

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

SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” was issued in June 2009.  This statement creates two levels of GAAP: authoritative and nonauthoritative, and replaces the old GAAP hierarchy found in SFAS No. 162.  In addition, this statement establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles for GAAP and clarifies that rules and interpretations of the SEC are also authoritative GAAP for SEC registrants.  SFAS No. 168 was effective for NSG for the reporting period ending September 30, 2009.  This standard changed the way GAAP is referenced throughout NSG’s disclosures but did not have an impact on NSG’s results of operations or financial position.

Accounting Standards Update (ASU) 2009-5, “Measuring Liabilities at Fair Value,” was issued in August 2009.  This amendment to the FASB Accounting Standards CodificationTM provides additional guidance for measuring the fair value of a liability under FASB ASC 820, “Fair Value Measurements and Disclosures.”  Under this amendment, when there is a lack of observable market information the fair value of a liability should be measured using a quoted price for an identical or similar liability when traded as an asset, or another valuation technique consistent with the principles found in FASB ASC 820.  If a liability is restricted from being traded, entities are not required to include separate inputs or adjustments to inputs in the valuation related to the existence of that restriction.  This guidance is effective for NSG for the reporting period ending December 31, 2009.  Management does not expect the adoption to have a significant impact on NSG’s consolidated financial statements.

ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” was issued in September 2009.  This guidance permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share if that value is calculated in accordance with the principles of FASB ASC 946, “Financial Services – Investment Companies,“ as of the entity’s measurement date.  This guidance also requires additional disclosures about the attributes of investments within the scope of the amendments.  This guidance is effective for the reporting period ending December 31, 2009.  Management is currently evaluating the impact that the adoption will have on NSG’s consolidated financial statements.

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

RESULTS OF OPERATIONS

	Three Months Ended		%	Nine Months Ended		%
	September 30		Increase	September 30		Increase
(Millions)	2009	2008	(Decrease)	2009	2008	(Decrease)
Net income (loss)	$-	$(0.4)	(100.0)%	$2.7	$5.0	(46.0)%

Financial Results Summary – Third Quarter 2009 Compared with Third Quarter 2008

The net loss at NSG decreased $0.4 million, to no net income (loss) for the quarter ended September 30, 2009, from a net loss of $0.4 million for the same quarter in 2008.  The significant factor impacting the decrease in net loss (and discussed in more detail thereafter) was the decrease in depreciation and amortization expense driven by lower dismantling costs.

Financial Results Summary – Nine Months 2009 Compared with Nine Months 2008

Net income at NSG decreased $2.3 million, to $2.7 million for the nine months ended September 30, 2009, from $5.0 million for the same period in 2008.  The significant factor impacting the decrease in earnings (and discussed in more detail below) was the negative impact of the rate order that was effective
February 14, 2008.

	Three Months Ended		%	Nine Months Ended		%
	September 30		Increase	September 30		Increase
(Millions, except heating degree days)	2009	2008	(Decrease)	2009	2008	(Decrease)

Natural gas operating revenues	$21.9	$33.2	(34.0)%	$166.5	$215.6	(22.8)%
Natural gas purchased for resale	9.4	20.8	(54.8)%	116.1	163.5	(29.0)%
Margins	12.5	12.4	0.8%	50.4	52.1	(3.3)%

Operating and maintenance expense	9.3	9.3	-%	36.7	35.0	4.9%
Depreciation and amortization expense	1.6	2.0	(20.0)%	4.7	5.3	(11.3)%
Taxes other than income taxes	0.6	0.5	20.0%	1.9	1.5	26.7%

Operating income	1.0	0.6	66.7%	7.1	10.3	(31.1)%

Miscellaneous income	0.1	0.1	-%	0.3	0.7	(57.1)%
Interest expense	(1.1)	(1.1)	-%	(3.2)	(3.1)	3.2%
Other expense	(1.0)	(1.0)	-%	(2.9)	(2.4)	20.8%

Income (loss) before taxes	-	(0.4)	(100.0)%	4.2	7.9	(46.8)%
Provision for income taxes	-	-	-%	1.5	2.9	(48.3)%

Net income (loss)	$-	$(0.4)	(100.0)%	$2.7	$5.0	(46.0)%

Throughput in therms
Residential	14.2	14.1	0.7%	134.1	139.3	(3.7)%
Commercial and industrial	2.8	2.9	(3.4)%	28.1	30.2	(7.0)%
Transport	20.9	21.0	(0.5)%	96.0	98.2	(2.2)%
Total sales in therms	37.9	38.0	(0.3)%	258.2	267.7	(3.5)%

Weather
Heating degree days	82	53	54.7%	4,166	4,220	(1.3)%

Third Quarter 2009 Compared with Third Quarter 2008

Revenues

Revenue decreased $11.3 million quarter-over-quarter, driven by an approximate 56% decrease in the per-unit cost of natural gas sold in the third quarter of 2009, compared with the same quarter in 2008.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

Margins

Margin was substantially unchanged for the quarter ended September 30, 2009, as compared with the same quarter in 2008, with only a $0.1 million increase in margin quarter-over-quarter.

Operating Income

Operating income increased $0.4 million quarter-over-quarter, driven by a decrease in depreciation and amortization expense.  The decrease in depreciation and amortization expense resulted from lower dismantling costs at NSG.  Dismantling costs are recorded to depreciation expense when incurred.

Nine Months 2009 Compared with Nine Months 2008

Revenues

Revenue decreased $49.1 million period-over-period, driven by:

•
An approximate $42 million decrease in revenue as a result of an approximate 26% decrease in the per-unit cost of natural gas sold during the nine months ended September 30, 2009, compared with the same period in 2008.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•	An approximate $4 million decrease in revenue from warmer period-over-period weather during the heating season as evidenced by the 1.3% decrease in heating degree days.

•
An approximate $3 million decrease in revenue as a result of a decrease in weather-normalized natural gas throughput volumes, attributed primarily to the negative impact of the general economic slowdown.

•
An approximate $2 million decrease related to the negative impact of the rate order that was effective February 14, 2008.  Lower volumetric rates under this rate order were fully in place for all of 2009, resulting in this decrease in revenue.

•	The decrease in revenue was partially offset by a $1.4 million increase in revenue from higher recovery of environmental cleanup expenditures related to former manufactured gas plant sites.

Margins

Margin decreased $1.7 million period-over-period, primarily due to:

•
An approximate $2 million decrease related to the negative impact of the rate order that was effective February 14, 2008.  Lower volumetric rates under this rate order were fully in place for all of 2009, resulting in this decrease in margin.

•
An approximate $1 million decrease driven by the accrual of refunds to customers in January and February 2009 related to the decoupling mechanism that was implemented on March 1, 2008.  The decoupling mechanism was fully in place for all of 2009 resulting in this decrease in margin.

•
The decrease in margin was partially offset by a $1.4 million increase due to higher recovery of environmental cleanup expenditures related to former manufactured gas plant sites.  This increase in margin was offset by an increase in operating expense due to the amortization of the related regulatory asset and, therefore, had no impact on earnings.

Operating Income

Operating income decreased $3.2 million period-over-period, driven by the $1.7 million decrease in margin and a $1.7 million increase in operating and maintenance expenses.  The increase in operating and maintenance expense was driven by the $1.4 million increase in the amortization of the regulatory asset related to environmental cleanup expenditures of former manufactured gas plant sites.  These costs were recovered from customers in rates.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Effective Tax Rate	-%	-%	35.7%	36.7%

Third Quarter 2009 Compared with Third Quarter 2008

There was no provision for income taxes recorded for the quarters ending September 30, 2009 and 2008, due to insignificant income (loss) before taxes realized for each of the quarters.

Nine Months 2009 Compared with Nine Months 2008

The decrease in the effective tax rate for the nine months ended September 30, 2009, compared with the same period in 2008, was primarily due to an adjustment related to uncertain tax positions.  This adjustment was partially offset by a higher annual effective tax rate in 2009 based on projected net income, compared with 2008.

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

Operating Cash Flows

During the nine months ended September 30, 2009, net cash provided by operating activities was $38.7 million, compared with $17.1 million for the same period in 2008.  The $21.6 million period-over-period increase in cash provided by operating activities was primarily driven by:

•
A $27.2 million increase related to lower working capital requirements, primarily due to a $19.4 million period-over-period increase in cash provided by collections on accounts receivable and accrued unbilled revenues, driven by the impact that higher natural gas prices and colder weather at the end of calendar 2008 had on the overall change in accounts receivable balances.  Also contributing to the lower working capital requirements was a $7.8 million decrease in cash used to purchase natural gas in storage driven by lower natural gas prices and a decrease in the amount of natural gas injected into storage during the nine months ended September 30, 2009, compared with the same period in 2008.

•	Partially offsetting these increases in cash provided by operating activities was a $3.4 million increase in pension and other postretirement funding.

Investing Cash Flows

Net cash used for investing activities increased $3.6 million, from $6.4 million for the nine months ended September 30, 2008, to $10.0 million for the nine months ended September 30, 2009, primarily due to an increase in cash used to fund capital expenditure projects related to NSG’s natural gas pipe distribution system.

Financing Cash Flows

Net cash used for financing activities increased $6.3 million, from $10.7 million during the nine months ended September 30, 2008, to $17.0 million during the nine months ended September 30, 2009.  The increase in cash used was primarily due to a $4.4 million increase in dividends paid to NSG’s parent, as well as a $1.9 million increase in the repayment of related-party short-term debt.  The dividend payments and the repayments of related-party short-term debt were made possible by the increase in net cash provided by operating activities.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of NSG as of September 30, 2009:

		Payments Due By Period
(Millions)	Total Amounts Committed	2009	2010-2011	2012-2013	2014 and Thereafter

Long-term debt principal and interest payments (1)	$111.4	$0.9	$7.5	$52.7	$50.3
Commodity purchase obligations (2)	94.1	5.2	38.1	33.2	17.6
Purchase orders (3)	5.6	5.6	-	-	-
Pension and other postretirement funding obligations (4)	28.4	1.5	11.8	9.6	5.5
Total contractual cash obligations	$239.5	$13.2	$57.4	$95.5	$73.4

(1)	Represents bonds issued by NSG. NSG records all principal obligations on the balance sheet.
(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.
(3)	Includes obligations related to normal business operations and construction obligations.
(4)	Obligations for certain pension and other postretirement benefit plans cannot reasonably be estimated beyond 2011.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $106.0 million at September 30, 2009, as the amount and timing of payments are uncertain.  See Note 7, "Commitments and Contingencies," for more information.  In addition, the table does not reflect any payments for the September 30, 2009, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 6, "Income Taxes," for more information about this liability.

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

Capital Resources

As of September 30, 2009, NSG was in compliance with all covenants related to outstanding long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.

NSG's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.  In addition, covenants and other provisions restrict the payment of cash dividends and the purchase or redemption of capital stock.  At September 30, 2009, such restrictions require NSG to maintain a minimum balance in retained earnings of $6.9 million.

NSG plans to meet its capital requirements for the period 2009 through 2011 primarily through internally generated funds, debt financings, and equity infusions.  Management believes NSG has adequate financial flexibility and resources to meet its future needs.  See "Other Future Considerations," for additional information.

NSG has the ability to borrow up to $50.0 million from PEC and up to $50.0 million from PGL.  At September 30, 2009, NSG had no borrowings outstanding with PEC or PGL under these debt agreements.

Other Future Considerations

Impact of Financial Market Turmoil

As widely reported, the financial markets and overall economies in the United States and abroad have been undergoing a period of significant uncertainty and volatility.  As a result of recent events, NSG's management has placed increased emphasis on monitoring the risks associated with the current credit market environment.  While the impact of continued market volatility and the extent and impacts of the economic downturn cannot be predicted, management currently believes that NSG has sufficient operating flexibility and access to funding sources to maintain adequate amounts of liquidity.

The volatility in global capital markets during 2008 led to a reduction in the current market value of NSG's share of long-term investments held in the pension benefit plan trusts sponsored by IBS and the other postretirement benefit plan trusts sponsored by PEC.  The decline in asset value of the plans will likely result in higher pension and other postretirement benefit expenses, and additional future funding requirements.

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

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law. SB 1918 contains a provision that allows NSG to file a rider to recover (or refund) the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense per the income statement.  In September of 2009, NSG began recording the effects of this provision.  NSG filed this rider with the ICC in September 2009. The ICC must act on the filing by March 2010.  See Note 10, "Regulatory Environment," for more information.

Customer Usage

Due to the general economic slowdown and the increased focus on energy efficiency, sales volumes excluding the impact of weather have been decreasing at NSG.  Decoupling mechanisms have been implemented, which allow NSG to adjust rates going forward to recover or refund the differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanisms do not adjust for changes in volume resulting from changes in customer count.  Decoupling was approved for NSG’s residential and small commercial sales by the ICC on a four-year trial basis, effective March 1, 2008.  Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC's approval.  NSG is actively supporting the ICC's decision to approve decoupling.  See Note 10, "Regulatory Environment," for more information.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

NSG's market risks have not changed materially from the market risks reported in its 2008 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in NSG's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A.     Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of NSG’s 2008 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2009.

Item 6.     Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, North Shore Gas Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company

Date: November 4, 2009	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and
Chief Accounting Officer)

NORTH SHORE GAS COMPANY
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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