Form 10-K
period 2009-12-31
NORTH SHORE GAS CO /IL/
filed 2010-02-26
CIK 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

2-35965	NORTH SHORE GAS COMPANY	36-1558720
(An Illinois Corporation)
130 East Randolph Drive, 18th Floor
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

None.

Number of shares outstanding of each class of
common stock, as of February 24, 2010

Common Stock, no par value, 3,625,887 shares
(all of which are owned beneficially and of record by Peoples Energy Corporation, a wholly owned subsidiary of Integrys Energy Group, Inc.)

DOCUMENT INCORPORATED BY REFERENCE

Definitive proxy statement for the Integrys Energy Group, Inc. Annual Meeting of Shareholders to be held on May 13, 2010, is incorporated by reference into Part III.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2)(b) and (c).

NORTH SHORE GAS COMPANY

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2009

PART II			12

ITEM 5.	MARKET FOR NSG's COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES		12

ITEM 6.	SELECTED FINANCIAL DATA		13

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		14-26

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		26

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		27

	A.	Management Report on Internal Control over Financial Reporting	27
	B.	Statements of Income	28
	C.	Balance Sheets	29
	D.	Statements of Capitalization	30
	E.	Statements of Common Shareholder's Equity	31

- i -

- ii -

Acronyms Used in this Annual Report on Form 10-K

ASC	Accounting Standards Codification

EEP	Enhanced Efficiency Program

EPA	United States Environmental Protection Agency

ESOP	Employee Stock Ownership Plan

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	United States Generally Accepted Accounting Principles

IBS	Integrys Business Support, LLC

ICC	Illinois Commerce Commission

IRS	United States Internal Revenue Service

LIFO	Last-in, First-out

N/A	Not Applicable

NSG	North Shore Gas Company

NYMEX	New York Mercantile Exchange

PEC	Peoples Energy Corporation

PGL	The Peoples Gas Light and Coke Company

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

- iii -

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, regulatory matters, natural gas costs, natural gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources, trends, estimates, and other matters.

Forward-looking statements involve a number of risks and uncertainties.  Some risks that could cause results to differ from any forward-looking statement include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2009.  Other factors include:

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting NSG;
●
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the natural gas utility industry, changes in environmental and other regulations, including but not limited to, greenhouse gas emissions, energy efficiency mandates, and reliability standards, and changes in tax and other laws and regulations to which NSG is subject;

●
Current and future litigation and regulatory investigations, enforcement actions or inquiries, including but not limited to, manufactured gas plant site cleanup, third-party intervention in permitting and licensing projects, and prudence and reconciliation of costs recovered in revenues through an automatic gas cost recovery mechanism;

●	The impacts of changing financial market conditions, credit ratings, and interest rates on the liquidity and financing efforts of NSG;
●	The risks associated with changing commodity prices (particularly natural gas), and the available sources of natural gas;
●	Resolution of audits or other tax disputes with the IRS, Illinois state revenue agencies, or other revenue agencies;
●	The effects, extent, and timing of additional competition or regulation in the markets in which NSG operates;
●	Investment performance of employee benefit plan assets and the related impact on future funding requirements;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand;
●	Potential business strategies, including acquisitions and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●
The effectiveness of risk management strategies, the use of financial and derivative instruments, and the ability to recover costs from customers in rates associated with the use of those strategies and financial instruments;

●	The risk of financial loss associated with the inability of NSG's counterparties and affiliates to meet their obligations;
●	Customer usage, weather, and other natural phenomena;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by NSG and/or Integrys Energy Group from time to time with the SEC.

Except to the extent required by the federal securities laws, NSG undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.  BUSINESS
A.  GENERAL

References to "Notes" are to the Notes to the Financial Statements included in this Annual Report on Form 10-K.

NSG, a regulated natural gas utility, was formed in 1900.  NSG is an Illinois corporation and is wholly owned by PEC.  PEC is a wholly owned subsidiary of Integrys Energy Group, Inc.

For financial information about NSG’s regulated natural gas utility segment, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations."

B.  REGULATED NATURAL GAS UTILITY OPERATIONS

NSG provides regulated natural gas utility service to approximately 157,900 residential, commercial and industrial, and transportation customers located in 54 communities within the northern suburbs of Chicago.  The regulated natural gas utility segment accounts for 100% of NSG's revenues.

Facilities

For information regarding NSG’s regulated natural gas facilities, see Item 2, "Properties."  For NSG's regulated natural gas utility plant asset book value, see Note 4, "Property, Plant, and Equipment."

Natural Gas Supply

NSG manages portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet its varying customer usage patterns at the lowest reasonable cost.

NSG has entered into long-term and short-term firm natural gas supply contracts with various suppliers each year to meet the November through March winter period demand of firm system sales customers. NSG's regulated natural gas supply requirements are met through a combination of physical fixed price purchases, contracted storage, peak-shaving facilities, natural gas call options, and physical index price purchases.  To supplement natural gas supplies and minimize risk, NSG purchases additional natural gas supplies on the monthly spot market through fixed-term firm contracts rather than on the daily spot market.  During periods of colder than normal weather or when the opportunity arises, natural gas may be purchased in the daily spot market.

NSG contracts with PGL and interstate pipelines that own underground storage fields to purchase underground storage capacity.  NSG contracts with interstate pipelines and another service provider to purchase firm transportation.  Two interstate pipelines and one local distribution company’s pipeline interconnect with NSG’s utility system.  NSG believes that having multiple pipelines that serve its service territory benefits its customers by improving reliability, providing access to diverse supply, and fostering competition among these service providers that can lead to favorable conditions for NSG when negotiating new agreements. Besides providing the ability to manage significant changes in daily natural gas demand, storage also provides NSG with the ability to purchase steady levels of natural gas on a year-round basis, thus lowering supply cost volatility.

NSG had adequate capacity to meet all firm natural gas load obligations during 2009 and expects to have adequate capacity to meet all firm obligations during 2010.  NSG forecasts peak-day throughput of 435 thousands of dekatherms (MDth) for the 2009 through 2010 heating season.

The deliveries to customers (including transportation customers) in MDth for NSG were as follows:

(MDth)	2009	2008	2007
Natural gas purchases	24,329	26,137	23,432
Customer-owned natural gas received	13,686	13,589	12,782
Liquefied petroleum gas	12	5	7
Underground storage, net	(158)	95	767
Contracted pipeline and storage compressor fuel, franchise requirements, and unaccounted-for natural gas	(972)	(1,110)	(559)
Total	36,897	38,716	36,429

Regulatory Matters

Legislation and Regulation at State Level

The natural gas retail rates of NSG are regulated by the ICC, which has general supervisory and regulatory powers over public utilities in Illinois.

Sales are made and services rendered by NSG pursuant to rate schedules on file with the ICC containing various service classifications largely reflecting customers’ different uses and levels of consumption.  In addition to the rates for distribution of natural gas, NSG bills customers a natural gas charge (Gas Charge) representing prudently incurred costs of delivered natural gas, transportation, and storage services purchased, as well as gains, losses, and costs incurred under NSG’s hedging program, the amount of which is also subject to ICC authority.  Changes in the cost of natural gas are reflected in both natural gas revenues and natural gas purchases.

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

See Note 15, "Regulatory Environment," for recent Illinois legislation regarding bad debt expense and new customer assistance programs.  As a result of the implementation of this new Illinois legislation, all of NSG’s bad debt expense is recovered through rates.

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

Other Matters

Seasonality

The natural gas throughput of NSG follows a seasonal pattern because the heating requirements of customers are temperature driven.  Specifically, customers typically use more natural gas during the winter months.  During 2009, NSG recorded approximately 72% of its revenues in January, February, March, November, and December.

Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers in the Midwest and NSG’s service territory, such as electricity, heating oil, propane, and coal.

Absent extraordinary circumstances, potential competitors are barred from constructing competing natural gas distribution systems in NSG’s service territory by a judicial doctrine known as the "first in the field."  In addition, the high cost of installing duplicate distribution facilities would render the construction of a competing system impractical.

Natural gas transportation service is offered to enable customers to better manage their energy costs.  Transportation customers purchase natural gas directly from third-party natural gas suppliers and contract with NSG to transport the natural gas from pipelines to their facilities.  An interstate pipeline may seek to provide transportation service directly to end users.  Such direct service by a pipeline to an end user in NSG’s service territory would bypass NSG’s service.  Only one end user in NSG’s service territory is served directly by an interstate pipeline supplier.  NSG has a bypass rate approved by the ICC, which allows NSG to negotiate rates with customers that are potential bypass candidates.

Since 2002, all NSG customers have had the opportunity to choose a natural gas supplier.  A substantial portion of the natural gas that NSG delivers to its customers consists of natural gas that NSG’s customers purchase directly from producers and marketers rather than from NSG.  These direct customer purchases have little negative effect on net income because NSG provides transportation service for such natural gas volumes at margins similar to those applicable to conventional natural gas sales.

Working Capital Requirements

The working capital needs of NSG's regulated natural gas utility operations vary significantly over time due to volatility in levels of natural gas inventories and the price of natural gas.  NSG's working capital needs are met by cash generated from operations, equity infusions, and short-term debt.  The seasonality of natural gas revenues causes the timing of cash collections to be concentrated from January through June.  A portion of the winter natural gas supply needs is typically purchased and stored from April through November.  Also, planned capital spending on the natural gas distribution facilities is concentrated in April through November.  Because of these timing differences, the cash flow from customers is typically supplemented with temporary increases in short-term borrowings from affiliates during the late summer and fall.  Short-term debt is typically reduced over the January through June period.

C.  ENVIRONMENTAL MATTERS

For information on environmental matters related to NSG, see Note 9, "Commitments and Contingencies."

D.  CAPITAL REQUIREMENTS

For information on NSG’s capital requirements, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

E.  EMPLOYEES

At December 31, 2009, NSG had 166 employees, of which approximately 81% were union employees represented by Local 2285 of the International Brotherhood of Electrical Workers.  The current collective bargaining agreement with NSG union employees expires on June 30, 2013.

F.  AVAILABLE INFORMATION

NSG files the following reports with the SEC:

•	Annual Report on Form 10-K;
•	Quarterly Reports on Form 10-Q;
•	Current Reports on Form 8-K; and
•	Any amendments to these documents.

NSG makes these reports available, free of charge, on Integrys Energy Group's Internet website, www.integrysgroup.com, as soon as reasonably practicable after they are filed with the SEC.  Integrys Energy Group's Code of Conduct, which applies to NSG, may also be accessed on Integrys Energy Group's website, and any amendments to or waivers from the Code of Conduct will be timely disclosed on Integrys Energy Group's website.  Statements and amendments posted on Integrys Energy Group's website do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments.  NSG is not including the information contained on or available through the Integrys Energy Group website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

You may obtain materials filed with the SEC by NSG at the SEC Public Reference Room at 100 F Street, NE, Washington, DC  20549.  To obtain information on the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330.  You may also view NSG’s reports and other information (including exhibits) filed electronically with the SEC, at the SEC’s website at www.sec.gov.

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

The rates that NSG is allowed to charge for retail services are some of the most important items influencing its business, financial position, results of operations, and liquidity.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, there is no assurance that the applicable regulatory commission will judge all the costs of the regulated utilities to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs or provide for a reasonable return on equity.  Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by regulators.  Future recovery of regulatory assets is not assured, and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  If recovery of costs is not approved or is no longer deemed probable, regulatory assets would be recognized in current period expense and could have a material impact on NSG's financial results.

NSG is subject to comprehensive regulation by federal and state regulatory agencies, which significantly influences its operating environment and may affect NSG’s ability to recover costs from utility customers.  In particular, the ICC, SEC, EPA, United States Department of Transportation, and Illinois Environmental Protection Agency regulate many aspects of NSG’s utility operations, including, but not limited to, construction and operation of facilities, conditions of service, the issuance of securities, and the rates that NSG can charge customers.  NSG is required to have numerous permits, approvals, and certificates from these agencies to operate its business.  Failure to comply with any applicable rules or regulations may lead to penalties, customer refunds, or other amounts, which could have a material impact on the financial results of NSG.

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

Climate change and the effect of greenhouse gas emissions, most notably carbon dioxide, are increasingly becoming a concern for the energy industry. NSG's natural gas delivery systems may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair of natural gas delivery systems.  Fugitive gas typically vents to the atmosphere and consists primarily of methane, a greenhouse gas.  Also, carbon dioxide is a byproduct of natural gas consumption.  While there is currently no federal legislation in the United States that mandates the reduction of greenhouse gas emissions, it is possible that such legislation may be enacted in the future.  To that end, federal and state legislative proposals have been introduced to regulate the emission of greenhouse gases, including bills pending in the United States Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset greenhouse gas emissions.  Such regulation could increase the price of natural gas, restrict the use of natural gas, adversely affect the ability to operate our natural gas facilities, and/or reduce natural gas demand.  However, until legislation is passed at the federal or state level, it remains unclear as to (1)

what industry sectors will be impacted, (2) when compliance will be required, (3) the magnitude of the greenhouse gas emissions reductions that will be required, and (4) the costs and opportunities associated with compliance.  NSG is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs, but, at this time, it is uncertain as to the effect climate change regulation may have on NSG's future operations, capital expenditures, and financial results.

Costs of environmental compliance, liabilities, fines, penalties, and litigation could exceed NSG’s estimates.

Compliance with current and future federal and state environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations.  NSG cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to environmental matters because of the difficulty of estimating cleanup and compliance costs and the possibility that changes will be made to the current environmental laws and regulations.

NSG is accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with its former manufactured gas plant sites, including related legal expenses, pending recovery through rates or from other entities. Regulatory assets reflect the net amount of (1) costs incurred to date, (2) carrying costs, (3) amounts recovered from insurance companies, other entities and customers, and  (4) management's best estimates of the costs NSG will spend in the future for investigating and remediating the manufactured gas plant sites. NSG believes that any of these costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under ICC-approved mechanisms for the recovery of prudently incurred costs. A change in these rate recovery mechanisms, however, or a decision by the ICC that some or all of these costs were not prudently incurred, could result in the present recognition as expense of some or all of these costs.  For more information, see Note 9, “Commitments and Contingencies.”

In addition, there is uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Citizen groups that feel there are compliance issues not sufficiently enforced by environmental regulatory agencies may also bring citizen enforcement actions against NSG.  Such actions could seek penalties, injunctive relief, and costs of litigation.  Private citizens can also bring lawsuits to recover environmental damages they believe they have incurred.

NSG’s operations are subject to risks beyond its control, including but not limited to customer usage, weather, terrorist attacks, or acts of war.

NSG's revenues are affected by the demand for natural gas.  That demand can vary greatly based upon:

•	Fluctuations in economic activity and growth in NSG's regulated service areas; and
•	Weather conditions, seasonality, and temperature extremes.

General economic conditions and customers focusing on energy efficiency in NSG's service areas may result in a decrease in demand for natural gas, which could have an adverse impact on NSG's results of operations, financial condition, and cash flows.

Weather conditions directly influence the demand for natural gas and affect the price of energy commodities.

In addition, the cost of repairing damage to NSG’s facilities due to natural disasters, wars, terrorist acts, and other catastrophic events that is in excess of insurance limits established for such repairs or excluded by insurance policies, may adversely impact NSG's results of operations, financial condition, and cash flows.  The occurrence or risk of occurrence of future terrorist activity and the high cost or potential unavailability of insurance to cover such terrorist activity may impact NSG’s results of operations and financial condition in unpredictable ways.  These actions could also result in disruptions of fuel markets.  In addition, NSG’s natural gas distribution system and pipelines could be directly or indirectly harmed by future terrorist activity.

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

The ICC conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related natural gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of natural gas costs recovered through the Gas Charge is examined by interested parties. If the ICC were to find that the reconciliation was inaccurate or any natural gas costs were imprudently incurred, the ICC would order NSG to refund the affected amount to customers through subsequent Gas Charge filings. The ICC has ordered refunds to NSG's utility customers in connection with prior years' gas charge reconciliation proceedings.  Proceedings regarding NSG’s costs for calendar years 2009, 2008 and 2007, fiscal year 2006, and for the transition period ended December 31, 2006, are currently pending before the ICC. The outcome of these proceedings cannot be predicted.  For more information, see Note 9, “Commitments and Contingencies.”

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

NSG’s natural gas business is sensitive to changes in natural gas commodity prices. Any changes could affect the prices NSG charges, its operating costs, and the competitive position of its products and services. Prudently incurred costs for purchased natural gas and pipeline transportation and storage services are fully recoverable through the Gas Charge.  However, increases in natural gas costs affect total retail prices and, therefore, the competitive position of NSG’s natural gas business relative to other forms of energy. In addition, the timing and extent of higher natural gas prices can adversely affect interest expense. NSG is also subject to margin requirements in connection with its use of forward contracts and these requirements could escalate if prices move adversely relative to these positions.

Counterparties may not meet their obligations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Natural Gas Facilities

At December 31, 2009, NSG’s natural gas properties consisted of the following:

●	Approximately 2,400 miles of natural gas distribution mains located in Illinois,
●	Approximately 30 miles of natural gas transmission mains located in Illinois and Wisconsin,
●	6 natural gas distribution and transmission gate stations, and
●	Approximately 144,000 natural gas lateral services.

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

ITEM 3.  LEGAL PROCEEDINGS

For information on material legal proceedings and matters related to NSG, see Note 9, "Commitments and Contingencies."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR NSG'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PEC is the sole holder of NSG’s outstanding common stock, and Integrys Energy Group is the sole holder of PEC’s common stock.  NSG made no purchases of equity securities in 2009.  For information on dividend restrictions, see Note 12, "Common Equity."

ITEM 6. SELECTED FINANCIAL DATA

NORTH SHORE GAS COMPANY
COMPARATIVE FINANCIAL DATA AND
OTHER STATISTICS (2005 TO 2009)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Millions, except weather information)	2009	2008	2007

Natural gas operating revenues	$228.2	$312.9	$271.0
Net income	4.3	7.0	7.9
Total assets	453.7	483.6	424.9
Long-term debt (excluding current portion)	75.0	75.3	69.0

Weather information
Heating degree days	6,429	6,688	6,025
Heating degree days as a percent of normal *	105.5%	109.7%	97.6%

	Transition
	Period Ended	Year Ended	Year Ended
	December 31,	September 30,	September 30,
(Millions, except weather information)	2006	2006	2005

Natural gas operating revenues	$73.5	$285.1	$246.3
Net income	4.4	6.7	11.4
Total assets	410.9	400.0	371.2
Long-term debt (excluding current portion)	69.1	69.2	69.3

Weather information
Heating degree days	2,116	5,775	5,864
Heating degree days as a percent of normal *	95.4%	90.1%	91.2%

* Normal heating degree days for fiscal 2005 were based on a 30-year average of monthly temperatures at Chicago's
O'Hare Airport for the years 1970 through 1999. Normal heating degree days for fiscal 2006 were based on a
30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1975 through 2004. Normal heating degree days for the transition period ended December 31, 2006, and fiscal 2007 were based on a 10-year average of monthly total heating degree days at Chicago’s O’Hare Airport for the years 1996 through 2005. Normal heating degree days for fiscal 2008 and 2009 were based on a 12-year average of monthly total heating degree days at Chicago’s O’Hare Airport for the years 1996 through 2007.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

NSG, an indirect wholly owned subsidiary of Integrys Energy Group, Inc., is a regulated natural gas utility, which purchases, stores, distributes, sells, and transports natural gas to customers in 54 communities in the northern suburbs of Chicago.  NSG is subject to the jurisdiction of and regulation by the ICC, which has general supervisory and regulatory powers over public utilities in Illinois.

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

Integrating Resources to Provide Operational Excellence and Customer Focus – NSG is committed to integrating resources and finding the best, most efficient processes while meeting all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging capabilities and expertise, and utilizing creative solutions to meet and exceed its customers' expectations, NSG strives to provide value to Integrys Energy Group's shareholders and NSG's customers. NSG believes the following activities have helped, and will continue to help, integrate resources and provide operational excellence and customer focus:

•
IBS, a wholly owned service company of Integrys Energy Group, was formed to achieve consolidation and efficient delivery of various support services, and to provide more consistent and transparent allocation of costs throughout Integrys Energy Group and its subsidiaries.

•
"Operational Excellence" initiatives were implemented to provide top performance in the areas of project management, process improvement, contract administration, and compliance in order to reduce costs and manage projects and activities within appropriate budgets, schedules, and regulations.

Placing Strong Emphasis on Risk Management – NSG's risk management strategy includes the management of market, credit, and operational risks through the normal course of business.  Forward purchases and sales of natural gas and the use of derivative financial instruments, including commodity swaps and options, allow for opportunities to reduce the risk associated with price movement in a volatile energy market.  The risk profile related to these instruments is managed in a manner consistent with Integrys Energy Group's risk management policy for regulated affiliates, which is approved by the Integrys Energy Group Board of Directors.  The Integrys Energy Group Corporate Risk Management Group, which reports through the Chief Financial Officer, provides oversight for NSG.

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

RESULTS OF OPERATIONS

	Year Ended December 31			Change in	Change in
(Millions)	2009	2008	2007	2009 Over 2008	2008 Over 2007

Net income	$4.3	$7.0	$7.9	(38.6)%	(11.4)%

Earnings Summary – 2009 Compared with 2008

NSG recognized net income of $4.3 million in 2009 compared with $7.0 million in 2008.  Significant factors contributing to the $2.7 million decrease in earnings were the year-over-year $1.2 million after-tax decrease in margin resulting from the negative impact of the rate order that was effective February 14, 2008 and lower year-over-year volumes (including the impact of a decoupling mechanism that was implemented on March 1, 2008).  A $0.3 million after-tax decrease in interest income and restructuring expense related to workforce reductions of $0.2 million after-tax also contributed to the decrease in earnings.

Earnings Summary – 2008 Compared with 2007

NSG recognized net income of $7.0 million in 2008 compared with $7.9 million in 2007.  Significant factors contributing to the $0.9 million decrease in net income were a $5.9 million after-tax increase in operating and maintenance expenses, partially offset by a $3.9 million after-tax increase in natural gas margin and the positive $1.2 million after-tax year-over-year impact of a natural gas charge settlement recorded in 2007.

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

Natural Gas Utility Segment Operations

	Year Ended December 31			Change in	Change in
(Millions, except heating degree days)	2009	2008	2007	2009 Over 2008	2008 Over 2007

Natural gas operating revenues	$228.2	$312.9	$271.0	(27.1)%	15.5%
Natural gas purchased for resale	157.9	240.6	205.2	(34.4)%	17.3%
Margins	70.3	72.3	65.8	(2.8)%	9.9%

Operating and maintenance expense	50.7	49.1	39.3	3.3%	24.9%
Natural gas charge settlement	-	-	2.0	N/A	(100.0)%
Restructuring expense *	0.4	-	-	N/A	N/A
Depreciation and amortization expense	6.2	6.6	6.0	(6.1)%	10.0%
Taxes other than income taxes	2.4	2.1	2.4	14.3%	(12.5)%
Operating income	10.6	14.5	16.1	(26.9)%	(9.9)%

Miscellaneous income	0.4	0.8	1.2	(50.0)%	(33.3)%
Interest expense	(4.3)	(4.2)	(4.2)	2.4%	-%
Other expense	(3.9)	(3.4)	(3.0)	14.7%	13.3%

Income before taxes	6.7	11.1	13.1	(39.6)%	(15.3)%
Provision for income taxes	2.4	4.1	5.2	(41.5)%	(21.2)%
Net income	$4.3	$7.0	$7.9	(38.6)%	(11.4)%

Throughput in therms
Residential	194.2	205.6	193.3	(5.5)%	6.4%
Commercial and industrial	39.9	44.4	41.7	(10.1)%	6.5%
Transport	134.9	137.2	129.3	(1.7)%	6.1%
Total sales in therms	369.0	387.2	364.3	(4.7)%	6.3%

Weather
Heating degree days	6,429	6,688	6,025	(3.9)%	11.0%

* See Note 3, "Restructuring Expense," for more information.

2009 Compared with 2008

Revenues

Natural gas utility segment revenue decreased $84.7 million year-over-year, driven by:

•
An approximate $72 million decrease in revenue as a result of an approximate 30% decrease in the per-unit cost of natural gas sold during 2009, compared with 2008.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•	An approximate $9 million decrease in revenue from warmer year-over-year weather during the heating season as evidenced by the 3.9% decrease in heating degree days.

•
An approximate $5 million decrease in revenue as a result of lower weather-normalized natural gas throughput volumes, attributed primarily to the negative impact of the general economic slowdown and customer conservation and efficiency efforts.

Margins

Natural gas utility segment margin decreased $2.0 million year-over-year, primarily due to:

•
An approximate $2 million decrease related to the negative impact of the rate order that was effective February 14, 2008.  Lower volumetric rates under this rate order were fully in place for all of 2009, resulting in this decrease in margin.

•
An approximate $1 million decrease in margin resulting from a 4.7% decrease in natural gas throughput volumes attributed to the negative impact of the general economic slowdown, customer conservation and efficiency efforts, and warmer year-over-year weather.  This decrease in margin includes the impact of a decoupling mechanism that was first effective for NSG on March 1, 2008.  Decoupling allows NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin per customer impact of variations in volumes.  The mechanism does not adjust for changes in volumes resulting from changes in customer counts.

•
An approximate $1 million decrease driven by the accrual of refunds to customers in January and February 2009 related to the decoupling mechanism that was implemented on March 1, 2008.  The decoupling mechanism was fully in place for all of 2009 resulting in this decrease in margin.

•
The decrease in margin was partially offset by $1.4 million of both higher recovery of environmental cleanup expenditures related to former manufactured gas plant sites and higher recovery of EEP expenses.  This increase in margin was offset by an increase in operating and maintenance expense from both the amortization of the related regulatory asset and EEP expenses and, therefore, had no impact on earnings.

Operating Income

Operating income at the natural gas utility segment decreased $3.9 million year-over-year, driven by the $2.0 million decrease in margin and a $1.9 million increase in operating expense.  The increase in operating expense was driven by:

•
A $1.4 million increase in both the amortization of the regulatory asset related to environmental cleanup expenditures of former manufactured gas plant sites and EEP expenses.  Both of these costs were recovered from customers in rates.

•	Restructuring expenses of $0.4 million related to a reduction in workforce at NSG and IBS. See Note 3, "Restructuring Expense," for more information.

Other Expense

Other expense at the natural gas utility segment increased $0.5 million year-over-year, primarily due to decreased interest income resulting from lower interest rates on loans to related parties and short-term cash investments.

2008 Compared with 2007

Revenues

Natural gas utility segment revenue increased $41.9 million year-over-year.  The major factors contributing to the increase were as follows:

•	Weather was 11.0% colder than the prior year, which led to a $21.7 million increase in revenues.

•	The per-unit cost of natural gas increased 9.8% year-over-year, which drove a $21.0 million increase in revenues.

•
Revenues increased $3.3 million due to NSG's higher year-over-year recovery of expenditures related to the cleanup of former manufactured gas plant sites.  This increase in revenues was offset by an increase in operating and maintenance expense due to the amortization of the related regulatory asset.

•
Partially offsetting the increases discussed above was a decrease in revenues of $3.4 million resulting from a decrease in natural gas throughput volumes, excluding the impact of weather, which NSG believed was primarily due to customer conservation efforts related to higher energy prices and a general slowdown in the economy.

Margins

Natural gas utility segment margin increased $6.5 million in 2008, compared with 2007, primarily due to the $3.3 million year-over-year increase in the recovery of environmental costs; a $0.7 million increase due to the new rate design that was effective February 14, 2008; a $0.7 million increase due to revenues collected for EEP, which is designed to encourage energy efficient initiatives; and an increase in other revenues, including late fees, of $0.4 million.  The new rate design incorporates higher fixed customer charges and lower volumetric rates.

Operating Income

Operating income at the natural gas utility segment decreased $1.6 million, primarily driven by a $9.8 million increase in operating and maintenance expenses, partially offset by the $6.5 million increase in margin and the positive year-over-year impact of a $2.0 million natural gas charge settlement recorded in 2007.  The increase in operating and maintenance expenses primarily related to:

•	A $5.2 million increase in various operating costs, driven by increases in legal expenses, customer call center expenses, and intercompany service costs.

•	An increase of $3.3 million in the amortization of the regulatory asset related to cleanup costs of manufactured gas plant sites. These costs were recovered from customers in rates.

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

Other Expense

Other expense at the natural gas utility segment increased $0.4 million year-over-year, primarily due to decreased interest income resulting from lower interest rates on loans to related parties.

Provision for Income Taxes

	Year Ended December 31
	2009	2008	2007
Effective Tax Rate	35.8%	36.9%	39.7%

2009 Compared with 2008

The decrease in the effective tax rate for 2009 was primarily due to an adjustment related to uncertain tax positions recorded in 2008.

2008 Compared with 2007

The decrease in the effective tax rate for 2008 was primarily due to the impact of substantially consistent permanent tax adjustments on lower pre-tax income.  These tax adjustments include items related to benefit and compensation incentives, tax credits, interest and penalty accruals, and the accrual for uncertain tax positions.

BALANCE SHEET

Net accounts receivable and accrued unbilled revenues decreased $25.8 million (41.1%) from $62.7 million at December 31, 2008, to $36.9 million at December 31, 2009, driven by lower revenues due to lower natural gas prices and warmer weather during the fourth quarter of 2009, compared with the same period in 2008.

At December 31, 2009, compared to December 31, 2008, total assets from risk management activities decreased $0.8 million (44.4%) and total liabilities from risk management activities decreased $24.1 million (84.9%).  The decrease in assets and liabilities from risk management activities was driven by changes in the fair values of the underlying derivative contracts, driven by decreases in the forward price of natural gas in 2009. See Note 2, "Risk Management Activities," for more information.

Detailed explanations for changes in the short-term and long-term debt balances at December 31, 2009, compared to December 31, 2008, are included in Note 6, "Long-Term Debt," and Note 17, "Related Party Transactions."

LIQUIDITY AND CAPITAL RESOURCES

NSG believes that its cash balances, liquid assets, operating cash flows, and available borrowing capacity (related party and third party) provide adequate resources to fund ongoing operating requirements and future capital expenditures.  However, NSG’s operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of its control.  In addition, NSG’s borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent credit rating agencies.

Operating Cash Flows

2009 Compared with 2008

During the year ended December 31, 2009, net cash provided by operating activities was $27.8 million compared with $12.2 million for the same period in 2008.  The $15.6 million year-over-year increase was driven by:

•
A $22.4 million increase related to lower working capital requirements, primarily due to a $24.3 million decrease in accounts receivable and accrued unbilled revenues in 2009, compared with a $12.2 million increase in accounts receivable and accrued unbilled revenues in 2008, driven by the impact that higher natural gas prices and colder weather at the end of 2008 had on the overall change in accounts receivable balances.

•	Partially offsetting the net increase in cash provided by operating activities was a $4.9 million increase in pension and other postretirement funding.

2008 Compared with 2007

During the year ended December 31, 2008, net cash provided by operating activities was $12.2 million, compared with $7.0 million for the same period in 2007.  The $5.2 million year-over-year increase was driven by a $5.4 million increase in net income adjusted for non-cash items, primarily related to an increase in deferred income taxes.

Investing Cash Flows

2009 Compared with 2008

Net cash used for investing activities increased $4.2 million, from $9.8 million during the year ended December 31, 2008, to $14.0 million during the year ended December 31, 2009, mainly due to a $4.1 million year-over-year increase in cash used to fund capital expenditure projects, primarily related to NSG’s natural gas pipe distribution system.

2008 Compared with 2007

Net cash used for investing activities increased $0.1 million, from $9.7 million during the year ended December 31, 2007, to $9.8 million during the year ended December 31, 2008, primarily due to a $0.3 million year-over-year increase in capital spending, partially offset by a $0.2 million increase in notes receivable from related parties.

Financing Cash Flows

2009 Compared with 2008

Net cash used for financing activities was $13.3 million during the year ended December 31, 2009, compared with $2.3 million for the same period in 2008.  The $11.0 million year-over-year change was primarily due to a $5.8 million increase in dividends paid to NSG’s parent, as well as the issuance of $6.5 million of First Mortgage Bonds in November 2008.

2008 Compared with 2007

Net cash used for financing activities was $2.3 million during the year ended December 31, 2008, compared with net cash provided by financing activities of $2.6 million for the same period in 2007.  The $4.9 million year-over-year change was primarily due to the repayment in 2008 of an $11.9 million related party loan entered into with PGL in 2007, partially offset by a $9.0 million related party loan with PEC obtained in 2008, the issuance of $6.5 million of First Mortgage Bonds in November 2008, and a year-over-year reduction in dividends paid on common stock.  The repayment of related party loans was made possible by a year-over-year increase in net cash provided by operating activities.

Significant Financing Activities

For information on the issuance and redemption of long-term debt at NSG, see Note 6, "Long-Term Debt."

Credit Ratings

NSG periodically issues long-term debt in order to reduce short-term debt, refinance maturing securities, maintain desired capitalization ratios, and fund future growth.  The specific forms of long-term financing, amounts, and timing depend on business needs, market conditions, and other factors.

The current credit ratings for NSG are listed in the table below.

	Standard & Poor's	Moody's
Issuer credit rating	BBB+	A3
Senior secured debt	A	A2

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating.

On January 26, 2010, Standard and Poor's revised the outlook for Integrys Energy Group and all of its subsidiaries to stable from negative.  The revised outlook reflected Integrys Energy Group's decision to retain a selected portion of its nonregulated operations, which resulted in a revision to Integrys Energy Group's business risk profile to "strong" from "excellent."  The revised outlook also reflected Integrys Energy Group’s improved financial measures and decreasing regulatory risk, which resulted in a change in its financial risk profile to "significant" from "aggressive."

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

On March 5, 2009, Standard & Poor’s lowered the issuer credit rating for NSG from "A-" to "BBB+."  According to Standard and Poor’s, the downgrade reflects Integrys Energy Group’s weak financial measures that do not support an "A" category credit profile.  Standard and Poor’s also stated that the downgrade reflects the changes to Integrys Energy Group’s business and financial risk profiles.  Standard & Poor’s revised Integrys Energy Group’s business risk profile to "excellent" from "strong" and changed its financial risk profile to "aggressive" from "intermediate."  The change in the business risk profile reflected Integrys Energy Group’s strategy change with respect to Integrys Energy Services and helped to moderate the downgrade.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of NSG as of December 31, 2009:

		Payments Due By Period
(Millions)	Total Amounts Committed	2010	2011 to 2012	2013 to 2014	2015 and Thereafter

Long-term debt principal and interest payments (1)	$109.8	$3.7	$7.5	$50.3	$48.3
Commodity purchase obligations (2)	89.1	19.2	36.1	24.3	9.5
Purchase orders (3)	7.3	7.3	-	-	-
Pension and other postretirementfunding obligations (4)	32.3	7.1	14.8	5.3	5.1
Total contractual cash obligations	$238.5	$37.3	$58.4	$79.9	$62.9

(1) Represents bonds issued by NSG.  NSG records all principal obligations on the balance sheet.
(2) The costs of commodity purchase obligations are expected to be recovered in future customer rates.
(3) Includes obligations related to normal business operations and construction obligations.
(4) Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot be estimated beyond 2012.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $106.8 million at December 31, 2009, as the amount and timing of payments are uncertain.  NSG anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates.  See Note 9, "Commitments and Contingencies," for more information.  In addition, the table does not reflect any payments for the December 31, 2009, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 8, "Income Taxes," for more information about this liability.

Capital Requirements

Construction expenditures for NSG for the three-year period 2010 through 2012 are expected to be $45.9 million.  The largest of these expenditures relates to NSG’s natural gas pipe distribution system.  All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

As of December 31, 2009, NSG was in compliance with all covenants related to outstanding long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.  See Note 6, "Long-Term Debt," for more information on NSG's long-term debt covenants.

NSG plans to meet its capital requirements for the period 2010 through 2012 primarily through internally generated funds, debt financings, and equity infusions.  NSG plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes NSG has adequate financial flexibility and resources to meet its future needs.

NSG has the ability to borrow up to $50.0 million from PEC and up to $50.0 million from PGL.  At December 31, 2009, NSG had no borrowings outstanding with PEC and $7.6 million of borrowings outstanding with PGL under these debt agreements.

Other Future Considerations

Uncollectible Accounts

The reserve for uncollectible accounts reflects NSG's best estimate of probable losses on its accounts receivable balances.  The reserve is based on known troubled accounts, historical experience, and other currently available evidence.  Provisions for bad debt expense are affected by changes in various factors, including the impacts of the economy, natural gas prices, weather, and recoveries (or refunds) under  Illinois Senate Bill 1918 described in Note 15, "Regulatory Environment."

Customer Usage

Due to the general economic slowdown and the increased focus on energy efficiency, sales volumes excluding the impact of weather have been decreasing at NSG.  Decoupling was approved for NSG’s residential and small commercial sales by the ICC on a four-year trial basis, effective March 1, 2008. Decoupling allows NSG to adjust rates going forward to recover or refund the differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanism does not adjust for changes in volume resulting from changes in customer count.  Interveners, including the Illinois Attorney General, oppose decoupling and have appealed the ICC's approval.  NSG is actively supporting the ICC's decision to approve decoupling.  See Note 15, "Regulatory Environment," for more information.

American Recovery and Reinvestment Act of 2009

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law.  ARRA contains various provisions intended to stimulate the economy.  Included in ARRA are several tax provisions that may affect NSG.  Most notably, a provision of ARRA provides NSG with additional opportunities to claim tax deductions for bonus depreciation for certain assets placed in service during 2009, extending the bonus depreciation period established by the Economic Stimulus Act of 2008.  The additional first year deduction for bonus depreciation is estimated to be $3.0 million.

Property Tax Assessment on Natural Gas

NSG purchases storage services from pipeline companies on the pipelines’ interstate natural gas storage and transmission systems.  Once a shipper delivers gas to the pipeline’s system, that specific gas cannot be physically traced back to the shipper and the physical location of that specific gas is not ascertainable.  Some states tax natural gas as personal property and have recently sought to assess personal property tax obligations against natural gas quantities held as "working" gas in facilities located in their states.  Because the pipeline does not have title to the working gas inventory in these facilities, the state imposes the tax on the shippers as of the assessment date, based on allocated quantities.  Shippers that are being assessed a tax are actively protesting these property tax assessments. As of December 31, 2009, NSG had not been assessed such a tax.

CRITICAL ACCOUNTING POLICIES

The following accounting policies have been determined to be critical to the understanding of NSG's financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain.  NSG's management has discussed these critical accounting policies with the Audit Committee of the Board of Directors of Integrys Energy Group.

Receivables and Reserves

NSG accrues estimated amounts of revenue for services rendered but not yet billed.  Estimated unbilled revenues are calculated using a variety of factors based on customer class.  At December 31, 2009, and 2008, NSG's unbilled revenues were $19.3 million and $30.9 million, respectively.  Any difference between actual revenues and the estimates are recorded in revenue in the next period.  Differences historically have not been significant.

As a result of the implementation of Illinois Senate Bill 1918 in 2009, all of NSG’s bad debt expense is recovered through rates.  See Note 15, "Regulatory Environment," for more information.

Pension and Other Postretirement Benefits

The costs of providing non-contributory defined benefit pension benefits and other postretirement benefits, described in Note 10, "Employee Benefit Plans," are dependent upon numerous factors resulting from actual plan experience and assumptions regarding future experience.

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

The following table shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported net periodic pension cost.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2009 Pension Cost
Discount rate	(0.5)	$2.6	$0.3
Discount rate	0.5	(2.3)	(0.3)
Rate of return on plan assets	(0.5)	N/A	0.1
Rate of return on plan assets	0.5	N/A	(0.1)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated other postretirement benefit obligation and the reported net periodic other postretirement benefit cost.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2009 Postretirement Benefit Cost
Discount rate	(0.5)	$0.8	$ -
Discount rate	0.5	(0.8)	-
Health care cost trend rate	(1.0)	(1.5)	(0.2)
Health care cost trend rate	1.0	1.7	0.2
Rate of return on plan assets	(0.5)	N/A	-
Rate of return on plan assets	0.5	N/A	-

An interest rate yield curve is used to enable appropriate judgments to be made about discount rates.  The yield curve is comprised of non-callable (or callable with make-whole provisions), high-quality corporate bonds with maturities between 0 and 30 years.  The included bonds are generally rated "Aa" with a minimum amount outstanding of $50 million.  The expected annual benefit cash flows are discounted for each of the pension and retiree welfare plans using this yield curve, and a single-point discount rate is developed matching each plan’s expected payout structure.

The expected return on asset assumption is based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return was 8.5% in 2009, 2008, and 2007.  For 2009, 2008, and 2007, the actual rates of return on pension plan assets, net of fees, were 22.0%, (27.5)%, and 7.3%, respectively.

The determination of expected return on qualified plan assets is based on a market-related valuation of assets, which reduces year-to-year volatility.  Cumulative gains and losses in excess of 10% of the greater of the pension or other postretirement benefit obligation or market-related value are amortized over the average remaining future service to expected retirement ages.  The difference between the expected return and the actual return on pension plan assets is recognized over a five-year period for purposes of calculating benefit cost.  In addition, the expected return on plan assets, which is a component of cost, is applied to the market-related value of plan assets.  Because of this method, the future value of assets used in the cost calculations will be impacted as previously deferred gains or losses are included in market-related value.

In selecting assumed health care cost trend rates, past performance and forecasts of health care costs are considered.  For more information on health care cost trend rates and a table showing future payments that NSG expects to make for pension and other postretirement benefits, see Note 10, "Employee Benefit Plans."

Regulatory Accounting

NSG’s natural gas utility segment follows the guidance under the Regulated Operations Topic of the FASB ASC, and the financial statements reflect the effects of the ratemaking principles followed by the ICC.  Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by the

ICC.  Future recovery of regulatory assets is not assured, and is generally subject to review by the ICC in rate proceedings for matters such as prudence and reasonableness.  Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings, and the status of any pending or potential deregulation legislation.  Once approved, the regulatory assets and liabilities are amortized into income over the rate recovery period.  If recovery or refund of costs is not approved or is no longer deemed probable, these regulatory assets or liabilities are recognized in current period income.

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of NSG’s operations would no longer meet the criteria for application.  Assets and liabilities recognized solely due to the actions of rate regulation would no longer be recognized on the balance sheet, but rather classified as an extraordinary item in income for the period in which the discontinuation occurred.  A write-off of all of NSG’s regulatory assets and regulatory liabilities at December 31, 2009, would result in a 33.0% decrease in total assets and a 3.3% decrease in total liabilities.  See Note 5, "Regulatory Assets and Liabilities," for more information.

Environmental Activities Relating to Former Manufactured Gas Plant Sites

NSG, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing and storing manufactured gas.  NSG is accruing and deferring the costs incurred in connection with environmental activities at the manufactured gas plant sites pending recovery through rates or from other entities.  The amounts deferred include costs incurred but not yet recovered through rates and management’s best estimates of the costs that NSG will incur in investigating and remediating the manufactured gas plant sites.  Management’s estimates are based upon a probabilistic model and an ongoing review by management of future investigative and remedial costs.

Management considers this policy critical due to the substantial uncertainty in the estimation of future costs with respect to the amount and timing of costs, and the extent of recovery from other potential responsible parties.  See Note 9, "Commitments and Contingencies," for further discussion of environmental matters.

Tax Provision

NSG is required to estimate income taxes for each of the jurisdictions in which it operates as part of the process of preparing NSG's financial statements.  This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within NSG's Balance Sheets.  NSG must also assess the likelihood that its deferred tax assets will be recovered through future taxable income.  To the extent NSG believes that recovery is not likely, it must establish a valuation allowance, which is offset by an adjustment to the provision for income taxes in the Statements of Income.

Uncertainty associated with the application of tax statutes and regulations and the outcomes of tax audits and appeals require that judgment and estimates be made in the accrual process and in the calculation of effective tax rates.  NSG adopted the provisions of FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109" (now incorporated as part of the Income Taxes Topic of the FASB ASC), which requires that only income tax benefits that meet the "more likely than not" recognition threshold be recognized or continue to be recognized.  The change in the unrecognized tax benefits needs to be reasonably estimated based on an evaluation of the nature of uncertainty, the nature of events that could cause the change, and an estimate of the range of reasonably possible changes.

Significant management judgment is required in determining NSG's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets.  The assumptions involved are supported by historical data, reasonable projections, and technical interpretations of applicable tax laws and regulations across multiple taxing jurisdictions.  Significant changes in these assumptions could have a material impact on NSG's financial condition and results of operations.  See Note 1(k), "Summary of Significant Accounting Policies – Income Taxes," and Note 8, "Income Taxes," for a discussion of accounting for income taxes.

IMPACT OF INFLATION

NSG’s financial statements are prepared in accordance with GAAP.  The statements provide a reasonable, objective, and quantifiable statement of financial results, but generally do not evaluate the impact of inflation.  To the extent NSG is not recovering the effects of inflation, it will file rate cases as necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NSG currently funds liabilities related to employee benefits through various external trust funds, resulting in exposure to equity return and principal preservation risk.  The trust funds are managed by numerous investment managers and hold investments in debt and equity securities.  Changes in the market value of these investments can have an impact on the future expenses related to these liabilities.  Declines in the equity markets or declines in interest rates may result in increased future costs for the plans and possible future required contributions for the pension plans.  The trust fund portfolio is monitored by benchmarking the performance of the investments against certain security indices.  The employee benefit costs are recovered in customers' rates, mitigating the equity return and principal preservation risk on these exposures.  Effective July 1, 2008, the defined pension plans were closed to new union hires at NSG.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of NSG is responsible for establishing and maintaining adequate internal control over financial reporting.  NSG's control systems were designed to provide reasonable assurance to NSG's management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

NSG's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2009, NSG's internal control over financial reporting is effective based on those criteria.

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

B. STATEMENTS OF INCOME

Year Ended December 31
(Millions)	2009	2008	2007

Natural gas operating revenues	$228.2	$312.9	$271.0

Natural gas purchased for resale	157.9	240.6	205.2
Operating and maintenance expense	50.7	49.1	39.3
Natural gas charge settlement	-	-	2.0
Restructuring expense	0.4	-	-
Depreciation and amortization expense	6.2	6.6	6.0
Taxes other than income taxes	2.4	2.1	2.4
Operating income	10.6	14.5	16.1

Miscellaneous income	0.4	0.8	1.2
Interest expense	(4.3)	(4.2)	(4.2)
Other expense	(3.9)	(3.4)	(3.0)

Income before taxes	6.7	11.1	13.1
Provision for income taxes	2.4	4.1	5.2
Net income	$4.3	$7.0	$7.9

The accompanying notes to NSG's financial statements are an integral part of these statements.

C. BALANCE SHEETS

At December 31
(Millions)	2009	2008

Assets
Cash and cash equivalents	$0.6	$0.1
Collateral on deposit	-	0.8
Accounts receivable and accrued unbilled revenues, net of reserves of $0.9 and $1.7, respectively	36.9	62.7
Natural gas in storage, primarily at LIFO	9.7	8.8
Assets from risk management activities	0.7	1.8
Regulatory assets	15.3	32.3
Prepaid federal income tax	4.1	-
Other current assets	2.2	1.6
Current assets	69.5	108.1

Property, plant, and equipment, net of accumulated depreciation of $163.5 and $160.2, respectively	248.2	245.8
Regulatory assets	134.5	128.3
Other long-term assets	1.5	1.4
Total assets	$453.7	$483.6

Liabilities and Shareholder's Equity
Accounts payable	$21.7	$26.6
Payables to related parties	7.3	6.7
Notes payable to related parties	7.6	9.0
Liabilities from risk management activities	4.1	26.7
Accrued taxes	3.9	6.1
Customer credit balances	6.7	6.5
Regulatory liabilities	10.4	8.1
Other current liabilities	5.9	7.8
Current liabilities	67.6	97.5

Long-term debt	75.0	75.3
Deferred income taxes	48.2	41.0
Environmental remediation liabilities	106.8	101.4
Pension and other postretirement benefit obligations	32.4	32.5
Asset retirement obligations	20.1	24.2
Other long-term liabilities	8.7	9.6
Long-term liabilities	291.2	284.0

Commitments and contingencies

Common stock - without par value, 5,000,000 shares authorized; 3,625,887 shares issued and outstanding	24.8	24.8
Retained earnings	70.2	77.4
Accumulated other comprehensive loss	(0.1)	(0.1)
Total liabilities and shareholder's equity	$453.7	$483.6

The accompanying notes to NSG's financial statements are an integral part of these statements.

D. STATEMENTS OF CAPITALIZATION

At December 31
(Millions, except share amounts)			2009	2008

Common stock equity
Common stock, without par value, 5,000,000 shares authorized,
3,625,887 shares outstanding			$24.8	$24.8
Accumulated other comprehensive loss			(0.1)	(0.1)
Retained earnings			70.2	77.4
Total common stock equity			94.9	102.1

Long-term debt
First Mortgage Bonds
Series		Year Due
M	5.000%	2028	28.5	28.8
N-2	4.625%	2013	40.0	40.0
O	7.000%	2013	6.5	6.5
Total long-term debt			75.0	75.3
Total capitalization			$169.9	$177.4

The accompanying notes to NSG's financial statements are an integral part of these statements.

E. STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

					Accumulated Other
					Comprehensive
					Loss
	Comprehensive		Common	Retained	Cash Flow
(Millions)	Income	Total	Stock	Earnings	Hedges

Balance at December 31, 2006		$102.8	$24.8	$78.2	$(0.2)
Net income	$7.9	7.9		7.9
Other comprehensive income - net unrealized gain on cash flow hedges (net of tax of $0.1)	0.1	0.1			0.1
Comprehensive income	8.0
Dividends on common stock		(9.4)		(9.4)

Balance at December 31, 2007		$101.4	$24.8	$76.7	$(0.1)
Net income	$7.0	7.0		7.0
Effects of changing pension plan measurement date pursuant to SFAS No. 158		(0.6)		(0.6)
Dividends on common stock		(5.7)		(5.7)

Balance at December 31, 2008		$102.1	$24.8	$77.4	$(0.1)
Net income	$4.3	4.3		4.3
Dividends on common stock		(11.5)		(11.5)

Balance at December 31, 2009		$94.9	$24.8	$70.2	$(0.1)

The accompanying notes to NSG's financial statements are an integral part of these statements.

F. STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2009	2008	2007
Operating Activities
Net income	$4.3	$7.0	$7.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	6.2	6.6	6.0
Bad debt expense	1.5	2.3	2.1
Deferred income taxes and investment tax credits, net	6.1	4.3	(1.3)
Pension and other postretirement expense	4.4	4.1	4.2
Pension and other postretirement funding	(6.2)	(1.3)	(0.1)
Natural gas charge settlement	-	-	1.6
Other, net	0.1	0.2	(2.6)
Changes in working capital
Collateral on deposit	0.8	(0.6)	(0.1)
Accounts receivable and accrued unbilled revenues	24.3	(12.2)	(11.4)
Natural gas in storage	(0.9)	0.1	1.1
Other current assets	(7.4)	(0.1)	6.5
Accounts payable	(5.2)	(0.1)	4.3
Accrued taxes	(2.2)	3.6	(6.1)
Other current liabilities	2.0	(1.7)	(5.1)
Net cash provided by operating activities	27.8	12.2	7.0

Investing Activities
Capital expenditures	(14.1)	(10.0)	(9.7)
Proceeds from sale of property	0.2	-	-
Other	(0.1)	0.2	-
Net cash used for investing activities	(14.0)	(9.8)	(9.7)

Financing Activities
Net payments of related-party short-term debt	(1.5)	(2.9)	11.9
Issuance of long-term debt	-	6.5	-
Retirement of long-term debt	(0.3)	(0.2)	-
Dividends to parent	(11.5)	(5.7)	(9.3)
Net cash (used for) provided by financing activities	(13.3)	(2.3)	2.6
Net change in cash and cash equivalemnts	0.5	0.1	(0.1)
Cash and cash equivalents at beginning of year	0.1	-	0.1
Cash and cash equivalents at end of year	$0.6	$0.1	$-

The accompanying notes to NSG's financial statements are an integral part of these statements.

G.  NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Nature of Operations--NSG is a regulated natural gas utility, which purchases, stores, distributes, sells, and transports natural gas to customers in the northern suburbs of Chicago.  NSG is subject to the jurisdiction of and regulation by the ICC, which has general supervisory and regulatory powers over public utilities in Illinois.

(b)           Use of Estimates--NSG prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  NSG makes estimates and assumptions that affect assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates.

(c)           Cash and Cash Equivalents--Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the NSG Statements of Cash Flows:

(Millions)	2009	2008	2007
Cash paid for interest	$3.9	$3.8	$3.8
Cash paid (received) for income taxes	2.9	(3.2)	12.3

Construction costs funded through accounts payable and treated as non-cash investing activities totaled $1.3 million, $0.4 million, and $0.1 million at December 31, 2009, 2008, and 2007, respectively.

(d)           Revenue and Customer Receivables--Revenues are recognized on the accrual basis and include estimated amounts for natural gas services provided but not billed.  At December 31, 2009, and 2008, NSG's unbilled revenues were $19.3 million and $30.9 million, respectively.  At December 31, 2009, there were no customers or industries that accounted for more than 10% of NSG's revenues.

The cost of natural gas prudently incurred by NSG is recovered from customers under a one-for-one recovery mechanism, which provides for subsequent adjustments to rates for changes in natural gas costs.

NSG is required to provide service and grant credit (with applicable deposit requirements) to customers within its service territory.  NSG continually reviews its customers’ credit-worthiness and obtains or refunds deposits accordingly.  NSG is precluded from discontinuing service to residential customers during December through March when the weather forecast includes temperatures of 32 degrees or lower.

NSG presents revenues net of pass-through taxes on the Statements of Income.

(e)           Inventories--Inventories consist of natural gas in storage and liquid propane.  NSG accounts for liquid propane inventory using the average cost method.  NSG prices natural gas storage injections at the calendar year average of the costs of natural gas supply purchased.  Withdrawals from storage are priced on the LIFO cost method.  The estimated replacement cost of natural gas in inventory for NSG at December 31, 2009, and December 31, 2008, exceeded the LIFO cost by approximately $34.1 million and $31.7 million, respectively.  In calculating these replacement amounts, NSG used a Chicago city-gate natural gas price per dekatherm of $6.14 at December 31, 2009, and $5.80 at December 31, 2008.

(f)           Risk Management Activities--As part of its regular operations, NSG enters into contracts, including options, forwards, swaps, and other contractual commitments, to manage changes in commodity prices, which are described more fully in Note 2, "Risk Management Activities."

All derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception. NSG continually assesses its contracts designated as normal and will discontinue the treatment of these contracts as normal if the required criteria are no longer met.  NSG's tariffs allow for full recovery from its customers of prudently incurred natural gas supply costs, including gains or losses on these derivative instruments.  Therefore, these unrealized derivative gains or losses are recorded as regulatory assets or liabilities.

FASB ASC 815-10-45 provides the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  NSG has elected to present these items on a net basis on its Balance Sheets.

(g)           Property, Plant, and Equipment--Utility plant is stated at cost, including any associated allowance for funds used during construction and asset retirement costs.  The costs of renewals and betterments of units of property (as distinguished from minor items of property) are capitalized as additions to the utility plant accounts.  Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units.  Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are considered operating expenses.  NSG charges the cost of units of property retired, sold, or otherwise disposed of to the accumulated provision for depreciation and records the cost of removal, less salvage value, associated with the retirement to depreciation expense.

NSG records straight-line depreciation expense over the estimated useful life of utility property, using depreciation rates as approved by the ICC.  Annual utility composite depreciation rates for NSG were 1.7%, 1.8%, and 1.9% for 2009, 2008, and 2007, respectively.  These depreciation rates include net dismantling costs that are charged to depreciation expense as incurred.  Consistent with the ICC rate order issued January 22, 2010, NSG changed its method for recognizing net dismantling costs from as incurred to allocating the cost over the life of the asset.

See Note 4, "Property, Plant, and Equipment," for details regarding NSG's property, plant, and equipment balances.

(h)           Regulatory Assets and Liabilities--Regulatory assets represent probable future revenue associated with certain costs or liabilities that have been deferred and are expected to be recovered from customers through the ratemaking process.  Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts collected in rates for future costs.  If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to expense in the year the determination is made.  See Note 5, "Regulatory Assets and Liabilities," for more information.

(i)           Retirement of Debt--Any call premiums or unamortized expenses associated with refinancing utility debt obligations are amortized consistent with regulatory treatment of those items.  Any gains or losses resulting from the retirement of utility debt that is not refinanced are amortized over the remaining life of the original debt.

(j)           Asset Retirement Obligations--NSG recognizes legal obligations at fair value associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development, and/or normal operation of the assets.  A liability is recorded for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown.  The asset retirement obligations are accreted using a credit-adjusted risk-free interest rate commensurate with the expected settlement dates of the asset retirement obligations; this rate is determined at the date the obligation is incurred.  The associated retirement costs are capitalized as part of the related long-lived assets and are depreciated over the useful lives of the assets.  See Note 7, "Asset Retirement Obligations," for more information.

(k)           Income Taxes--Deferred income taxes have been recorded to recognize the expected future tax consequences of events that have been included in the financial statements by using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements.  NSG records valuation allowances for deferred tax assets when it is uncertain if the benefit will be realized in the future. NSG is allowed to defer certain adjustments made to income taxes that will impact future rates and record regulatory assets or liabilities related to these adjustments.

For investment tax credits generated by NSG, the ICC reduces future rates over the lives of the property to which the tax credits relate.  Accordingly, NSG defers the investment tax credits in the year the taxes payable are reduced, and NSG reduces the provision for income taxes over the useful lives of the related property.

NSG is included in the consolidated United States income tax return filed by Integrys Energy Group.  NSG is party to a federal and state tax allocation arrangement with Integrys Energy Group and its subsidiaries under which each entity determines its provision for income taxes on a stand-alone basis.  NSG settles the intercompany liabilities at the time that payments are made to the applicable taxing authority.  At December 31, 2009, there were no significant intercompany payables or receivables for income taxes.

NSG reports interest and penalties accrued related to income taxes as a component of provision for income taxes in the Statements of Income.

For more information regarding NSG's accounting for income taxes, see Note 8, "Income Taxes."

(l)           Employee Benefits--The costs of pension and other postretirement benefits are expensed over the period during which employees render service.  The transition obligation related to the other postretirement plans is being recognized over a 20-year period beginning in 1993.  In computing the expected return on pension plan assets, a market-related value of plan assets is used that recognizes differences between actual investment returns and the expected return on plan assets over the subsequent five years.  NSG’s regulators allow recovery in rates for the net periodic benefit cost calculated under GAAP.  Effective with new rates implemented in 2010, NSG will reflect pension and other postretirement benefit costs in rates using Integrys Energy Group’s basis in the related plan assets and obligations and method of determining these costs, which Integrys Energy Group established at the time of the February 2007 PEC merger.  In addition, the cumulative difference between the accounting bases of NSG and Integrys Energy Group in NSG’s pension and postretirement benefit obligations will be amortized as a component of NSG’s rates over the average remaining service lives of the participating employees.

NSG adopted the change in measurement date transition requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (now incorporated as part of FASB ASC 715), effective January 1, 2008, by remeasuring plan assets and benefit obligations as of that date.  NSG changed from a September 30 to a December 31 measurement date for its defined pension and other postretirement plans.  As a result of the change in measurement date, a $1.0 million pre-tax reduction to retained earnings was recognized on January 1, 2008.  SFAS No. 158 also required employers to recognize a defined benefit postretirement plan's funded status on the balance sheet, and recognize changes in the plan's funded status in comprehensive income in the year in which the changes occur.  NSG records changes in the funded status to regulatory asset or liability accounts, pursuant to the Regulated Operations Topic of the FASB ASC.

NSG accounts for its participation in benefit plans sponsored by IBS and PEC as multiple employer plans.  Under affiliate agreements, NSG is responsible for its share of plan obligations and is entitled to its share of plan assets; accordingly, NSG accounts for its pro rata share of the IBS and PEC plans as its own plans.

For additional information on NSG's employee benefits, see Note 10, "Employee Benefit Plans."

(m)           Fair Value--Effective January 1, 2008, NSG adopted SFAS No. 157, "Fair Value Measurements" (now incorporated as part of the Fair Value Measurements and Disclosures Topic of the FASB ASC).  This standard defined fair value and required enhanced disclosures about assets and liabilities carried at fair value.  These disclosures can be found in Note 13, "Fair Value."

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  NSG utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing the majority of its derivative assets and liabilities.

SFAS No. 157 established a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy are defined as follows:

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

(n)           Subsequent Events--Subsequent events at NSG were evaluated for potential recognition or disclosure through February 25, 2010, which is the date the financial statements were issued.

(o)           New Accounting Pronouncements--SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (now incorporated as part of the Consolidation Topic of the FASB ASC), was issued in June 2009.  This statement introduces a requirement to perform ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  In addition, this statement clarifies that the enterprise that is required to consolidate a variable interest entity will have a controlling financial interest evidenced by (1) the power to direct the activities that most significantly affect the entity’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the variable interest entity.  Additional disclosures are required regarding involvement with variable interest entities, as well as the methodology used to determine the primary beneficiary of any variable interest entities.  This standard was effective for NSG beginning January 1, 2010.  Management is currently evaluating the impact that the adoption will have on NSG’s first quarter 2010 financial statements.

NOTE 2--RISK MANAGEMENT ACTIVITIES

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

The following tables show NSG’s assets and liabilities from risk management activities:

		Risk Management Assets
		December 31, 2009			December 31, 2008
(Millions)	Classification	Gross Derivative Position	Netting	Balance Sheet Presentation	Gross Derivative Position	Netting	Balance Sheet Presentation
Commodity contracts	Current	$0.8	$0.1	$0.7	$4.3	$2.5	$1.8
Commodity contracts	Other Long-term	0.4	0.1	0.3	-	-	-
Total		$1.2	$0.2	$1.0	$4.3	$2.5	$1.8

		Risk Management Liabilities
		December 31, 2009			December 31, 2008
(Millions)	Classification	Gross Derivative Position	Netting	Balance Sheet Presentation	Gross Derivative Position	Netting	Balance Sheet Presentation
Commodity contracts	Current	$4.2	$0.1	$4.1	$29.2	$2.5	$26.7
Commodity contracts	Other Long-term	0.3	0.1	0.2	1.7	-	1.7
Total		$4.5	$0.2	$4.3	$30.9	$2.5	$28.4

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

The table below shows the net unrealized gains recorded on the balance sheet related to derivatives at NSG.

(Millions)	Balance Sheet Presentation	2009
Commodity contracts	Balance Sheet – Regulatory assets (current)	$21.8
Commodity contracts	Balance Sheet – Regulatory assets (long-term)	1.4

At December 31, 2009, NSG had the following notional volumes of outstanding derivative contracts:

Purchases
Natural gas (millions of therms)	128.4
Petroleum products (barrels)	3,414

Certain of NSG's derivative and nonderivative commodity instruments contain provisions that could require "adequate assurance" in the event of a material adverse change in NSG’s creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings.  The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at December 31, 2009, was $4.4 million, and NSG had not posted any cash collateral related to the credit-risk related contingent features of these commodity instruments.  If all of the credit-risk related contingent features contained in commodity derivative instruments had been triggered at December 31, 2009, NSG would have been required to post collateral of $3.3 million.

NSG's cash collateral amounts that were netted against the related derivative positions were insignificant at December 31, 2009, and 2008.

NOTE 3--RESTRUCTURING EXPENSE

In an effort to permanently remove costs from its operations, Integrys Energy Group developed a strategy at the end of 2009 that will include a reduction in the workforce supporting NSG.  In connection with this strategy, $0.4 million of employee-related costs are shown separately in the restructuring expense line item on the Statements of Income.  None of these costs had been paid out as of December 31, 2009.

NOTE 4--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31 consisted of the following utility assets:

(Millions)	2009	2008
Total utility plant	$411.2	$405.7
Less: Accumulated depreciation	163.5	160.2
Net	247.7	245.5
Construction work in progress	0.5	0.3
Total property, plant, and equipment	$248.2	$245.8

NOTE 5--REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected in NSG’s Balance Sheets as of December 31:

(Millions)	2009	2008

Regulatory assets
Environmental remediation costs (net of insurance recoveries)	$114.4	$105.8
Pension and other postretirement benefit related items	17.9	16.4
Asset retirement obligations	5.4	4.4
Derivatives	5.0	28.2
Rate case costs	3.0	2.1
Unamortized loss on debt	1.7	1.8
Other	2.4	1.9
Total	$149.8	$160.6
Balance Sheet Presentation
Current	$15.3	$32.3
Long-term	134.5	128.3
Total	$149.8	$160.6

Regulatory liabilities
Gas costs refundable through rate adjustments	$9.8	$6.5
Income tax related items	1.6	1.7
Other	0.5	1.5
Total	$11.9	$9.7
Balance Sheet Presentation
Current	$10.4	$8.1
Long-term – included in other long-term liabilities	1.5	1.6
Total	$11.9	$9.7

NSG expects to recover its regulatory assets and incur future costs or refund its regulatory liabilities through rates charged to customers based on specific ratemaking decisions made by regulators over periods specified by the regulators or over the normal operating period of the assets and liabilities to which they relate.  Based on prior and current rate treatment for such costs, NSG believes it is probable that it will continue to recover from customers the regulatory assets described above.

Certain regulatory assets do not result from cash expenditures, and therefore do not represent investments included in rate base or have offsetting liabilities that reduce the rate base of NSG.  Incremental environmental costs incurred and not yet recovered from customers and recoverable gas costs, which are generally recovered within one year, are not included in rate base.  However, NSG is allowed to recover a carrying cost for amounts spent but not yet collected from customers.  The regulatory asset related to the unamortized loss on debt is not included in rate base, but is recovered over the term of the debt through the rate of return authorized by the ICC.  The regulatory asset related to rate case costs is authorized recovery by the ICC over a five-year period for 2008 rates and a three-year period for 2010 rates.

See Note 1(f), "Summary of Significant Accounting Policies – Risk Management Activities," Note 9, "Commitments and Contingencies," and Note 10, "Employee Benefit Plans," for more information on some of the more significant regulatory assets and liabilities listed in the above table.

NOTE 6--LONG-TERM DEBT

See NSG's Statements of Capitalization for more information on NSG's long-term debt.

NSG's First Mortgage Bonds are subject to the terms and conditions of NSG's First Mortgage Indenture dated April 1, 1955, as supplemented.  Under the terms of the Indenture, substantially all property owned by NSG is pledged as collateral for these outstanding debt securities.

NSG has utilized First Mortgage Bonds to secure tax exempt interest rates.  The Illinois Finance Authority has issued Tax Exempt Bonds, and the proceeds from the sale of these bonds were loaned to NSG.  In return, NSG issued equal principal amounts of certain collateralized First Mortgage Bonds.

At December 31, 2009, NSG was in compliance with all financial covenants related to outstanding long-term debt.  NSG's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.  In addition, provisions and covenants restrict the payment of cash dividends and the purchase or redemption of capital stock.  At December 31, 2009, such restrictions amounted to $6.9 million of NSG’s total retained earnings of $70.2 million.

A schedule of all principal debt payment amounts related to bond maturities is as follows:

Year ending December 31
(Millions)
2010	$-
2011	-
2012	-
2013	46.5
2014	-
Later years	28.5
Total payments	$75.0

NOTE 7--ASSET RETIREMENT OBLIGATIONS

NSG has asset retirement obligations primarily related to distribution pipe removal (including asbestos and PCBs in pipes), asbestos and PCBs in buildings, and removal of above ground storage tanks.  NSG establishes regulatory assets and liabilities to record the differences between ongoing expense recognition under the Asset Retirement and Environmental Obligations accounting rules, and the ratemaking practices for retirement costs authorized by the ICC.

Changes to Asset Retirement Obligation Liabilities

The following table shows changes to NSG's asset retirement obligations through December 31, 2009.

(Millions)
Asset retirement obligations at December 31, 2006	$19.5
Accretion	1.2
Additions and revisions to estimated cash flows	2.3
Asset retirement obligations at December 31, 2007	23.0
Accretion	1.2
Asset retirement obligations at December 31, 2008	24.2
Accretion	1.3
Additions and revisions to estimated cash flows	(5.4)
Asset retirement obligations at December 31, 2009	$20.1

NOTE 8--INCOME TAXES

Deferred Income Tax Assets and Liabilities

Certain temporary book to tax differences, for which the offsetting amount is recorded as a regulatory asset or liability, are presented in the table below as net amounts, consistent with regulatory treatment.  The principal components of deferred income tax assets and liabilities recognized in the Balance Sheets as of December 31 are as follows:

(Millions)	2009	2008

Deferred income tax assets:
Employee benefits	$6.8	$7.8
Other	1.0	2.0
Total deferred income tax assets	$7.8	$9.8

Deferred income tax liabilities:
Plant related	$51.3	$48.4
Regulatory deferrals	5.4	4.0
Total deferred income tax liabilities	$56.7	$52.4

Balance Sheet Presentation:
Current deferred income tax liabilities – included in other current liabilities	$0.7	$1.6
Long-term deferred income tax liabilities	48.2	41.0
Net deferred income tax liabilities	$48.9	$42.6

Federal Income Tax Expense

The following table presents a reconciliation of federal income taxes to the provision for income taxes reported in the Statements of Income for the periods ended December 31.  The taxes are calculated by multiplying the statutory federal income tax rate by book income before federal income tax.

	2009		2008		2007
(Millions, except for percentages)	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$2.3	35.0%	$3.9	35.0%	$4.6
State income taxes, net	4.5	0.3	4.5	0.5	4.6	0.6
Unrecognized tax benefits	-	-	0.9	0.1	2.3	0.3
Benefits and compensation	(1.5)	(0.1)	(1.8)	(0.2)	(1.5)	(0.2)
Other differences, net	(2.2)	(0.1)	(1.7)	(0.2)	(0.7)	(0.1)
Effective income tax	35.8%	$2.4	36.9%	$4.1	39.7%	$5.2

Current provision
Federal		$(3.2)		$(0.1)		$3.9
State		(0.5)		-		2.3
Total current provision		(3.7)		(0.1)		6.2

Deferred provision		6.1		4.2		(1.3)
Unrecognized tax benefits		-		0.1		0.3
Investment tax credit - net		-		(0.1)		-
Total provision for income taxes		$2.4		$4.1		$5.2

As the related temporary differences reverse, NSG is prospectively refunding taxes to or collecting taxes from customers for which deferred taxes were recorded in prior years at rates different than current rates.  The regulatory liability for these and other regulatory tax effects totaled $1.6 million and $1.7 million as of December 31, 2009, and 2008, respectively.

NSG reports accrued interest and penalties related to income taxes as a component of provision for income taxes.  NSG had accrued interest expense of $0.1 million and no accrued penalties related to unrecognized tax benefits at December 31, 2009 and 2008.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions)	2009	2008	2007

Balance at January 1	$0.3	$0.4	$0.1
Increase related to tax positions taken in prior years	0.1	0.4	0.1
Decrease related to tax positions taken in prior years	-	(0.4)	-
Increase related to tax positions taken in current year	-	-	0.2
Decrease related to settlements	-	(0.1)	-
Balance at December 31	$0.4	$0.3	$0.4

At December 31, 2009, recognition in subsequent periods of the unrecognized tax benefits could affect NSG's net income by $0.3 million.

NSG files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions on a stand-alone basis or as part of Integrys Energy Group filings.  Subject to the following major exceptions listed below, NSG is no longer subject to United States federal, state, or local income tax examinations by tax authorities for years prior to 2004.

•	Illinois Department of Revenue - NSG has agreed to a statute extension for the September 30, 2003 tax year.

Integrys Energy Group has the following open examinations involving NSG:

•	IRS – PEC and consolidated subsidiaries have open examinations for the September 30, 2004 through December 31, 2006 tax years.
•	IRS – Integrys Energy Group and consolidated subsidiaries have open examinations for the 2006 and 2007 tax years along with the February 21, 2007 PEC short year.
•	Illinois Department of Revenue – PEC and consolidated subsidiaries have open examinations for the September 30, 2003 through December 31, 2006 tax years.

In the next 12 months, it is reasonably possible that NSG will settle its open examinations in multiple taxing jurisdictions related to tax years prior to 2007, resulting in a decrease in unrecognized tax benefits of as much as $0.3 million.

NOTE 9--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

NSG routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  NSG has obligations to distribute and sell natural gas to customers, and expects to recover costs related to these obligations in future customer rates.  As of December 31, 2009, NSG had obligations related to natural gas supply and transportation contracts totaling $89.1 million, some of which extend through 2017.

NSG also has commitments in the form of purchase orders issued to various vendors, which totaled $7.3 million at December 31, 2009.

General

Amounts ultimately paid as penalties, or eventually determined to be paid in lieu of penalties, will not be deductible for income tax purposes.

Environmental

Manufactured Gas Plant Remediation

NSG, its predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing and storing manufactured gas.  In connection with manufacturing and storing manufactured gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites.  Under certain laws and regulations relating to the protection of the environment, NSG is required to undertake remedial action with respect to some of these materials.

NSG is addressing five manufactured gas plant sites located in Illinois, including one site described in more detail below.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at NSG.  NSG estimated and accrued for $106.8 million of future undiscounted investigation and cleanup costs for all sites as of December 31, 2009.  NSG may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  NSG recorded a regulatory asset of $114.4 million, which is net of insurance recoveries received of $8.3 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of December 31, 2009.

Until July 2007, NSG was addressing four of the five sites under a program supervised by the Illinois Environmental Protection Agency (IEPA).  In July 2007, NSG transferred two of these four sites to the

EPA Superfund Alternative Sites Program.  Under the EPA’s program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.

NSG is coordinating the investigation and cleanup of its manufactured gas plant sites subject to EPA jurisdiction under what is called a "multi-site" program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

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

In March 28, 2006 orders, the ICC adopted a settlement agreement related to fiscal years 2001 through 2004 natural gas costs.  Under certain provisions of the settlement agreement, PEC agreed to: (1) provide the Illinois Attorney General (AG) and the City of Chicago (Chicago) up to $30.0 million for conservation and weatherization programs for which NSG may not seek rate recovery; (2) implement a reconnection program for certain customers; and (3) internal audits and an external audit of natural gas supply practices.

With respect to the conservation and weatherization funding, as of December 31, 2009, $0.6 million remained unpaid, of which $0.4 million was included in other current liabilities, and $0.2 million was included in other long-term liabilities.  Under the reconnection program, NSG took all steps it believed were required by the agreement.  The AG and Chicago have indicated that they believe the terms of the reconnection program are broader.  Management believes that NSG has fully complied with the reconnection program obligations of the settlement agreement; however, NSG, the AG and Chicago are discussing how to resolve this disagreement.

Four of the five annual internal audits required by the settlement agreement have been completed.  An auditor hired by the ICC conducted the external audit, and filed its report on April 10, 2008.  On March 31, 2009, NSG completed its responses to the auditor’s recommendations.

Class Action

In February 2004, a purported class action suit was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities’ fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On November 19, 2009, the Court entered an order certifying a class composed of customers of PGL and NSG during the period April 26, 2000, through September 30, 2002.  On December 17, 2009, PEC filed a Petition for Leave to Appeal to the Appellate Court challenging class certification and on February 19, 2010, this appeal was denied.

NOTE 10--EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

On September 30, 2008, the PEC Service Annuity System was merged into the PEC Retirement Plan, which was then renamed the Integrys Energy Group Retirement Plan.  The merger of these pension plans had no effect on the level of plan benefits provided to participants or the management of plan assets.  NSG now participates in one non-contributory, qualified defined benefit pension plan, sponsored by IBS, as well as an unfunded, nonqualified retirement plan, sponsored by PEC.  NSG is responsible for its share of the plan assets and obligations of these plans and the NSG Balance Sheets reflect only the liabilities associated with past and current NSG employees and its share of the plan assets.  In addition, NSG offers multiple other postretirement benefits to employees.

Integrys Energy Group also currently offers medical, dental, and life insurance benefits to active NSG employees and their dependents.  The costs of these benefits are expensed as incurred.

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.  During 2009, 2008, and 2007, a portion of each pension plan's projected benefit obligation was settled by the payment of lump sum benefits, resulting in a settlement cost.

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

As a result of the changes described above, NSG remeasured certain of its pension and other postretirement benefit obligations as of August 1, 2007, and reflected the remeasurement on November 1, 2007, as it had not yet adopted the measurement date provisions of SFAS No. 158 which became effective January 1, 2008.  The curtailment gains and losses recognized as a result of the plan design changes were not significant.

Effective July 1, 2008, the defined benefit pension plans were closed to union new hires.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets during 2009 and 2008.

	Pension Benefits		Other Benefits
(Millions)	2009	2008	2009	2008
Reconciliation of benefit obligation
Obligation at beginning of measurement period	$28.0	$28.3	$15.5	$14.6
Service cost	1.3	1.2	0.8	0.9
Interest cost	1.8	1.8	0.9	0.9
Participant contributions	-	-	-	0.2
Transfers from (to) affiliates	0.8	(0.1)	-	-
Actuarial (gain) loss, net	3.5	(1.1)	0.1	(0.5)
Benefit payments	(2.0)	(2.6)	(0.8)	(0.9)
Federal subsidy on benefits paid	-	-	0.1	0.1
Elimination of early measurement period	-	0.5	-	0.2
Obligation at end of measurement period	$33.4	$28.0	$16.6	$15.5

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of measurement period	$9.6	$15.7	$1.4	$2.4
Actual return on plan assets	2.3	(4.0)	0.1	(0.5)
Employer contributions	4.0	1.0	2.2	0.3
Transfers from (to) affiliates	0.8	(0.1)	-	-
Participant contributions	-	-	-	0.2
Benefit payments	(2.0)	(2.6)	(0.8)	(0.9)
Elimination of early measurement period	-	(0.4)	-	(0.1)
Fair value of plan assets at end of measurement period	$14.7	$9.6	$2.9	$1.4

Amounts recognized on NSG’s Balance Sheets at December 31 related to the funded status of the benefit plans consisted of:

	Pension Benefits		Other Benefits
(Millions)	2009	2008	2009	2008
Noncurrent liabilities	$18.7	$18.4	$13.7	$14.1

The accumulated benefit obligation for all defined benefit pension plans was $25.7 million and $21.9 million at December 31, 2009, and 2008, respectively.  Information for pension plans with an accumulated benefit obligation in excess of plan assets is presented in the following table.

	December 31
(Millions)	2009	2008
Projected benefit obligation	$33.4	$28.0
Accumulated benefit obligation	25.7	21.9
Fair value of plan assets	14.7	9.6

The following table shows the amounts that had not yet been recognized in NSG's net periodic benefit cost as of December 31.

	Pension Benefits		Other Benefits
(Millions)	2009	2008	2009	2008
Net regulatory assets
Net actuarial loss	$13.5	$11.7	$2.4	$2.4
Prior service cost	1.5	1.7	-	-
Transition obligation	-	-	0.5	0.6
Total	$15.0	$13.4	$2.9	$3.0

The estimated net losses for defined benefit pension plans that will be amortized as a component of net periodic benefit cost during 2010 are $0.3 million.

The following table shows the components of NSG's net pension and other postretirement benefit costs:

	Pension Benefits			Other Benefits
(Millions)	2009	2008	2007	2009	2008	2007
Net periodic benefit cost
Service cost	$1.3	$1.2	$1.3	$0.8	$0.8	$0.8
Interest cost	1.8	1.8	1.7	0.9	0.9	0.8
Expected return on plan assets	(1.2)	(1.2)	(1.2)	(0.1)	(0.1)	(0.2)
Amortization of transition obligation	-	-	-	0.1	0.1	0.1
Amortization of prior service cost	0.2	0.2	0.2	-	-	-
Amortization of net actuarial loss	0.2	0.1	0.3	-	0.1	0.1
Net periodic benefit cost	2.3	2.1	2.3	1.7	1.8	1.6
Effects of lump sum settlements upon retirement	0.4	0.2	0.3	-	-	-
Net benefit cost	$2.7	$2.3	$2.6	$1.7	$1.8	$1.6

Assumptions – Pension and Other Postretirement Benefit Plans

The weighted-average assumptions used at December 31 to determine benefit obligations for the plans were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	6.15%	6.45%	5.80%	6.45%
Rate of compensation increase	4.17%	4.17%	N/A	N/A
Assumed medical cost trend rate (under age 65)	N/A	N/A	8.0%	9.0%
Ultimate trend rate	N/A	N/A	5.0%	5.0%
Ultimate trend rate reached in	N/A	N/A	2013	2013
Assumed medical cost trend rate (over age 65)	N/A	N/A	8.5%	9.5%
Ultimate trend rate	N/A	N/A	5.5%	5.5%
Ultimate trend rate reached in	N/A	N/A	2013	2013
Assumed dental cost trend rate	N/A	N/A	5.0%	5.0%

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows:

	Pension Benefits
	2009	2008	2007
Discount rate	6.45%	6.40%	6.00%
Expected return on assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.17%	4.18%	3.75%

	Other Benefits
	2009	2008	2007
Discount rate	6.45%	6.25%	5.75%
Expected return on assets	8.50%	8.50%	8.50%
Assumed medical cost trend rate (under age 65)	9.0%	10.0%	8.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2013	2013	2010
Assumed medical cost trend rate (over age 65)	9.5%	10.5%	8.0%
Ultimate trend rate	5.5%	5.5%	5.0%
Ultimate trend rate reached in	2013	2013	2010
Assumed dental cost trend rate	5.0%	5.0%	5.0%

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

Assumed health care cost trend rates have a significant effect on the amounts reported by NSG for the health care plans.  For the year ended December 31, 2009, a one-percentage-point change in assumed health care cost trend rates would have had the following effects:

	One-Percentage-Point
(Millions)	Increase	Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$0.2	$(0.2)
Effect on the health care component of the accumulated postretirement benefit obligation	1.7	(1.5)

Pension and Other Postretirement Benefit Plan Assets

Integrys Energy Group's investment policy includes various guidelines and procedures designed to ensure assets are invested in an appropriate manner to meet expected future benefits to be earned by participants.  The investment guidelines consider a broad range of economic conditions.  Central to the policy are target allocation ranges by major asset categories.  The policy is established and administered in a manner that is compliant at all times with applicable regulations.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters and to achieve asset returns that meet or exceed the plans' actuarial assumptions and that are competitive with like instruments employing similar investment strategies.  The portfolio diversification provides protection against significant concentrations of risk in the plan assets.  The target asset allocations for pension plans and other postretirement plans that have significant assets are: 70% equity securities and 30% fixed income securities.  Equity securities primarily include investments in large-cap and small-cap companies.  Fixed income securities primarily include corporate bonds of companies from diversified industries, United States government securities, and mortgage-backed securities.

The Board of Directors of Integrys Energy Group has established the Employee Benefits Administrator Committee (composed of members of Integrys Energy Group management) to manage the operations and administration of all benefit plans and trusts.  The committee periodically reviews the asset allocation, and the portfolio is rebalanced when necessary.

The investments recorded at fair value in the pension and other postretirement benefit plan assets at December 31, 2009, by asset category were as follows.  See Note 1(m), "Summary of Significant Accounting Policies – Fair Value," for information on the fair value hierarchy and the inputs used to measure fair value.

	Pension Plan Assets				Other Benefit Plan Assets
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Cash and cash equivalents	$-	$0.5	$-	$0.5	$-	$1.7	$-	$1.7
Equity securities:
United States equity	4.1	3.1	-	7.2	-	0.1	-	0.1
International equity	0.5	2.2	-	2.7	-	-	-	-
Fixed income securities:
United States government	-	1.9	-	1.9	-	-	-	-
Foreign government	-	0.2	-	0.2	-	-	-	-
Corporate debt	-	2.1	0.1	2.2	0.1	-	-	0.1
Asset-backed securities	-	0.7	-	0.7	-	-	-	-
Real estate securities	-	-	0.4	0.4	-	-	-	-
	4.6	10.7	0.5	15.8	0.1	1.8	-	1.9
401(h) other benefit plan assets invested as pension assets *	-	(1.0)	-	(1.0)	-	1.0	-	1.0
Total	$4.6	$9.7	$0.5	$14.8	$0.1	$2.8	$-	$2.9

*	Pension trust assets are used to pay of other postretirement benefits as allowed under Internal Revenue Code Section 401(h).

The following table sets forth a reconciliation of changes in the fair value of pension plan assets categorized as Level 3 measurements:

(Millions)	Corporate Debt	Real Estate Securities	Total
Beginning balance at December 31, 2008	$-	$0.6	$0.6
Actual return on plan assets:
Relating to assets still held at the reporting date	0.1	(0.2)	(0.1)
Ending balance at December 31, 2009	$0.1	$0.4	$0.5

Cash Flows Related to Pension and Other Postretirement Benefit Plans

NSG’s funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes.  NSG expects to contribute $4.8 million to pension plans and $2.3 million to other postretirement benefit plans in 2010.

The following table shows the payments, reflecting expected future service, that NSG expects to make for pension and other postretirement benefits.  These amounts do not include the participants’ share of the cost.  In addition, the table shows the expected federal subsidies, provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, that will partially offset other postretirement benefits.

(Millions)	Pension Benefits	Other Benefits	Federal Subsidies
2010	$1.8	$1.1	$(0.1)
2011	2.2	1.2	(0.1)
2012	2.3	1.3	(0.1)
2013	2.7	1.4	(0.2)
2014	2.5	1.4	(0.2)
2015-2019	16.6	9.1	(1.0)

Defined Contribution Plans

Integrys Energy Group maintains a 401(k) Savings Plan for substantially all full-time NSG employees.  A percentage of employee contributions are matched through an ESOP or cash contribution up to certain limits.  Employees who are no longer eligible to participate in the defined benefit pension plan participate in a defined contribution pension plan, in which certain amounts are contributed to an employee’s account based on the employee’s wages, age, and years of service.  NSG’s share of the total costs incurred under these plans was $0.3 million for each of the years ended December 31, 2009, 2008, and 2007, respectively.

NOTE 11--PREFERRED STOCK

NSG has 160,000 shares of preferred stock, $100 par value, authorized for issuance, of which none were issued and outstanding at December 31, 2009.

NOTE 12--COMMON EQUITY

PEC is the sole holder of NSG’s common stock.

NSG's long-term debt obligations contain provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock.  At December 31, 2009, such restrictions amounted to $6.9 million out of NSG’s total retained earnings of $70.2 million.  Consequently, at December 31, 2009, NSG had $63.3 million of retained earnings available for the payment of dividends.   During 2009, NSG paid common stock dividends of $11.5 million to PEC.

Rates established in the 2010 and 2008 ICC rate orders reflect a common equity ratio of 56% in NSG's regulatory capital structure.  NSG may request ICC authorization to issue additional common stock to PEC and may return capital in order to maintain utility common equity levels consistent with those allowed by the ICC.

NOTE 13--FAIR VALUE

Fair Value Measurements

The following table shows NSG's financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total	Netting *	Balance Sheet Presentation
Risk management assets	$0.1	$1.1	$-	$1.2	$0.2	$1.0
Risk management liabilities	-	4.5	-	4.5	0.2	4.3

	December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total	Netting *	Balance Sheet Presentation
Risk management assets	$-	$4.3	$-	$4.3	$2.5	$1.8
Risk management liabilities	-	30.9	-	30.9	2.5	28.4

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

The risk management assets and liabilities listed in the tables include swaps, options, and natural gas purchase contracts used to manage volatility in natural gas supply costs and the costs of gasoline and diesel fuel used by NSG’s utility vehicles.  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  Certain derivative instruments are valued using broker quotes or prices for similar contracts at the reporting date, which are Level 2 inputs.  The valuation of certain contracts also includes an adjustment related to transportation, and NSG's financial fixed price options are valued using a model, incorporating mid-market prices obtained from the NYMEX.  These contracts are also classified in Level 2.  For more information on NSG's derivative instruments, see Note 2, "Risk Management Activities."

Fair Value of Financial Instruments

The following table shows the financial instruments included on NSG’s Balance Sheets that are not recorded at fair value.

	2009		2008
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$75.0	$76.6	$75.3	$68.3

The fair value of long-term debt is estimated based on the quoted market price for the same or similar issues or on the current rates offered to NSG for debt of the same remaining maturity.

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount approximates fair value.

NOTE 14--MISCELLANEOUS INCOME

NSG’s total miscellaneous income was as follows at December 31:

(Millions)	2009	2008	2007
Environmental carrying charge	$0.3	$0.3	$0.1
Interest and dividend income	0.1	0.5	1.1
Total miscellaneous income	$0.4	$0.8	$1.2

NOTE 15--REGULATORY ENVIRONMENT

2010 Rates

On January 21, 2010, the ICC issued a final written order authorizing a retail natural gas rate increase of $13.9 million for NSG, effective January 28, 2010.  The rates for NSG reflect a 10.33% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The rate order also approved the recovery of net dismantling costs of property, plant, and equipment over the life of the asset rather than when incurred.  PGL and NSG, as well as the AG and the Citizens Utility Board, filed requests for rehearing in February 2010.

Recent Illinois Legislation

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law.  SB 1918 contains a provision that allows NSG to file a rider to recover (or refund) the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense reported to the ICC each year.  NSG filed this rider with the ICC in September 2009, and began recording the effects of this provision at that time.  The ICC approved the rider in February 2010.  SB 1918 also requires a percentage of income payment plan for low-income utility customers that NSG is offering as a transition program in 2010 and 2011, with a permanent such program to begin no later than September 1, 2011, and an on-bill financing option that NSG filed in February 2010 and requested a June 2011 effective date.  The on-bill financing program will allow certain residential customers of NSG to borrow funds from a third party lender to purchase natural gas energy efficiency measures and pay back the borrowed funds over time through a charge on their utility bill.  No later than October 1, 2010, NSG must file an EEP to meet specified energy efficiency standards, with the first program year beginning June 2011.

2008 Rates

On February 5, 2008, the ICC issued a final written order requiring a retail natural gas rate decrease of $0.2 million for NSG, effective February 14, 2008.  The rates for NSG reflected a 9.99% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a decoupling mechanism, effective March 1, 2008, as a four-year pilot program, which allows NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin impacts of variations in volumes.  Legislation was introduced at the Illinois state legislature to roll back decoupling but never reached a vote.  This legislation was introduced again in the first quarter of 2009.  NSG actively supports the ICC’s decision to approve this rate setting mechanism.  The order also approved an EEP, which allows NSG to recover up to $1.1 million per year of energy efficiency costs.  This EEP is separate from the SB 1918 required EEP.

On March 26, 2008, the ICC denied NSG's request for rehearing of its rate order, and all but one such request from interveners.  On June 6, 2008, several parties filed a stipulation to resolve the single issue on which the ICC granted rehearing, but the resolved issue only affects PGL.  The ICC approved the stipulation, effective November 1, 2008, as well as a rehearing order.  Following the stipulation approval,

NSG and four other parties filed appeals with the Illinois appellate court.  Issues on appeal include the decoupling mechanism.

NOTE 16--SEGMENTS OF BUSINESS

NSG has two reportable segments.  NSG's results of operations, including allocations for corporate activities, are reported in the Natural Gas Utility segment, with nonutility operations reported in the Other segment.  No significant items were reported in the Other segment for any of the periods presented.

NOTE 17--RELATED PARTY TRANSACTIONS

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

IBS provides 14 categories of services (including financial, human resources, and administrative services) to NSG pursuant to a Master Regulated Affiliated Interest Agreement (Regulated AIA) which has been approved by, or granted appropriate waivers from, the appropriate regulators.  As required by FERC regulations for centralized service companies, IBS renders services at cost.  The appropriate public utility commissions, including the ICC, must be notified prior to making certain changes to the Regulated AIA, and other changes would require prior approval.  Recovery of allocated costs is addressed in NSG’s rate cases.

In 2008, an Affiliated Interest Agreement that would govern the provision of intercompany services, other than IBS services, within Integrys Energy Group, was submitted to the appropriate regulators for approval.  The new agreement was written primarily to limit the scope of services that had been provided under current agreements that are now being provided by IBS.  The new agreement would replace the current agreements (except for the Regulated AIA) referred to above, after proper approvals.  The pricing methodologies from the current agreements would carry forward to the new agreement.  The Affiliated Interest Agreement has yet to be approved.

The following table shows activity associated with related party transactions.

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(Millions)	2009	2008	2007

Natural gas sales to Integrys Energy Services	$0.2	$0.2	$0.3
Interest income from PGL	-	0.3	0.5
Interest expense to Integrys Energy Group, PGL, and PEC	0.1	0.1	-

NSG manages its liquidity by maintaining adequate financing commitments with related parties.  NSG has the ability to borrow up to $50.0 million from PEC and to loan to or borrow from PGL up to $50.0 million.  The information in the table below relates to NSG's short-term debt and remaining available capacity as of December 31:

(Millions)	2009	2008
Total short-term credit capacity under revolving short-term notes payable	$100.0	$100.0
Less: Loans outstanding from PEC	-	9.0
Loans outstanding from PGL	7.6	-
Available capacity under existing agreements	$92.4	$91.0

The year-end interest rate on the short-term notes payable to related parties was 0.2% in 2009 and 1.3% in 2008.  The interest rate is that which NSG would pay if it borrowed the money on its own by issuing the like amount in overnight commercial paper.

NOTE 18--QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Millions)	Three Months Ended
	2009
	March	June	September	December	Total
Operating revenues	$116.6	$28.0	$21.9	$61.7	$228.2
Operating income	5.5	0.6	1.0	3.5	10.6
Net income (loss)	2.9	(0.2)	-	1.6	4.3

	Three Months Ended
	2008
	March	June	September	December	Total
Operating revenues	$131.7	$50.7	$33.2	$97.3	$312.9
Operating income	8.9	0.8	0.6	4.2	14.5
Net income (loss)	5.5	(0.1)	(0.4)	2.0	7.0

Because of various factors that affect the utility business throughout the year, the quarterly results of operations are not necessarily comparable.

H.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
      FIRM ON FINANCIAL STATEMENTS

To the Board of Directors of North Shore Gas Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of North Shore Gas Company and subsidiary (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of North Shore Gas Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, WI
February 25, 2010

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

Changes In Internal Control Over Financial Reporting

There were no changes in NSG's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, NSG's internal control over financial reporting.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees for professional services provided to NSG by Deloitte & Touche LLP in 2009 and 2008:

Fees	2009	2008
Audit Fees (a)	$306,039	$295,905
Audit Related Fees (b)	7,144	112,500
Tax Fees (c)	18,871	-
Total Fees	$332,054	$408,405

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

b)
Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements or internal control over financial reporting and are not reported under "Audit Fees."  These services in 2009 included an examination of forecasted financial statements in connection with NSG’s rate filing with the ICC.

c)	Tax Fees. Consists of fees billed for professional services rendered for tax compliance.

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

For information on the Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm regarding NSG see the discussion in Integrys Energy Group’s Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 2010, under the caption "Principal Fees and Services Paid to Independent Registered Public Accounting Firm."

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1)	Financial Statements included in Part II at Item 8 above:

	Description	Pages in 10-K

	Statements of Income for the three years ended December 31, 2009, 2008, and 2007	28

	Balance Sheets as of December 31, 2009 and 2008	29

	Statements of Capitalization as of December 31, 2009 and 2008	30

	Statements of Common Shareholder's Equity for the three years ended December 31, 2009, 2008, and 2007	31

	Statements of Cash Flows for the three years ended December 31, 2009, 2008, and 2007	32

	Notes to Financial Statements	33-53

	Report of Independent Registered Public Accounting Firm	54

(2)
Financial Statement Schedules.

The following financial statement schedules are included in Part IV of this report.  Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description	Pages in 10-K

	Schedule II NSG Valuation and Qualifying Accounts	60

(3)	Listing of all exhibits, including those incorporated by reference. See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2010.

NORTH SHORE GAS COMPANY

(Registrant)

By:	/s/ Lawrence T. Borgard
Lawrence T. Borgard Vice Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.

Signature	Title	Date

/s/ Charles A. Schrock
Charles A. Schrock	Director and Chairman of the Board	February 25, 2010

/s/ Lawrence T. Borgard
Lawrence T. Borgard	Director, Vice Chairman of the Board and Chief Executive Officer	February 25, 2010

/s/ Willard S. Evans, Jr.
Willard S. Evans, Jr.	Director and President	February 25, 2010

/s/ Thomas P. Meinz
Thomas P. Meinz	Director	February 25, 2010

/s/ Phillip M. Mikulsky
Phillip M. Mikulsky	Director	February 25, 2010

/s/ Joseph P. O'Leary
Joseph P. O'Leary	Director, Senior Vice President and Chief Financial Officer	February 25, 2010

/s/ James F. Schott
James F. Schott	Director and Vice President - Regulatory Affairs	February 25, 2010

/s/ Diane L. Ford
Diane L. Ford	Vice President and Corporate Controller	February 25, 2010

SCHEDULE II
NORTH SHORE GAS COMPANY
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2009, 2008, and 2007
(in millions)

	Balance at	Additions	Additions
	Beginning of	Charged to	Charged to		Balance at
Fiscal Year	Period	Expense	Other Accounts (1)	Reductions (2)	End of Period

2007	$1.6	$2.1	$-	$1.7	$2.0

2008	$2.0	$2.5	$-	$2.8	$1.7

2009	$1.7	$1.5	$0.6	$2.9	$0.9

(1) Represents amounts charged to tax liabilities related to revenue taxes and state use taxes uncollectible from customers and uncollectible amounts deferred as a regulatory asset under the Illinois Senate Bill 1918.
(2) Represents amounts written off to the reserve, net of any adjustments.

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

Exhibit Number	Description of Documents

3.1	Articles of Incorporation of NSG, as amended on April 24, 1995 (Incorporated by reference to Form 10-K for fiscal year ended 1995, Exhibit 3(b) [File No. 2-35965]).

3.2	By-Laws of NSG, as amended May 17, 2007 (Incorporated by reference to Form 10-Q for the quarter ended June 30, 2007, Exhibit 3.2 [File No. 2-35965]).

4.1
NSG Indenture, dated as of April 1, 1955, from NSG to U.S. Bank National Association (as successor trustee to Continental Illinois National Bank and Trust Company of Chicago), as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (NSG—File No. 2-35965, Exhibit 4-1); Fourth Supplemental Indenture, dated as of May 1 1964 (NSG—File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (NSG—File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (Incorporated by reference to Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4 [File No. 1-05540]); Thirteenth Supplemental Indenture dated December 1, 1998 ( Incorporated by reference to Form 10-Q for the quarter ended March 31, 1999, Exhibit 4 [File No. 2-35965]); Fourteenth Supplemental Indenture dated as of April 15, 2003, First Mortgage 4.625% Bonds, Series N-1 and Series N-2 ( Incorporated by reference to Form 10-Q for the quarter ended March 31, 2003, Exhibit 4(g) [File No. 2-35965]) and Fifteenth Supplemental Indenture dated as of November 1, 2008, First Mortgage 7.00% Bonds, Series O. (Incorporated by reference to Exhibit 4.12 to Integrys Energy Group's Form 10-K filed February 26, 2009 [File No. 1-11337]).

10.1+
Amendment Number One to the Amended and Restated Trust under PEC's Directors Deferred Compensation Plan, Directors Stock and Option Plan, Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, dated as of July 24, 2006 ( Incorporated by reference to Form 10-K for fiscal year ended September 30, 2006, Exhibit 10(e) [File No. 2-35965]).

10.2+	Executive Deferred Compensation Plan, amended as of December 4, 2002 (Incorporated by reference to Form 10-Q for the quarter ended December 31, 2002, Exhibit 10(c) [File No. 2-35965]).

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

10.13	Order of the Illinois Commerce Commission in Docket No. 01-0706 for NSG (Incorporated by reference to Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.1 [File No. 2-35965]).

10.14	Order of the Illinois Commerce Commission in Docket No. 02-0726 for NSG (Incorporated by reference to Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.2 [File No. 2-35965]).

10.15	Order of the Illinois Commerce Commission in Docket No. 03-0704 for NSG (Incorporated by reference to Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.4 [File No. 2-35965]).

10.16	Order of the Illinois Commerce Commission in Docket No. 04-0682 for NSG (Incorporated by reference to Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.6 [File No. 2-35965]).

12	NSG Ratio of Earnings to Fixed Charges.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for NSG.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for NSG.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Proxy Statement for Integrys Energy Group's 2010 Annual Meeting of Shareholders. [To be filed with the SEC under Regulation 14A within 120 days after December 31, 2009; except to the extent specifically incorporated by reference, the Proxy Statement for the 2010 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form
10-K.]

+	A management contract or compensatory plan or arrangement.