Form 10-Q
period 2010-03-31
NORTH SHORE GAS CO /IL/
filed 2010-05-06
CIK 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  3,625,887 shares of common stock, without par value, outstanding at May 5, 2010, all of which were held, beneficially and of record, by Peoples Energy Corporation, a wholly owned subsidiary of Integrys Energy Group, Inc.

NORTH SHORE GAS COMPANY
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

Page
EXHIBIT INDEX		26

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for North Shore Gas Company

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for North Shore Gas Company

Commonly Used Acronyms

ASC	Accounting Standards Codification
EEP	Enhanced Efficiency Program
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
LIFO	Last-in, first-out
N/A	Not Applicable
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
SEC	United States Securities and Exchange Commission

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

Forward-looking statements involve a number of risks and uncertainties.  Some risks that could cause results to differ from any forward-looking statement include those described in Item 1A of NSG's Annual Report on Form 10-K for the year ended December 31, 2009, as may be amended or supplemented in Part II, Item 1A of this report.  Other factors include:

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

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions)	2010	2009

Natural gas operating revenues	$95.9	$116.6

Natural gas purchased for resale	70.0	93.1
Operating and maintenance expense	15.3	15.8
Depreciation and amortization expense	2.1	1.5
Taxes other than income taxes	0.7	0.7
Operating income	7.8	5.5

Miscellaneous income	0.1	0.1
Interest expense	(1.0)	(1.1)
Other expense	(0.9)	(1.0)

Income before taxes	6.9	4.5
Provision for income taxes	3.2	1.6
Net income	$3.7	$2.9

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2010	2009

Assets
Cash and cash equivalents	$23.4	$0.6
Accounts receivable and accrued unbilled revenues, net of reserves of $1.3 and $0.9, respectively	45.4	36.9
Natural gas in storage, primarily at LIFO	2.1	9.7
Regulatory assets	17.7	15.3
Prepaid federal income tax	-	4.1
Other current assets	1.8	2.9
Current assets	90.4	69.5

Property, plant, and equipment, net of accumulated depreciation of $162.2 and $163.5, respectively	248.7	248.2
Regulatory assets	135.9	134.5
Other long-term assets	1.3	1.5
Total assets	$476.3	$453.7

Liabilities and Shareholder's Equity
Accounts payable	$16.6	$21.7
Payables to related parties	7.6	7.3
Notes payable to related parties	-	7.6
Liabilities from risk management activities	7.4	4.1
Accrued taxes	6.0	3.9
Customer credit balances	2.3	6.7
Regulatory liabilities	12.0	10.4
Temporary LIFO liquidation credit	26.2	-
Other current liabilities	7.0	5.9
Current liabilities	85.1	67.6

Long-term debt	75.0	75.0
Deferred income taxes	49.2	48.2
Environmental remediation liabilities	105.8	106.8
Pension and other postretirement benefit obligations	33.4	32.4
Asset retirement obligations	20.4	20.1
Other long-term liabilities	11.1	8.7
Long-term liabilities	294.9	291.2

Commitments and contingencies

Common stock - without par value, 5,000,000 shares authorized; 3,625,887 shares issued and outstanding	24.8	24.8
Retained earnings	71.6	70.2
Accumulated other comprehensive loss	(0.1)	(0.1)
Total liabilities and shareholder's equity	$476.3	$453.7

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF CAPITALIZATION (Unaudited)			March 31	December 31
(Millions, except share amounts)			2010	2009

Common stock equity
Common stock, without par value, 5,000,000 shares authorized,
3,625,887 shares outstanding			$24.8	$24.8
Accumulated other comprehensive loss			(0.1)	(0.1)
Retained earnings			71.6	70.2
Total common stock equity			96.3	94.9

Long-term debt
First mortgage bonds
	Series	Year Due
M	5.000%	2028	28.5	28.5
N-2	4.625%	2013	40.0	40.0
O	7.000%	2013	6.5	6.5
Total long-term debt			75.0	75.0
Total capitalization			$171.3	$169.9

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2010	2009

Operating Activities
Net income	$3.7	$2.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	2.1	1.5
Bad debt expense	0.6	0.8
Deferred income taxes	0.9	0.8
Pension and other postretirement expense	1.1	1.2
Pension and other postretirement funding	-	(0.2)
Other, net	1.0	3.3
Changes in working capital
Collateral on deposit	-	(1.0)
Accounts receivable and accrued unbilled revenues	(9.2)	8.4
Natural gas in storage	7.6	6.9
Other current assets	5.6	(0.2)
Accounts payable	(4.4)	(10.5)
Accrued taxes	2.1	(0.8)
Temporary LIFO liquidation	26.2	29.2
Other current liabilities	(1.6)	2.6
Net cash provided by operating activities	35.7	44.9

Investing Activities
Capital expenditures	(3.0)	(2.9)
Note receivable from related parties	-	(31.7)
Other	-	(0.1)
Net cash used for investing activities	(3.0)	(34.7)

Financing Activities
Net payments of related-party short-term debt	(7.6)	(9.0)
Dividends to parent	(2.3)	(1.2)
Net cash used for financing activities	(9.9)	(10.2)
Net change in cash and cash equivalents	22.8	-
Cash and cash equivalents at beginning of period	0.6	0.1
Cash and cash equivalents at end of period	$23.4	$0.1

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 1--FINANCIAL INFORMATION

The condensed financial statements of NSG have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP.  Accordingly, these condensed financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These condensed financial statements should be read in conjunction with the financial statements and notes in the NSG Annual Report on Form 10-K for the year ended December 31, 2009.

The condensed financial statements are unaudited, but, in management’s opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements.  Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2010.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the NSG Condensed Statements of Cash Flows:

	Three Months Ended March 31
(Millions)	2010	2009
Cash paid for interest	$-	$0.1
Cash (received) paid for income taxes	(3.6)	2.4

Construction costs funded through accounts payable and treated as non-cash investing activities totaled $0.8 million, and $0.1 million at March 31, 2010, and 2009, respectively.

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

In the three months ended March 31, 2010, NSG identified additional classes of risk management assets and liabilities as a result of the implementation of FASB Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."  As required, this ASU was only applied for the quarter ended March 31, 2010, and therefore, prior periods do not reflect the expanded disclosure requirements.

The following tables show NSG’s assets and liabilities from risk management activities.

		March 31, 2010
		Assets			Liabilities
(Millions)	Classification *	Gross Derivative Position	Netting	Balance Sheet Presentation	Gross Derivative Position	Netting	Balance Sheet Presentation
Natural gas contracts	Current Risk Management Liabilities	N/A	N/A	N/A	$7.4	$-	$7.4
Natural gas contracts	Other Current	$0.1	$-	$0.1	N/A	N/A	N/A
Natural gas contracts	Other Long-term	0.1	-	0.1	0.9	-	0.9
Total		$0.2	$-	$0.2	$8.3	$-	$8.3

*
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

		December 31, 2009
		Assets			Liabilities
(Millions)	Classification *	Gross Derivative Position	Netting	Balance Sheet Presentation	Gross Derivative Position	Netting	Balance Sheet Presentation
Commodity contracts	Current Risk Management Liabilities	N/A	N/A	N/A	$4.2	$0.1	$4.1
Commodity contracts	Other Current	$0.8	$0.1	$0.7	N/A	N/A	N/A
Commodity contracts	Other Long-term	0.4	0.1	0.3	0.3	0.1	0.2
Total		$1.2	$0.2	$1.0	$4.5	$0.2	$4.3

*
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

The table below shows the net unrealized gains (losses) recorded on the balance sheet related to derivatives at NSG.

		Three Months Ended March 31
(Millions)	Balance Sheet Presentation	2010	2009
Natural gas contracts	Balance Sheet – Regulatory assets (current)	$(4.2)	$3.9
Natural gas contracts	Balance Sheet – Regulatory assets (long-term)	(0.8)	0.2

NSG had the following notional volumes of outstanding derivative contracts:

	March 31, 2010	December 31, 2009
	Purchases	Purchases
Natural gas (millions of therms)	90.9	128.4
Petroleum products (barrels)	2,540	3,414

Certain of NSG's derivative and nonderivative commodity instruments contain provisions that could require "adequate assurance" in the event of a material adverse change in NSG’s creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings.  The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at March 31, 2010, and December 31, 2009, was $8.3 million, and $4.4 million, respectively.  At March 31, 2010, and December 31, 2009, NSG had not posted any cash collateral related to the credit-risk related contingent features of these commodity instruments.  If all of the credit-risk related contingent features contained in commodity derivative instruments had been triggered at
March 31, 2010, and December 31, 2009, NSG would have been required to post collateral of $6.7 million, and $3.3 million, respectively.

NSG's cash collateral amounts that were netted against the related derivative positions were insignificant at March 31, 2010, and December 31, 2009.

NOTE 4--RESTRUCTURING EXPENSE

In an effort to permanently remove costs from its operations, Integrys Energy Group developed a strategy at the end of 2009 that included a reduction in the workforce supporting NSG as well as Integrys Energy Group’s other subsidiaries.  The following table summarizes the activity related to restructuring costs incurred in connection with this strategy:

(Millions)	Three Months Ended March 31, 2010
Accrued restructuring costs at beginning of period	$0.4
Payments to IBS for allocated restructuring costs	(0.4)
Accrued restructuring costs at end of period	$-

NOTE 5--NATURAL GAS IN STORAGE

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

NOTE 6--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of NSG through March 31, 2010.

(Millions)
Asset retirement obligations at December 31, 2009	$20.1
Accretion	0.3
Asset retirement obligations at March 31, 2010	$20.4

NOTE 7--INCOME TAXES

NSG’s effective tax rate for the quarter ended March 31, 2010, and 2009, was 46.4% and 35.6%, respectively.

NSG calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items.

The effective tax rate for the three months ended March 31, 2010, was higher than the federal tax rate of 35%, primarily due to the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the federal Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (HCR).  As a result of the legislation, NSG expensed $0.5 million of deferred income tax benefits during the quarter ended March 31, 2010, which were previously recognized as a reduction of provision for income taxes.  This additional provision for income taxes will not reoccur in future periods.

For the quarter ended March 31, 2010, there was no significant change in NSG’s liability for unrecognized tax benefits.

NOTE 8--COMMITMENTS AND CONTINGENCIES

General

Amounts ultimately paid as penalties, or eventually determined to be paid in lieu of penalties, may not be deductible for income tax purposes.

Commodity Purchase Obligations and Purchase Order Commitments

NSG routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  NSG has obligations to distribute and sell natural gas to customers, and expects to recover costs related to these obligations in future customer rates.  As of March 31, 2010, NSG had obligations related to natural gas supply and transportation contracts totaling $83.1 million, some of which extend through 2017.

NSG also has commitments in the form of purchase orders issued to various vendors, which totaled $7.0 million at March 31, 2010.

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

NSG is addressing five manufactured gas plant sites located in Illinois, including one site described in more detail below.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at NSG.  NSG estimated and accrued for $105.8 million of future undiscounted investigation and cleanup costs for all sites as of March 31, 2010.  NSG may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  NSG recorded a regulatory asset of $112.2 million, which is net of insurance recoveries received of $8.3 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of March 31, 2010.

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

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for NSG.  Accordingly, management believes that the costs incurred in connection with former manufactured gas plant operations will not have a material adverse effect on the financial statements of NSG.  However, any changes in NSG’s approved rate mechanisms for recovery of these costs, or any adverse conclusions by the ICC with respect to the prudence of costs actually incurred, could materially adversely affect NSG’s recovery of such costs through rates.

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

In March 28, 2006 orders, the ICC adopted a settlement agreement related to fiscal years 2001 through 2004 natural gas costs.  Under certain provisions of the settlement agreement, PEC agreed to provide the Illinois Attorney General (AG) and the City of Chicago (Chicago) up to $30.0 million for conservation and weatherization programs for which NSG may not seek rate recovery.  NSG’s portion of the conservation and weatherization funding that remained unpaid as of March 31, 2010, was $0.6 million, of which $0.4 million was included in other current liabilities, and $0.2 million was included in other long-term liabilities.  PEC also agreed to implement a reconnection program for certain NSG customers.  NSG took all steps required by the settlement agreement with respect to the reconnection program.  In April 2010, NSG, the AG, the Citizens Utility Board, and Chicago resolved a disagreement concerning the scope of the reconnection program.  Finally, PEC agreed to internal audits and an external audit of natural gas supply practices.  Four of the five annual internal audits required by the settlement agreement have been completed.  An auditor hired by the ICC conducted the external audit and filed its report on April 10, 2008.  On March 31, 2009, NSG completed its responses to the external auditor’s recommendations.

For NSG’s 2006 Gas Charge reconciliation case, there were no contested issues and the parties filed an agreed form of order in January 2009.  Reconciliations of subsequent periods have been opened but are being held in abeyance pending the outcome of the fiscal 2006 Gas Charge reconciliation case.

Class Action

In February 2004, a purported class action suit was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities’ fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On November 19, 2009, the Court entered an order certifying a class composed of customers of PGL and NSG during the period April 26, 2000, through September 30, 2002.  On March 26, 2010, PEC filed a Petition for Leave to Appeal to the Illinois Supreme Court challenging class certification and the petition is currently pending.

NOTE 9--EMPLOYEE BENEFIT PLANS

The following table shows the components of NSG's net periodic benefit cost for the three months ended March 31:

	Pension Benefits		Other Benefits
(Millions)	2010	2009	2010	2009
Service cost	$0.4	$0.3	$0.3	$0.2
Interest cost	0.5	0.5	0.3	0.3
Expected return on plan assets	(0.4)	(0.3)	(0.1)	-
Amortization of net actuarial loss	0.1	0.1	-	-
Net periodic benefit cost	0.6	0.6	0.5	0.5
Effect of lump sum settlements upon retirement	-	0.1	-	-
Net benefit cost	$0.6	$0.7	$0.5	$0.5

NSG records net actuarial losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets.

Retiring employees have the option of receiving retirement benefits in the form of an annuity or a lump sum payment.  During 2009, a portion of each pension plan's projected benefit obligation was settled by the payment of lump sum benefits, resulting in a settlement cost.  Effective with the 2010 rate order, NSG only recognizes settlement costs if the cost is greater than or equal to the sum of the service and interest cost components of the net periodic benefit cost for the year.

Effective with the 2010 rate order, NSG reflects pension and other postretirement benefit costs in rates using Integrys Energy Group's accounting basis, which was established at the time of the February 2007 PEC merger.  Pursuant to the 2010 rate order, a regulatory asset was established for the remaining cumulative difference that existed between the accounting bases of NSG and Integrys Energy Group in NSG's pension and other postretirement benefit obligations.  The amortization of this regulatory asset over the average remaining service lives of the participating employees is not included as a component of net periodic benefit cost.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the three months ended March 31, 2010, no contributions were made to the pension and other postretirement benefit plans.  NSG expects to contribute $4.8 million to its pension plans and $2.3 million to its other postretirement benefit plans during the remainder of 2010.

NOTE 10--FAIR VALUE

Fair Value Measurements

In the three months ended March 31, 2010, NSG identified additional classes of risk management assets and liabilities as a result of the implementation of FASB Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."  As required, this ASU was only applied for the quarter ended March 31, 2010, and therefore, prior periods do not reflect the expanded disclosure requirements.

The following table shows NSG's financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	March 31, 2010
(Millions)	Level 1	Level 2	Level 3	Total	Netting *	Balance Sheet Presentation
Risk management assets
Natural gas contracts	$-	$0.2	$-	$0.2	$-	$0.2
Risk management liabilities
Natural gas contracts	-	8.3	-	8.3	-	8.3

	December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total	Netting *	Balance Sheet Presentation
Risk management assets	$0.1	$1.1	$-	$1.2	$0.2	$1.0
Risk management liabilities	-	4.5	-	4.5	0.2	4.3

*
FASB ASC 815-10-45 permits the netting of risk management assets and liabilities when a legally enforceable netting agreement exists, and requires the netting of related cash collateral positions against the net derivative positions.

NSG determined the fair values above using a market based approach that incorporates observable market inputs where available, and internally developed inputs where observable market data is not readily available.  For the unobservable inputs, consideration is given to the assumptions that market participants would use in valuing the asset or liability.  These factors include not only the credit standing of the counterparties involved, but also the impact of NSG's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the tables include swaps, options, and natural gas purchase contracts used to manage volatility in natural gas supply costs and the costs of gasoline and diesel fuel used by NSG’s utility vehicles.  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  Certain derivative instruments are valued using broker quotes or prices for similar contracts at the reporting date, which are Level 2 inputs.  The valuation of certain contracts also includes an adjustment related to transportation, and NSG's financial fixed price options are valued using the Black-76 model, incorporating mid-market prices obtained from the NYMEX.  These contracts are also classified in Level 2.  For more information on NSG's derivative instruments, see Note 3, "Risk Management Activities."  There were no transfers between the levels of the fair value hierarchy during the three months ended March 31, 2010.

Fair Value of Financial Instruments

The following table shows the financial instruments included on NSG’s Condensed Balance Sheets that are not recorded at fair value.

	March 31, 2010		December 31, 2009
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$75.0	$77.6	$75.0	$76.6

The fair value of long-term debt is estimated based on the quoted market price for the same or similar issues or on the current rates offered to NSG for debt of the same remaining maturity.

Due to the short-term nature of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount approximates fair value.

NOTE 11--REGULATORY ENVIRONMENT

2010 Rates

On January 21, 2010, the ICC issued a final written order authorizing a retail natural gas rate increase of $13.9 million for NSG, effective January 28, 2010.  The rates for NSG reflect a 10.33% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The rate order also approved the recovery of net dismantling costs of property, plant, and equipment over the life of the asset rather than when incurred.  NSG, as well as the AG and the Citizens Utility Board, filed requests for rehearing in February 2010.  On March 10, 2010, the ICC denied all rehearing requests related to NSG.  The AG, the Citizens Utility Board, and NSG filed appeals with the Illinois appellate court of the ICC's order denying rehearing on certain issues.

Recent Illinois Legislation

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law.  SB 1918 contains a provision that allows NSG to file a rider to recover (or refund) the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense reported to the ICC each year.  NSG filed this rider with the ICC in September 2009, and began recording the effects of this provision at that time.  The ICC approved the rider in February 2010.  SB 1918 also requires a percentage of income payment plan for low-income utility customers that NSG is offering as a transition program in 2010 and 2011, with a permanent program to begin no later than September 1, 2011, as well as an on-bill financing program that NSG filed in February 2010 with a requested June 2011 effective date.  The on-bill financing program will allow certain residential customers of NSG to borrow funds from a third party lender to purchase energy efficiency measures and pay back the borrowed funds over time through a charge on their utility bill.  No later than October 1, 2010, NSG must file an EEP to meet specified energy efficiency standards, with the first program year beginning June 2011.  The legislation did not have a significant impact on NSG during the quarter ended March 31, 2010.

2008 Rates

On February 5, 2008, the ICC issued a final written order requiring a retail natural gas rate decrease of $0.2 million for NSG, effective February 14, 2008.  The rates for NSG reflected a 9.99% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a decoupling mechanism, effective March 1, 2008, as a four-year pilot program, which allows NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin impacts of variations in volumes.  Legislation was introduced, but not enacted, at the Illinois state legislature to roll back decoupling.  NSG actively supports the ICC’s decision to approve this rate setting mechanism.  The order also approved an EEP, which allows NSG to recover up to $1.1 million per year of energy efficiency costs.  This EEP is separate from, and will be replaced by, the SB 1918 required EEP.

On March 26, 2008, the ICC denied NSG's request for rehearing of its rate order, and all but one such request from interveners, which only affected PGL.  The ICC approved a stipulation resolving the rehearing issue.  Following the stipulation approval, NSG and four other parties filed appeals with the Illinois appellate court.  Issues on appeal include the decoupling mechanism.

NOTE 12--SEGMENTS OF BUSINESS

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

The following discussion should be read in conjunction with the accompanying condensed financial statements and related notes and NSG’s  Annual Report on Form 10-K for the year ended December 31, 2009.

SUMMARY

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

RESULTS OF OPERATIONS

First Quarter 2010 Compared with First Quarter 2009

			Change in
	Three Months Ended March 31		2010 Over
(Millions)	2010	2009	2009

Net income	$3.7	$2.9	27.6%

Earnings Summary

Net income at NSG increased $0.8 million, to $3.7 million for the quarter ended March 31, 2010, from $2.9 million for the same quarter in 2009.  The significant factors contributing to the increase in net income were a $1.8 million after-tax increase in margin related to a new rate order, effective January 28, 2010, and a $0.6 million after-tax decrease in injuries and damages expense and workers compensation claims.  These positive impacts were partially offset by a $0.6 million after-tax decrease in margin related to lower quarter-over-quarter volumes, net of decoupling, and a $0.4 million after-tax increase in depreciation and amortization expense related to recovery under a new rate order.  Federal health care legislation enacted in March 2010 also had a non-recurring $0.5 million negative impact on natural gas earnings as a result of an increase in provision for income taxes, since payments for retiree prescription drugs subject to a federal subsidy will no longer be deductible under the new legislation.

			Change in
	Three Months Ended March 31		2010 Over
(Millions, except heating degree days)	2010	2009	2009

Natural gas operating revenues	$95.9	$116.6	(17.8)%
Natural gas purchased for resale	70.0	93.1	(24.8)%
Margins	25.9	23.5	10.2%

Operating and maintenance expense	15.3	15.8	(3.2)%
Depreciation and amortization expense	2.1	1.5	40.0%
Taxes other than income taxes	0.7	0.7	-

Operating income	7.8	5.5	41.8%

Miscellaneous income	0.1	0.1	-
Interest expense	(1.0)	(1.1)	(9.1)%
Other expense	(0.9)	(1.0)	(10.0)%

Income before taxes	6.9	4.5	53.3%
Provision for income taxes	3.2	1.6	100.0%

Net income	$3.7	$2.9	27.6%

Throughput in therms
Residential	85.7	93.0	(7.8)%
Commercial and industrial	18.1	20.4	(11.3)%
Transport	49.2	48.8	0.8%
Total sales in therms	153.0	162.2	(5.7)%

Weather
Heating degree days	3,124	3,318	(5.8)%

First Quarter 2010 Compared with First Quarter 2009

Revenues

Natural gas utility segment revenue decreased $20.7 million quarter-over-quarter, resulting primarily from:

•
An approximate $17 million decrease in revenue as a result of an approximate 18% decrease in the average per-unit cost of natural gas sold during the quarter ended March 31, 2010, compared with the same quarter in 2009. Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•	An approximate $7 million decrease in revenue as a result of lower natural gas throughput volumes, driven by:

	-	An approximate $4 million decrease from warmer quarter-over-quarter weather during the first quarter heating season, evidenced by the 5.8% decrease in heating degree days.

-
An approximate $3 million decrease related to lower overall volumes, including residential customer volumes, resulting from customer conservation and efficiency efforts.  Lower volumes were also experienced by commercial and industrial customers, resulting from reduced demand related to changes in customers' plant operations, which NSG attributed to the general economic slowdown.

•
The decrease in revenue was partially offset by an approximate $3 million increase in revenue resulting from the ICC's final rate order for a retail natural gas distribution rate increase effective January 28, 2010. See Note 11, "Regulatory Environment," for more information on this rate order.

Margins

Natural gas utility segment margin increased $2.4 million quarter-over-quarter, primarily due to:

•	An approximate $3 million positive impact resulting from the new rate order, effective January 28, 2010.

•
The increase in margin was partially offset by an approximate $1 million decrease in margin resulting from a 5.7% decrease in natural gas throughput volumes attributed to warmer quarter-over-quarter weather, customer conservation and efficiency efforts, and the negative impact of the general economic slowdown.  This decrease in margin includes the impact of a decoupling mechanism, which allows NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin per customer impact of variations in volumes.  The mechanism does not adjust for changes in volumes resulting from changes in customer counts.

Operating Income

Operating income at the natural gas utility segment increased $2.3 million quarter-over-quarter, driven by the $2.4 million increase in margin, partially offset by a $0.1 million increase in operating expenses.  The increase in operating expenses was driven by:

•
A $0.6 million increase in depreciation and amortization expense, primarily related to the new rate order effective January 28, 2010, which allows recovery of net dismantling costs by including it as a component of depreciation rates applied to natural gas distribution assets.

•
A $0.5 million increase in both the amortization of the regulatory asset related to environmental cleanup expenditures of former manufactured gas plant sites and EEP expenses.  These costs were recovered from customers in rates and, therefore, had no impact on earnings.

•	The increase in operating expense was partially offset by a $1.0 million decrease in injuries and damages expense and workers compensation claims.

Provision for Income Taxes

	Three Months Ended March 31
	2010	2009

Effective Tax Rate	46.4%	35.6%

First Quarter 2010 Compared with First Quarter 2009

The increase in the effective tax rate for the quarter ended March 31, 2010, compared with the same quarter in 2009, was primarily due to the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the recently passed federal health care legislation.  See "Other Future Considerations – Federal Health Care Reform" for more information.  As a result of the legislation, NSG expensed $0.5 million of deferred income tax benefits during the quarter ended March 31, 2010, which were previously recognized as a reduction of provision for income taxes.  This additional provision for income taxes will not reoccur in future periods.

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

Operating Cash Flows

During the quarter ended March 31, 2010, net cash provided by operating activities was $35.7 million, compared with $44.9 million for the same quarter in 2009.  The $9.2 million quarter-over-quarter decrease in net cash provided by operating activities was largely driven by an $8.3 million decrease in cash provided by working capital.  Because natural gas prices dropped significantly during the first quarter of 2009, accounts receivable and accrued unbilled revenues also decreased during this period, generating cash.  However, the first quarter of 2010 did not see the same change in prices, therefore accounts receivable and accrued unbilled revenues increased from year-end as a result of high volumes experienced during the heating season.  Partially offsetting these changes was a $6.1 million quarter-over-quarter decrease in cash used to pay accounts payable balances.

Investing Cash Flows

Net cash used for investing activities decreased $31.7 million, from $34.7 million for the quarter ended March 31, 2009, to $3.0 million for the quarter ended March 31, 2010, due to $31.7 million loaned to PGL during the first quarter of 2009 that was not loaned during the first quarter of 2010.

Financing Cash Flows

Net cash used for financing activities decreased $0.3 million, from $10.2 million during the quarter ended March 31, 2009, to $9.9 million during the quarter ended March 31, 2010, primarily due to the repayment of a greater amount of related-party loans during the quarter ended March 31, 2009, compared with the same quarter in 2010.

Credit Ratings

The current credit ratings for NSG are listed in the table below.

	Standard & Poor's	Moody's
Issuer credit rating	BBB+	A3
Senior secured debt	A	A2

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating.

On January 26, 2010, Standard and Poor's revised the outlook for Integrys Energy Group and all of its subsidiaries to "stable" from "negative."  The revised outlook reflected Integrys Energy Group's decision to retain a selected portion of its nonregulated operations, which resulted in a revision to Integrys Energy Group's business risk profile to "strong" from "excellent."  The revised outlook also reflected Integrys Energy Group’s improved financial measures and decreasing regulatory risk, which resulted in a change in its financial risk profile to "significant" from "aggressive."

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of NSG as of March 31, 2010:

		Payments Due By Period
(Millions)	Total Amounts Committed	2010	2011 to 2012	2013 to 2014	2015 and Thereafter

Long-term debt principal and interest payments (1)	$108.9	$2.8	$7.5	$50.3	$48.3
Commodity purchase obligations (2)	83.1	13.2	36.1	24.3	9.5
Purchase orders (3)	7.0	7.0	-	-	-
Pension and other postretirement funding obligations (4)	32.3	7.1	14.8	5.3	5.1
Total contractual cash obligations	$231.3	$30.1	$58.4	$79.9	$62.9

(1)	Represents bonds issued by NSG. NSG records all principal obligations on the balance sheet.

(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot be estimated beyond 2012.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $105.8 million at March 31, 2010, as the amount and timing of payments are uncertain.  NSG anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates.  See Note 8, "Commitments and Contingencies," for more information.  In addition, the table does not reflect any payments for the March 31, 2010, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 7, "Income Taxes," for more information about this liability.

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

Capital Resources

As of March 31, 2010, NSG was in compliance with all covenants related to outstanding long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.

NSG's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.  In addition, covenants and other provisions restrict the payment of cash dividends and the purchase or redemption of capital stock.  At March 31, 2010, such restrictions require NSG to maintain a minimum balance in retained earnings of $6.9 million.

NSG plans to meet its capital requirements for the period 2010 through 2012 primarily through internally generated funds, debt financings, and equity infusions.  NSG plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes NSG has adequate financial flexibility and resources to meet its future needs.

NSG has the ability to borrow up to $50.0 million from PEC and up to $50.0 million from PGL.  At March 31, 2010, NSG had no borrowings outstanding with PEC or PGL under these debt agreements.

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

Property Tax Assessment on Natural Gas

NSG purchases storage services from pipeline companies on the pipelines’ interstate natural gas storage and transmission systems.  Once a shipper delivers gas to the pipeline’s system, that specific gas cannot be physically traced back to the shipper and the physical location of that specific gas is not ascertainable.  Some states tax natural gas as personal property and have recently sought to assess personal property tax obligations against natural gas quantities held as working gas in facilities located in their states.  Because the pipeline does not have title to the working gas inventory in these facilities, the state imposes the tax on the shippers as of the assessment date, based on allocated quantities.  Shippers that are being assessed a tax are actively protesting these property tax assessments.  As of March 31, 2010, NSG had not been assessed such a tax.

Federal Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (HCR) were signed into law.  HCR contains various provisions that will affect the cost of providing health care coverage to active and retired employees of NSG and their dependents.  Although these provisions become effective at various times over the next 10 years, some provisions that affect the cost of providing benefits to retirees will be reflected starting in 2010.

Most notably, there is a provision of HCR that, beginning in 2013, eliminates the tax deduction for employer-paid postretirement prescription drug charges to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy.  As a result, NSG was required to eliminate a portion of its deferred tax asset related to postretirement benefits.  The total amount of the deferred tax asset that was reduced for the loss of the deduction was $0.5 million, all of which flowed through to income as a component of income tax expense in the first quarter of 2010.  This additional provision for income taxes will not reoccur in future periods.  NSG intends to seek recovery in rates of the income impact of this tax law change, but at this time is not able to predict how much will ultimately be recovered in rates.

Other provisions of HCR include the elimination of annual and lifetime maximum benefits, elimination of pre-existing condition restrictions, an excise tax on high-cost health plans, changes to the Medicare Part D prescription drug program, and numerous other changes.  NSG is currently evaluating what other impacts the health care legislation may have on its future results of operations, cash flows or financial positions, and if plan structure changes are necessary for its health care programs.

CRITICAL ACCOUNTING POLICIES

NSG has reviewed its critical accounting policies for new critical accounting estimates and other significant changes.  NSG found that the disclosures made in its Annual Report on Form 10-K for the year ended December 31, 2009, are still current and that there have been no significant changes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

NSG's market risks have not changed materially from the market risks reported in its 2009 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in NSG's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A.     Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of NSG’s 2009 Annual Report on Form 10-K, which was filed with the SEC on February 26, 2010.

Item 6.     Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, North Shore Gas Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company

Date: May 5, 2010	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and Chief Accounting Officer)

NORTH SHORE GAS COMPANY
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

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