Form 10-Q
period 2010-06-30
NORTH SHORE GAS CO /IL/
filed 2010-08-05
CIK 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  3,625,887 shares of common stock, without par value, outstanding at August 4, 2010, all of which were held, beneficially and of record, by Peoples Energy Corporation, a wholly owned subsidiary of Integrys Energy Group, Inc.

NORTH SHORE GAS COMPANY
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

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

Forward-looking statements involve a number of risks and uncertainties.  Some risks that could cause results to differ from any forward-looking statement include those described in Item 1A of NSG's Annual Report on Form 10-K for the year ended December 31, 2009, as may be amended or supplemented in Part II, Item 1A of NSG’s subsequently filed Quarterly Reports on Form 10-Q (including this report).  Other factors include:

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting NSG;
●
The individual and cumulative impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the natural gas utility industry, financial reform, changes in environmental and other regulations, including but not limited to, greenhouse gas emissions, energy efficiency mandates, and reliability standards, and changes in tax and other laws and regulations to which NSG is subject;

●
Current and future litigation and regulatory proceedings, enforcement actions or inquiries, including but not limited to, manufactured gas plant site cleanup, third-party intervention in permitting and licensing projects, and prudence and reconciliation of costs recovered in revenues through an automatic gas cost recovery mechanism;

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

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions)	2010	2009	2010	2009

Natural gas operating revenues	$30.1	$28.0	$126.0	$144.6

Natural gas purchased for resale	11.9	13.6	81.9	106.7
Operating and maintenance expense	11.8	11.6	27.1	27.4
Depreciation and amortization expense	2.3	1.6	4.4	3.1
Taxes other than income taxes	0.5	0.6	1.2	1.3
Operating income	3.6	0.6	11.4	6.1

Miscellaneous income	0.1	0.1	0.2	0.2
Interest expense	(1.1)	(1.0)	(2.1)	(2.1)
Other expense	(1.0)	(0.9)	(1.9)	(1.9)

Income (loss) before taxes	2.6	(0.3)	9.5	4.2
Provision (benefit) for income taxes	1.0	(0.1)	4.2	1.5
Net income (loss)	$1.6	$(0.2)	$5.3	$2.7

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2010	2009

Assets
Cash and cash equivalents	$18.7	$0.6
Accounts receivable and accrued unbilled revenues, net of reserves of $1.5 and $0.9, respectively	18.0	36.9
Natural gas in storage, primarily at LIFO	5.5	9.7
Regulatory assets	15.5	15.3
Prepaid federal income tax	2.0	4.1
Other current assets	1.7	2.9
Current assets	61.4	69.5

Property, plant, and equipment, net of accumulated depreciation of $164.0 and $163.5, respectively	248.4	248.2
Regulatory assets	134.2	134.5
Other long-term assets	1.4	1.5
Total assets	$445.4	$453.7

Liabilities and Shareholder's Equity
Accounts payable	$16.3	$21.7
Payables to related parties	6.3	7.3
Notes payable to related parties	-	7.6
Liabilities from risk management activities	4.2	4.1
Accrued taxes	2.0	3.9
Customer credit balances	3.1	6.7
Regulatory liabilities	9.3	10.4
Temporary LIFO liquidation credit	12.6	-
Other current liabilities	5.3	5.9
Current liabilities	59.1	67.6

Long-term debt	75.0	75.0
Deferred income taxes	49.6	48.2
Environmental remediation liabilities	104.8	106.8
Pension and other postretirement benefit obligations	29.4	32.4
Asset retirement obligations	20.7	20.1
Other long-term liabilities	11.1	8.7
Long-term liabilities	290.6	291.2

Commitments and contingencies

Common stock - without par value, 5,000,000 shares authorized; 3,625,887 shares issued and outstanding	24.8	24.8
Retained earnings	71.0	70.2
Accumulated other comprehensive loss	(0.1)	(0.1)
Total liabilities and shareholder's equity	$445.4	$453.7

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF CAPITALIZATION (Unaudited)			June 30	December 31
(Millions, except share amounts)			2010	2009

Common stock equity
Common stock, without par value, 5,000,000 shares authorized,
3,625,887 shares outstanding			$24.8	$24.8
Accumulated other comprehensive loss			(0.1)	(0.1)
Retained earnings			71.0	70.2
Total common stock equity			95.7	94.9

Long-term debt
First mortgage bonds
	Series	Year Due
M	5.000%	2028	28.5	28.5
N-2	4.625%	2013	40.0	40.0
O	7.000%	2013	6.5	6.5
Total long-term debt			75.0	75.0
Total capitalization			$170.7	$169.9

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2010	2009

Operating Activities
Net income	$5.3	$2.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	4.4	3.1
Bad debt expense	1.1	1.1
Deferred income taxes	1.0	1.7
Pension and other postretirement expense	1.9	2.2
Pension and other postretirement contributions	(4.8)	(0.4)
Other, net	1.0	2.0
Changes in working capital
Accounts receivable and accrued unbilled revenues	18.1	41.3
Natural gas in storage	4.2	3.3
Other current assets	3.0	(3.2)
Accounts payable	(5.2)	(10.5)
Accrued taxes	(1.9)	(4.7)
Temporary LIFO liquidation	12.6	13.7
Other current liabilities	(5.1)	(0.7)
Net cash provided by operating activities	35.6	51.6

Investing Activities
Capital expenditures	(5.6)	(5.2)
Note receivable from related parties	-	(10.4)
Other	0.2	-
Net cash used for investing activities	(5.4)	(15.6)

Financing Activities
Net payments of related-party short-term debt	(7.6)	(9.0)
Dividends to parent	(4.6)	(7.0)
Other	0.1	-
Net cash used for financing activities	(12.1)	(16.0)
Net change in cash and cash equivalents	18.1	20.0
Cash and cash equivalents at beginning of period	0.6	0.1
Cash and cash equivalents at end of period	$18.7	$20.1

The accompanying condensed notes are an integral part of these statements.

NORTH SHORE GAS COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the NSG Condensed Statements of Cash Flows:

	Six Months Ended June 30
(Millions)	2010	2009
Cash paid for interest	$1.9	$2.0
Cash paid for income taxes	0.4	3.4

Construction costs funded through accounts payable and treated as non-cash investing activities totaled $0.1 million and $0.2 million at June 30, 2010, and 2009, respectively.

NOTE 3--RISK MANAGEMENT ACTIVITIES

NSG uses derivative instruments to manage commodity costs.  None of these derivatives are designated as hedges for accounting purposes.  The derivatives include natural gas purchase contracts as well as financial derivative contracts (commodity swaps and options) used to mitigate the risks associated with the market price volatility of natural gas supply costs.  NSG also utilizes financial option contracts to mitigate the risks associated with the costs of gasoline and diesel fuel used by its utility vehicles.  The fair value of these financial option contracts was not significant at June 30, 2010.

NSG will separately disclose risk management assets and liabilities for natural gas and petroleum products as a result of the implementation of FASB Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."

The following tables show NSG’s assets and liabilities from risk management activities.

		June 30, 2010
		Assets				Liabilities
(Millions)	Classification (1)	Gross Derivative Position	Netting (2)	Balance Sheet Presentation		Gross Derivative Position	Netting (2)	Balance Sheet Presentation
Natural gas contracts	Current	$0.2	$-	$0.2	(3)	$4.3	$0.1	$4.2
Natural gas contracts	Other Long-term	0.3	-	0.3		0.5	-	0.5
Total		$0.5	$-	$0.5		$4.8	$0.1	$4.7

(1)
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

(2)
FASB ASC 815-10-45 permits the netting of risk management assets and liabilities when a legally enforceable netting agreement exists, and, when assets and liabilities are netted, requires the netting of related cash collateral positions against the net derivative positions.

(3)	This amount is reflected in other current assets on NSG’s Condensed Balance Sheets.

		December 31, 2009
		Assets				Liabilities
(Millions)	Classification (1)	Gross Derivative Position	Netting (2)	Balance Sheet Presentation		Gross Derivative Position	Netting (2)	Balance Sheet Presentation
Natural gas contracts	Current	$0.7	$0.1	$0.6	(3)	$4.2	$0.1	$4.1
Natural gas contracts	Other Long-term	0.4	0.1	0.3		0.3	0.1	0.2
Petroleum product contracts	Current	0.1	-	0.1		-	-	-
Total		$1.2	$0.2	$1.0		$4.5	$0.2	$4.3

(1)
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

(2)
FASB ASC 815-10-45 permits the netting of risk management assets and liabilities when a legally enforceable netting agreement exists, and, when assets and liabilities are netted, requires the netting of related cash collateral positions against the net derivative positions.

(3)	This amount is reflected in other current assets on NSG’s Condensed Balance Sheets.

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

The table below shows the net unrealized gains (losses) recorded on the balance sheet related to derivatives at NSG.  The unrealized gains (losses) recorded on the income statement related to the petroleum product contracts were not significant.

(Millions)	Financial Statement Presentation	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Natural gas contracts	Balance Sheet – Regulatory assets (current)	$3.4	$(0.8)
Natural gas contracts	Balance Sheet – Regulatory assets (long-term)	0.4	(0.4)

(Millions)	Financial Statement Presentation	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Natural gas contracts	Balance Sheet – Regulatory assets (current)	$7.2	$11.0
Natural gas contracts	Balance Sheet – Regulatory assets (long-term)	0.7	0.8

NSG had the following notional volumes of outstanding derivative purchase contracts:

	June 30, 2010	December 31, 2009
Natural gas (millions of therms)	88.8	128.4
Petroleum products (barrels)	5,081	3,414

Certain of NSG's derivative and nonderivative commodity instruments contain provisions that could require "adequate assurance" in the event of a material adverse change in NSG’s creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings.  The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at June 30, 2010, and December 31, 2009, was $4.8 million, and $4.4 million, respectively.  At June 30, 2010, and December 31, 2009, NSG had not posted any cash collateral related to the credit-risk related contingent features of these commodity instruments.  If all of the credit-risk related contingent features contained in commodity derivative instruments had been triggered at
June 30, 2010, and December 31, 2009, NSG would have been required to post collateral of $3.5 million, and $3.3 million, respectively.

NSG's cash collateral amounts that were netted against the related derivative positions were insignificant at June 30, 2010, and December 31, 2009.

NOTE 4--RESTRUCTURING EXPENSE

In an effort to permanently remove costs from its operations, Integrys Energy Group developed a plan at the end of 2009 that included a reduction in the workforce supporting NSG, as well as Integrys Energy Group’s other subsidiaries.  The following table summarizes the activity related to restructuring costs incurred in connection with this plan:

(Millions)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Accrued restructuring costs at beginning of period	$-	$0.4
Payments to IBS for allocated restructuring costs	-	(0.4)
Accrued restructuring costs at end of period	$-	$-

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

NOTE 6--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of NSG through June 30, 2010.

(Millions)
Asset retirement obligations at December 31, 2009	$20.1
Accretion	0.6
Asset retirement obligations at June 30, 2010	$20.7

NOTE 7--INCOME TAXES

NSG’s effective tax rate for the three and six months ended June 30, 2010, was 38.5% and 44.2%, respectively.  The effective rate for the three and six months ended June 30, 2009, was 33.3% and 35.7%, respectively.

NSG calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items.

The effective tax rate for the three months ended June 30, 2010, was higher than the federal tax rate of 35%, primarily due to state income taxes.  The effective tax rate for the six months ended June 30, 2010, was higher than the federal tax rate of 35%, primarily due to the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the federal Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (HCR).  As a result of the legislation, NSG expensed $0.5 million of deferred income tax benefits during the first quarter of 2010, which were previously recognized as a reduction of provision for income taxes.

The effective tax rate for the three months ended June 30, 2009, was lower than the federal tax rate of 35%, primarily due to the impact of certain permanent book to tax return differences and tax credit amortization, partially offset by state income taxes.

For the three and six months ended June 30, 2010, there were no significant changes in NSG's liability for uncertain tax positions.

NOTE 8--COMMITMENTS AND CONTINGENCIES

General

Amounts ultimately paid as penalties, or eventually determined to be paid in lieu of penalties, may not be deductible for income tax purposes.

Commodity Purchase Obligations and Purchase Order Commitments

NSG routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  NSG has obligations to distribute and sell natural gas to customers, and expects to recover costs related to these obligations in future customer rates.  As of June 30, 2010, NSG had obligations of $79.1 million related to natural gas supply and transportation contracts that extend through 2017.

NSG also has commitments of $9.7 million in the form of purchase orders issued to various vendors at June 30, 2010.

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

NSG is addressing five manufactured gas plant sites located in Illinois, including one site described in more detail below.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at NSG.  NSG estimated and accrued for $104.8 million of future undiscounted investigation and cleanup costs for all sites as of June 30, 2010.  NSG may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  NSG recorded a regulatory asset of $112.0 million, which is net of insurance recoveries received of $8.3 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of June 30, 2010.

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

The EPA identified NSG as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site).  The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site.  The EPA also identified OMC, General Motors Corporation (GM), and certain other parties as PRPs at the Waukegan Site.  NSG and the other PRPs are parties to a consent decree that requires NSG and GM, jointly and severally, to perform the remedial action and establish and maintain financial assurance of $27.0 million.  The EPA reduced the financial assurance requirement to $21.0 million to reflect completion of the soil component of the remedial action in August 2005.  NSG has met its financial assurance requirement in the form of a net worth test while GM met the requirement by providing a performance and payment bond in favor of the EPA.  As a result of the GM bankruptcy, the EPA contacted the surety and the surety stated that it will provide the EPA access to the surety bond funds which are expected to fund a significant portion of GM’s liability.  The potential exposure related to the GM bankruptcy that is not expected to be covered by the bond proceeds has been reflected in the accrual identified above.

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for NSG.  Accordingly, management believes that the costs incurred in connection with former manufactured gas plant operations will not have a material adverse effect on the condensed financial statements of NSG.  However, any changes in NSG’s approved rate mechanisms for recovery of these costs, or any adverse conclusions by the ICC with respect to the prudence of costs actually incurred, could materially adversely affect NSG’s recovery of such costs through rates.

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

In March 28, 2006 orders, the ICC adopted a settlement agreement related to fiscal years 2001 through 2004 natural gas costs.  Under the settlement agreement, PEC agreed to provide the Illinois Attorney General (AG) and the City of Chicago (Chicago) up to $30.0 million for conservation and weatherization programs for which NSG may not seek rate recovery.  NSG’s portion of the conservation and weatherization funding that remained unpaid as of June 30, 2010, was $0.4 million, of which $0.2 million was included in other current liabilities, and $0.2 million was included in other long-term liabilities.  PEC also agreed to implement a reconnection program for certain NSG customers, and NSG implemented this program.  Finally, PEC agreed to internal audits and an external audit of natural gas supply practices.  Four of the five annual internal audits required by the settlement agreement have been completed.  The external audit was completed in April 2008, and NSG completed its responses to the external auditor’s recommendations in March 2009.

For NSG’s fiscal 2006 Gas Charge reconciliation case, there were no contested issues and the ICC issued an order on May 25, 2010.  Reconciliations of subsequent periods had been held in abeyance pending the outcome of the fiscal 2006 Gas Charge reconciliation case, but a procedural schedule has been set for the 2007 Gas Charge reconciliation case.

Class Action

In February 2004, a purported class action suit was filed in Cook County Circuit Court against PEC, PGL, and NSG by customers of PGL and NSG, alleging among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in the utilities’ fiscal year 2001 Gas Charge reconciliation proceedings.  In the suit, Alport et al. v. Peoples Energy Corporation, the plaintiffs seek disgorgement and punitive damages.  PGL and NSG have been dismissed as defendants and the only remaining counts of the suit allege violations of the Consumer Fraud and Deceptive Business Practices Act by PEC and that PEC acted in concert with others to commit a tortious act.  PEC denies the allegations and is vigorously defending the suit.  On November 19, 2009, the Court entered an order certifying a class composed of customers of PGL and NSG during the period April 26, 2000, through September 30, 2002.  On May 26, 2010, the Illinois Supreme Court denied PEC’s Petition for Leave to Appeal challenging class certification.  The case remains pending in the Circuit Court and the parties are currently engaged in settlement discussions.

NOTE 9--EMPLOYEE BENEFIT PLANS

The following table shows the components of NSG's net periodic benefit cost:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$0.3	$0.3	$0.7	$0.6	$0.2	$0.2	$0.5	$0.4
Interest cost	0.5	0.5	1.0	1.0	0.2	0.1	0.5	0.4
Expected return on plan assets	(0.4)	(0.3)	(0.8)	(0.6)	-	(0.1)	(0.1)	(0.1)
Amortization of transition obligation	-	-	-	-	-	0.1	-	0.1
Amortization of prior service cost	-	0.1	-	0.1	-	-	-	-
Amortization of net actuarial loss	-	-	0.1	0.1	-	-	-	-
Net periodic benefit cost	0.4	0.6	1.0	1.2	0.4	0.3	0.9	0.8
Effect of lump sum settlements upon retirement	-	0.1	-	0.2	-	-	-	-
Net benefit cost	$0.4	$0.7	$1.0	$1.4	$0.4	$0.3	$0.9	$0.8

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

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the six months ended June 30, 2010, $4.8 million of contributions were made to the pension plans, and contributions made to the other postretirement benefit plans were not significant.  NSG does not expect to contribute additional amounts to its pension plans during the remainder of 2010.  NSG expects to contribute $2.2 million to its other postretirement benefit plans during the remainder of 2010.

NOTE 10--FAIR VALUE

Fair Value Measurements

NSG will separately disclose risk management assets and liabilities for natural gas and petroleum products as a result of the implementation of FASB Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."

The following table shows NSG's financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	June 30, 2010
(Millions)	Level 1	Level 2	Level 3	Total	Netting *	Balance Sheet Presentation
Risk management assets
Natural gas contracts	$-	$0.5	$-	$0.5	$-	$0.5
Risk management liabilities
Natural gas contracts	-	4.8	-	4.8	0.1	4.7

*
FASB ASC 815-10-45 permits the netting of risk management assets and liabilities when a legally enforceable netting agreement exists, and, when assets and liabilities are netted, requires the netting of related cash collateral positions against the net derivative positions.

	December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total	Netting *	Balance Sheet Presentation
Risk management assets
Natural gas contracts	$-	$1.1	$-	$1.1	$0.2	$0.9
Petroleum product contracts	0.1	-	-	0.1	-	0.1
Risk management liabilities
Natural gas contracts	-	4.5	-	4.5	0.2	4.3

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

The risk management assets and liabilities listed in the tables include swaps, options, and natural gas purchase contracts used to manage volatility in natural gas supply costs.  NSG also utilizes financial option contracts to manage volatility in the costs of gasoline and diesel fuel used by its utility vehicles.  The fair value of these financial option contracts was not significant at June 30, 2010.  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  Certain derivative instruments are valued using broker quotes or prices for similar contracts at the reporting date, which are Level 2 inputs.  The valuation of certain contracts also includes an adjustment related to transportation, and NSG's financial fixed price options are valued using the Black-76 model, incorporating mid-market prices obtained from the NYMEX.  These contracts are also classified in Level 2.  For more information on NSG's derivative instruments, see Note 3, "Risk Management Activities."  There were no transfers between the levels of the fair value hierarchy during the three and six months ended June 30, 2010.

Fair Value of Financial Instruments

The following table shows the financial instruments included on NSG’s Condensed Balance Sheets that are not recorded at fair value.

	June 30, 2010		December 31, 2009
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$75.0	$78.6	$75.0	$76.6

The fair value of long-term debt is estimated based on the quoted market price for the same or similar issues or on the current rates offered to NSG for debt of the same remaining maturity.

Due to the short-term nature of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount approximates fair value.

NOTE 11--REGULATORY ENVIRONMENT

2010 Rates

On January 21, 2010, the ICC issued a final order authorizing a retail natural gas rate increase of $13.9 million for NSG, effective January 28, 2010.  The rates for NSG reflect a 10.33% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The rate order also approved the recovery of net dismantling costs of property, plant, and equipment over the life of the asset rather than when incurred.  NSG, as well as the AG and the Citizens Utility Board, filed requests for rehearing in February 2010.  On March 10, 2010, the ICC denied all rehearing requests related to NSG.  The AG, the Citizens Utility Board, and NSG filed appeals with the Illinois appellate court.

Recent Illinois Legislation

In July 2009, Illinois Senate Bill (SB) 1918 was signed into law.  SB 1918 contains a provision that allows NSG to file a rider to recover (or refund) the incremental difference between the rate case authorized uncollectible expense and the actual uncollectible expense reported to the ICC each year.  NSG filed this rider with the ICC in September 2009, and began recording the effects of this provision at that time.  The ICC approved the rider in February 2010.  SB 1918 also requires a percentage of income payment plan for low-income utility customers that NSG is offering as a transition program in 2010 and 2011, with a permanent program to begin no later than September 1, 2011.  Additionally, SB 1918 requires an on-bill financing program that NSG filed in February 2010, with a requested June 2011 effective date, that the ICC approved in June 2010.  The on-bill financing program will allow certain residential customers of NSG to borrow funds from a third party lender to purchase energy efficiency measures and pay back the borrowed funds over time through a charge on their utility bill.  NSG must file an EEP to meet specified energy efficiency standards no later than October 1, 2010, with the first program year beginning June 2011.

2008 Rates

On February 5, 2008, the ICC issued a final order requiring a retail natural gas rate decrease of $0.2 million for NSG, effective February 14, 2008.  The rates for NSG reflected a 9.99% return on common equity and a common equity ratio of 56% in its regulatory capital structure.  The order included approval of a decoupling mechanism, effective March 1, 2008, as a four-year pilot program, which allows NSG to adjust rates going forward to recover or refund the difference between the actual and authorized margin impacts of variations in volumes.  Legislation was introduced, but not enacted, at the Illinois state legislature to roll back decoupling.  NSG actively supports the ICC’s decision to approve this rate setting mechanism.  The order also approved an EEP, which allows NSG to recover up to $1.1 million per year of energy efficiency costs.  This EEP is separate from, and will be replaced by, the SB 1918 required EEP.

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

RESULTS OF OPERATIONS

	Three Months Ended		Change in	Six Months Ended		Change in 2010 Over 2009
	June 30		2010 Over	June 30
(Millions)	2010	2009	2009	2010	2009

Net income (loss)	$1.6	$(0.2)	N/A	$5.3	$2.7	96.3%

Summary of Financial Results – Second Quarter 2010 Compared with Second Quarter 2009

Financial results at NSG improved $1.8 million, to net income of $1.6 million for the quarter ended June 30, 2010, from a net loss of $0.2 million for the same quarter in 2009.  The significant factor contributing to the increase in earnings was an increase in rates implemented in the first quarter of 2010.

Summary of Financial Results – Six Months 2010 Compared with Six Months 2009

Earnings at NSG increased $2.6 million, to $5.3 million for the six months ended June 30, 2010, from $2.7 million for the same period in 2009.  The significant factor contributing to the increase in earnings was a $3.7 million after-tax increase in margins primarily related to an increase in rates implemented in the first quarter of 2010.  This positive impact was partially offset by a $0.8 million after-tax increase in depreciation and amortization expense primarily related to a change in recovery method under a recent rate order.  Federal health care legislation enacted in the first quarter of 2010 also had a $0.5 million non-cash negative impact on earnings.

	Three Months Ended June 30		Change in 2010 Over	Six Months Ended June 30		Change in 2010 Over
(Millions, except heating degree days)	2010	2009	2009	2010	2009	2009

Natural gas operating revenues	$30.1	$28.0	7.5%	$126.0	$144.6	(12.9%)
Natural gas purchased for resale	11.9	13.6	(12.5%)	81.9	106.7	(23.2%)
Margins	18.2	14.4	26.4%	44.1	37.9	16.4%

Operating and maintenance expense	11.8	11.6	1.7%	27.1	27.4	(1.1%)
Depreciation and amortization expense	2.3	1.6	43.8%	4.4	3.1	41.9%
Taxes other than income taxes	0.5	0.6	(16.7%)	1.2	1.3	(7.7%)

Operating income	3.6	0.6	500.0%	11.4	6.1	86.9%

Miscellaneous income	0.1	0.1	-%	0.2	0.2	-%
Interest expense	(1.1)	(1.0)	10.0%	(2.1)	(2.1)	-%
Other expense	(1.0)	(0.9)	11.1%	(1.9)	(1.9)	-%

Income (loss) before taxes	2.6	(0.3)	N/A	9.5	4.2	126.2%
Provision (benefit) for income taxes	1.0	(0.1)	N/A	4.2	1.5	180.0%

Net income (loss)	$1.6	$(0.2)	N/A	$5.3	$2.7	96.3%

Throughput in therms
Residential	20.5	26.9	(23.8%)	106.2	119.9	(11.4%)
Commercial and industrial	3.9	4.9	(20.4%)	22.0	25.3	(13.0%)
Transport	23.6	26.3	(10.3%)	72.8	75.1	(3.1%)
Total sales in therms	48.0	58.1	(17.4%)	201.0	220.3	(8.8%)

Weather
Heating degree days	527	766	(31.2%)	3,651	4,084	(10.6%)

Second Quarter 2010 Compared with Second Quarter 2009

Revenues

Revenues increased $2.1 million quarter-over-quarter, driven by:

•
An approximate $3 million increase resulting from the ICC's final rate order for a retail natural gas distribution rate increase effective January 28, 2010.  See Note 11, "Regulatory Environment," for more information on this rate order.

•
An approximate $2 million increase as a result of an approximate 13% increase in the average per-unit cost of natural gas sold by the regulated natural gas utility during the quarter ended June 30, 2010, compared with the same quarter in 2009.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•	The increase in revenues was partially offset by an approximate $3 million decrease in revenues as a result of lower natural gas throughput volumes, related to:

-
An approximate $2 million decrease driven by lower weather normalized volumes.  Residential customer volumes decreased, resulting from customer conservation, efficiency efforts, and general economic conditions.  Commercial and industrial customers volumes also decreased, resulting from reduced demand related to changes in customers' business operations attributed to general economic conditions.

	-	An approximate $2 million decrease as a result of warmer quarter-over-quarter weather, evidenced by the 31.2% decrease in heating degree days.

-
Partially offsetting these decreases was an approximate $1 million positive quarter-over-quarter impact of a decoupling mechanism for residential, small commercial and industrial, and transportation customers.  Under decoupling, NSG is allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates.

Margins

NSG’s margins increased $3.8 million quarter-over-quarter and was driven primarily by the positive impact of the rate order, effective January 28, 2010.

Operating Income

Operating income increased $3.0 million quarter-over-quarter, driven by the $3.8 million increase in margins, partially offset by a $0.8 million increase in operating expenses.  The $0.8 million quarter-over-quarter increase in operating expenses was driven by an increase in depreciation and amortization expense, primarily related to the rate order, effective January 28, 2010, which allows up front recovery in rates for net dismantling costs by including them as a component of depreciation rates applied to natural gas distribution assets.

Six Months 2010 Compared with Six Months 2009

Revenues

Revenues decreased $18.6 million period-over-period, driven by:

•
An approximate $14 million decrease in revenues as a result of an approximate 13% decrease in the average per-unit cost of natural gas sold by the regulated natural gas utility during the six months ended June 30, 2010, compared with the same period in 2009.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•	An approximate $12 million decrease in revenues as a result of lower natural gas throughput volumes, related to:

	-	An approximate $6 million decrease as a result of warmer period-over-period weather during the heating season, evidenced by the 10.6% decrease in heating degree days.

-
An approximate $6 million decrease driven by lower weather normalized volumes.  Residential customer volumes decreased, resulting from customer conservation, efficiency efforts, and general economic conditions.  Commercial and industrial customers’ volumes also decreased, resulting from reduced demand related to changes in customers' business operations attributed to general economic conditions.

•
The decrease in revenues was partially offset by an approximate $6 million increase in revenues resulting from the ICC's final rate order for a retail natural gas distribution rate increase effective January 28, 2010.  See Note 11, "Regulatory Environment," for more information on this rate order.

Margins

NSG’s margins increased $6.2 million period-over-period and was driven primarily by the positive impact of the rate order, effective January 28, 2010.

Operating Income

Operating income increased $5.3 million period-over-period, driven by the $6.2 million increase in margins, partially offset by a $0.9 million increase in operating expenses.  The increase in operating expenses was driven by:

•
A $1.3 million increase in depreciation and amortization expense, primarily related to the rate order, effective January 28, 2010, which allows up front recovery in rates for net dismantling costs by including them as a component of depreciation rates applied to natural gas distribution assets.

•
A $0.7 million increase in employee benefit costs, partially related to an increase in pension and post-retirement medical expenses, driven by the amortization of negative investment returns from 2008.

•	The increase in operating expense was partially offset by a $1.0 million decrease in injuries and damages expense.

Provision for Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Effective Tax Rate	38.5%	33.3%	44.2%	35.7%

Second Quarter 2010 Compared with Second Quarter 2009

The higher effective tax rate for the quarter ended June 30, 2010, compared with the same quarter in 2009, was driven by the effect of comparable quarter-over-quarter book to tax return differences in relation to higher net income in 2010.

Six Months 2010 Compared with Six Months 2009

The increase in the effective tax rate for the six months ended June 30, 2010, compared with the same period in 2009, was primarily related to the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the 2010 federal health care legislation.  See "Liquidity and Capital Resources, Other Future Considerations – Federal Health Care Reform" for more information.  As a result of the legislation, NSG expensed $0.5 million of non-cash deferred income tax benefits during the first quarter 2010, which were previously recognized as a reduction in provision for income taxes.

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

Operating Cash Flows

During the six months ended June 30, 2010, net cash provided by operating activities was $35.6 million, compared with $51.6 million for the same period in 2009.  The $16.0 million period-over-period decrease in net cash provided by operating activities was largely driven by a $13.5 million decrease in cash provided by working capital, primarily the result of a $23.2 million decrease in cash due to a period-over-period decrease in accounts receivable and accrued unbilled revenue collections, partially offset by a

$5.3 million decrease in cash used for accounts payable, both driven by lower period-over-period natural gas prices.  The decrease in accounts receivable and accrued unbilled revenue collections was also driven by lower volumes in 2010.

Investing Cash Flows

Net cash used for investing activities decreased $10.2 million, from $15.6 million for the six months ended June 30, 2009, to $5.4 million for the six months ended June 30, 2010, driven by $10.4 million loaned to PGL during the six months ended June 30, 2009.

Financing Cash Flows

Net cash used for financing activities decreased $3.9 million, from $16.0 million during the six months ended June 30, 2009, to $12.1 million during the six months ended June 30, 2010, primarily due to a $2.4 million period-over-period decrease in dividends paid to NSG’s parent, as well as the repayment of a greater amount of related-party loans during the six months ended June 30, 2009, compared with the same period in 2010.

Credit Ratings

The current credit ratings for NSG are listed in the table below.

	Standard & Poor's	Moody's
Issuer credit rating	BBB+	A3
Senior secured debt	A	A1

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating.

On May 27, 2010, Moody’s revised the outlook for Integrys Energy Group and all of its subsidiaries to "stable" from "negative."  According to Moody’s, the revised outlook reflected a reduced business risk profile driven by the recently completed restructuring of Integrys Energy Group’s nonregulated operations into a smaller segment with significantly reduced collateral requirements.  Moody’s also raised the senior secured debt rating for NSG from "A2" to "A1."  According to Moody’s, the upgrade follows the August 2009 upgrade of the senior secured ratings of the majority of its investment grade regulated utilities (issuers with negative outlooks were excluded from the August 2009 upgrade).

On January 26, 2010, Standard and Poor's revised the outlook for Integrys Energy Group and all of its subsidiaries to "stable" from "negative."  According to Standard and Poor’s, the revised outlook reflected Integrys Energy Group's decision to retain a selected portion of its nonregulated operations, which resulted in a revision to Integrys Energy Group's business risk profile to "strong" from "excellent" and also reflected Integrys Energy Group’s improved financial measures and decreasing regulatory risk, which resulted in a change in its financial risk profile to "significant" from "aggressive."

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of NSG as of June 30, 2010:

		Payments Due By Period
(Millions)	Total Amounts Committed	2010	2011 to 2012	2013 to 2014	2015 and Thereafter

Long-term debt principal and interest payments (1)	$107.9	$1.9	$7.4	$50.3	$48.3
Commodity purchase obligations (2)	79.1	9.2	36.1	24.3	9.5
Purchase orders (3)	9.7	9.7	-	-	-
Pension and other postretirement funding obligations (4)	31.2	2.2	13.8	10.1	5.1
Total contractual cash obligations	$227.9	$23.0	$57.3	$84.7	$62.9

(1)	Represents bonds issued by NSG. NSG records all principal obligations on the balance sheet.

(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot reasonably be estimated beyond 2012.

The table above does not reflect any payments related to the manufactured gas plant remediation liability of $104.8 million at June 30, 2010, as the amount and timing of payments are uncertain.  NSG anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates.  See Note 8, "Commitments and Contingencies," for more information.  In addition, the table does not reflect any payments for the June 30, 2010, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.

Capital Requirements

As of June 30, 2010, construction expenditures for NSG for the three-year period 2010 through 2012 are anticipated to be $45.9 million.  The largest of these expenditures relates to NSG's natural gas pipe distribution system.  All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints and requirements, market volatility, and economic trends.

Capital Resources

As of June 30, 2010, NSG was in compliance with all covenants related to outstanding long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.

NSG's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.  In addition, covenants and other provisions restrict the payment of cash dividends and the purchase or redemption of capital stock.  At June 30, 2010, such restrictions require NSG to maintain a minimum balance in retained earnings of $6.9 million.

NSG plans to meet its capital requirements for the period 2010 through 2012 primarily through internally generated funds, debt financings, and equity infusions.  NSG plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes NSG has adequate financial flexibility and resources to meet its future needs.

NSG has the ability to borrow up to $50.0 million from PEC and up to $50.0 million from PGL.  At June 30, 2010, NSG had no borrowings outstanding with PEC or PGL under these debt agreements.

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

Property Tax Assessment on Natural Gas

NSG purchases storage services from pipeline companies on the pipelines’ interstate natural gas storage and transmission systems.  Once a shipper delivers natural gas to the pipeline’s system, that specific natural gas cannot be physically traced back to the shipper and the physical location of that specific natural gas is not ascertainable.  Some states tax natural gas as personal property and have recently sought to assess personal property tax obligations against natural gas quantities held as working natural gas in facilities located in their states.  Because the pipeline does not have title to the working natural gas inventory in these facilities, the state imposes the tax on the shippers as of the assessment date, based on allocated quantities.  Shippers that are being assessed a tax are actively protesting these property tax assessments.  As of June 30, 2010, NSG had not been assessed such a tax.

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

Most notably, there is a provision of HCR that, beginning in 2013, eliminates the tax deduction for employer-paid postretirement prescription drug charges to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy.  As a result, NSG was required to eliminate a portion of its deferred tax asset related to postretirement benefits.  The total amount of the deferred tax asset that was reduced for the loss of the deduction was $0.5 million, all of which flowed through to income as a component of income tax expense in the first quarter of 2010.  NSG intends to seek recovery in future rates for the income impacts of this tax law change, but at this time is not able to predict how much will ultimately be recovered in rates.

Other provisions of HCR include the elimination of certain annual and lifetime maximum benefits, elimination of pre-existing condition restrictions, an excise tax on high-cost health plans, changes to the Medicare Part D prescription drug program, and numerous other changes.  NSG is currently evaluating what other impacts the health care legislation may have on its future results of operations, cash flows or financial position.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act)

Wall Street Reform Act was signed into law in July 2010.  Certain provisions of the Act relating to derivatives could result in increased capital and/or collateral requirements.  NSG is currently evaluating the impact that this Act will have on its financial statements.

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

Changes in Internal Control

During the second quarter of 2010, NSG implemented a new version of its existing finance and supply chain Enterprise Resource Planning (ERP) system, upgraded its asset management and tax provision systems, and migrated its project costing tracking from the ERP system to the asset management system, all of which are expected to more fully automate and improve the efficiency of its financial reporting process.  NSG updated its internal controls over financial reporting as necessary to accommodate the modifications to its business processes or accounting procedures caused by the system changes. These system changes were the result of an evaluation of the existing systems, which indicated a need to provide for increased functionality to meet evolving business needs and were not the result of any identified deficiencies in the previous systems.

Other than the matter noted above, there were no changes in NSG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

North Shore Gas Company

Date: August 4, 2010	/s/ Diane L. Ford
Diane L. Ford
Vice President and Corporate Controller

(Duly Authorized Officer and Chief Accounting Officer)

NORTH SHORE GAS COMPANY
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

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